Form 10-Q
NEOPHARM INC
filed 1996-05-20
CIK 942788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q


/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996 Commission File Number 26898

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

                                 NEOPHARM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                   51-0327886
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)


                               225 EAST DEERPATH
                                   SUITE 250
                          LAKE FOREST, ILLINOIS  60045
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                 (847) 295-8678
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes   X     No    .
     ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:


  Common Stock, $0.000429 par value                    4,023,134
  -------------------------------------   -----------------------------------
            (Title of class)                 (Number of shares outstanding)


  Warrants to purchase shares of Common
      Stock, $0.000429 par  value                       837,067
  -------------------------------------   -----------------------------------
            (Title of class)                 (Number of shares outstanding)

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)


                                                                   Page Number
                                                                   -----------
PART 1.     Financial Information

       ITEM 1.      Financial Statements

                    Balance Sheets                                      3

                    Statements of Operations                            4

                    Statements of Cash Flows                            5

                    Notes to Financial Statements                       6


       ITEM 2.      Management's Discussion and Analysis of
                    Results of Operations and Financial Condition       7


Part II.    Other Information                                           8

SIGNATURE PAGE                                                          9


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEETS



                                                                             MARCH 31,        DECEMBER 31,
                                                                               1996               1995
                                                                            -----------      --------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...............................................   $5,474,868           $    671
                                                                             ----------         ----------
Equipment and Furniture:
  Equipment...............................................................       22,526             18,745
  Furniture...............................................................       10,587             10,587
  Less accumulated depreciation...........................................     (21,993)           (20,548)
                                                                             ----------         ----------
      Total equipment and furniture, net..................................       11,120              8,784
  Deferred offering costs.................................................          ---            486,436
                                                                             ----------         ----------
      Total assets........................................................   $5,485,988           $495,891
                                                                             ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities:
    Interest payable to principal stockholder.............................          ---           $545,379
    Obligations under research agreements.................................          ---             34,447
    Due to related parties................................................          ---            337,740
    Professional fees.....................................................      284,692            325,277
    Other.................................................................       23,603            106,788
  Current portion of loan payable to principal
    stockholder...........................................................          ---          1,196,445
  Line of credit with bank................................................          ---          2,007,652
                                                                             ----------         ----------
      Total current liabilities...........................................      308,295          4,553,728
                                                                             ----------         ----------
Long-term obligations:
  Loan payable to principal stockholder, net of
    current portion.......................................................          ---            303,555
                                                                             ----------         ----------
Stockholders' equity (deficit):
  Common stock, $.000429 par value; 15,000,000 shares authorized;
    4,023,134 and 2,637,004 shares issued and outstanding,
    respectively..........................................................        1,725              1,008
  Additional paid-in capital..............................................    5,578,090            108,491
  Deficit accumulated during the development stage........................     (402,122)        (4,470,891)
                                                                             ----------         ----------
      Total stockholders' equity (deficit)................................    5,177,693         (4,361,392)
                                                                             ----------         ----------
      Total liabilities and stockholders'
        equity (deficit)..................................................   $5,485,988           $495,891
                                                                             ==========         ==========

  The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(Unaudited)



                                                                   INCEPTION
                                                                (JUNE 15, 1990)
                                                                    THROUGH
                                   MARCH 31,       MARCH 31,       MARCH 31,
                                     1996            1995            1996
                                   ---------      -----------   ---------------
Revenue:
Interest income..................  $   48,888     $        --     $    48,888
Expenses:
Research and development.........     223,464         278,634       3,186,672
General and administrative.......     180,182          86,542         999,624
Interest expense ................      47,364          79,911         735,605
                                   ----------     -----------     -----------
Total expenses ..................     451,010         445,087       4,921,901
                                   ----------     -----------     -----------
Net loss ........................  $ (402,122)    $  (445,087)    $(4,873,013)
                                   ==========     ===========     ===========
Net loss per share...............  $    (0.12)    $     (0.19)
                                   ==========     ===========
Weighted average number of common
equivalent shares outstanding....   3,465,422       2,346,891
                                   ==========     ===========

  The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(Unaudited)



                                                                                                  INCEPTION
                                                                                               (JUNE 15, 1990)
                                          MARCH 31,                 MARCH 31,                      THROUGH
                                            1996                      1995                     MARCH 31, 1996
                                        ------------              ------------              --------------------
Cash flows used in operating
  activities:
  Net loss............................   $  (402,122)              $  (445,087)                $(4,873,013)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
  Depreciation and amortization.......         1,445                     2,001                      32,792
  Gain on disposal of equipment
    and furniture.....................            --                        --                        (408)
  Services contributed (non-cash)
    by related party .................            --                        --                     101,042
  Interest payable converted to stock
    (non-cash)........................       523,385                                               523,385
    (Increase) decrease in other
      assets..........................       486,436                  (135,247)                    (11,100)
    (Decrease) increase in accounts
      payable and accrued liabilities.    (1,041,336)                  172,961                     308,296
                                          ----------               -----------                 -----------
        Net cash used in operating
          activities.................       (432,192)                 (405,372)                 (3,919,006)
                                          ----------               -----------                 -----------
Cash flows used in investing
  activities:
  Purchase of equipment and
    furniture.........................        (3,781)                     (583)                    (34,215)
  Proceeds from disposal of
    equipment and furniture...........            --                        --                         810
                                          ----------               -----------                 -----------
        Net cash used in investing
          activities..................        (3,781)                     (583)                    (33,405)
                                          ----------               -----------                 -----------
Cash flows from financing
  activities:
  Proceeds from loan payable to
    principal stockholder.............            --                        --                   1,500,000
  Advance on line of credit...........       107,000                   415,000                   2,114,652
  Reduction in line of credit.........    (2,114,652)                       --                  (2,114,652)
  Proceeds from issuance of common
    stock, net of deferred
    offering costs....................     7,917,822                         8                   7,926,279
                                          ----------               -----------                 -----------
        Net cash provided by
          financing activities........     5,910,170                   415,008                   9,426,279
                                          ----------               -----------                 -----------
Net increase (decrease) in cash.......     5,474,197                     9,053                   5,474,868
Cash and cash equivalents, beginning
  of period...........................           671                     9,205                          --
                                          ----------               -----------                 -----------
Cash and cash equivalents, end of
  period..............................   $ 5,474,868               $    18,258                 $ 5,474,868
                                         ===========               ===========                 ===========
Supplemental disclosure of cash paid
  for:
Interest..............................        84,585                    16,384                     212,222
Income taxes..........................            --                        --                          --

  The accompanying notes are an integral part of these financial statements.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                 (unaudited)

NOTE 1


The financial information herein is unaudited, other than the Balance Sheet at December 31, 1995, which is derived from the audited financial statements.


In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three month periods ended March 31, 1996 and 1995.

On January 30, 1996 the Company completed a public offering of newly issued 1,350,000 shares of common stock and 675,000 warrants for proceeds of approximately $8,435,000 net of expenses. On March 8, 1996 the Company issued 36,130 shares of common stock and 18,565 warrants related to the underwriter's over-allotment option for proceeds of approximately $267,000, net of expenses. The Company plans to use the proceeds for research and development, repayment of bank debt, sales and marketing, working capital and general corporate purposes (including payment of certain interest accrued on the Chairman's loan).

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1995 annual report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Three Months Ended March 31, 1996 vs. Three Months Ended March 31, 1995

Revenue, consisting of interest income for the three months ended March 31, 1996 (the "Fiscal 1996 Period") was $48,888. Interest income was earned on the investment of the net proceeds from the Company's initial public offering of common stock, completed January 30, 1996. No revenue was recorded for the three months ended March 31, 1995 (the "Fiscal 1995 Period"), as the Company had no surplus cash balances.

Research and development expenses decreased by 20% or $55,170 for the Fiscal 1996 Period compared to the Fiscal 1995 Period due to completion of the Company's obligation to fund certain university-based supportive research relating to the liposome development program.

General and administration expenses increased 108% or $93,640 for the Fiscal 1996 Period compared to the Fiscal 1995 Period primarily due to salaries paid to employees and officers of the Company in 1996. Prior to completion of the initial public offering, officers of the Company were not paid salaries.

Interest expense decreased by 41% or $32,547 for the Fiscal 1996 Period compared to the Fiscal 1995 period, as proceeds from the initial public offering were used to repay principal and interest due on the Company's outstanding line-of-credit. In addition, a loan by the Chairman of the Company was converted into common stock at the initial public offering price. Both the line-of-credit and loan from the Chairman were outstanding in the Fiscal 1995 Period.

The net loss for the Fiscal 1996 Period decreased by 10% or $42,965 compared to the Fiscal 1995 Period. The Company expects losses to continue as planned product development continues.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since the Company's inception. Operations have principally been funded through, a loan from the Company's Chairman, a bank line-of-credit and since January 1996, the initial public offering of common stock. The Company expects to incur additional expenses, resulting in potentially significant losses, as it continues and expands its research and development activities and undertakes additional clinical trials of compounds obtained under proprietary licenses. The Company also expects to incur substantial administrative and commercialization expenditures in the future as it seeks FDA approval of drugs under development and initiates marketing activities.

At March 31, 1996, the Company's cash and cash equivalents were $5,474,868 compared to $671 at December 31, 1995. This increase was a direct result of completing the initial public offering of common stock in January, which generated approximately $7.9 million, net of underwriter's discounts and related offering costs. After closing the initial public offering the Company paid accrued consulting fees, legal and accounting costs related to the public offering, and as was previously mentioned, repaid the outstanding line-of-credit.

The Company plans to finance its needs principally from its existing capital resources and interest thereon, and to the extent available, through collaborative agreements with corporate partners, future public and private financings. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of product testing, relationships with potential partnerships and collaborations, and the FDA regulatory process. Additional funding may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

PART II - OTHER INFORMATION


              Item 1.  Legal Proceedings                      None


              Item 2.  Changes in Securities                  None


              Item 3.  Defaults Upon Senior Securities        None


              Item 4.  Submission of Matters to Vote
                       of Security Holders                    None


              Item 5.  Other Information                      None


              Item 6.  Exhibits and Reports on Form 8-K

                       (a)  Exhibits                          None
                       (b)  Reports on Form 8-K               None

                                 SIGNATURE PAGE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                     NEOPHARM, INC.


                                     By:      /s/  David E. Riggs
                                         _______________________________
                                              David E. Riggs,
                                              Chief Financial Officer


                                              Date: May 15, 1996