Form 10-Q
period 1996-06-30
NEOPHARM INC
filed 1996-08-13
CIK 942788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________TO__________


                        Commission file number 33-90516
                                               --------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.  Yes  X    No   .
                ---     ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:



               Title of each class                  Number of shares outstanding
- --------------------------------------------------  ----------------------------
        Common Stock ($.000429 par value)                    4,032,634

Warrants to purchase shares of Common Stock
($.000429 par value)                                          837,067

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)


                                                                     Page Number


PART I.         Financial Information

     ITEM 1.    Financial Statements

                        Balance Sheets                                  3

                        Statement of Operations                         4

                        Statement of Cash Flows                         5

                        Notes to Financial Statements                   6


     ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     7


PART II.        Other Information                                       8

SIGNATURE PAGE                                                          9

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEETS



                                                           JUNE 30,    DECEMBER 31,
                                                             1996         1995
                                                          ----------   -----------
                                                          (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents..............................  $5,197,639    $      671
Equipment and Furniture:
 Equipment..............................................      23,515        18,745
 Furniture..............................................      12,989        10,587
 Less accumulated depreciation..........................     (22,493)      (20,548)
                                                          ----------    ----------
     Total equipment and furniture, net.................      14,011         8,784
                                                          ----------    ----------
Deferred offering costs.................................          --       486,436
                                                          ----------    ----------
     Total assets.......................................  $5,211,650    $  495,891
                                                          ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued liabilities:
  Interest payable to principal stockholder.............  $       --    $  545,379
  Obligations under research agreements.................          --        34,447
  Due to related parties................................          --       337,740
  Professional fees.....................................     264,950       325,277
  Other.................................................      14,833       106,788
 Current portion of loan payable to principal
   stockholder..........................................          --     1,196,445
 Line of credit with bank...............................          --     2,007,652
                                                          ----------    ----------
     Total current liabilities..........................     279,783     4,553,728
                                                          ----------    ----------
Long-term obligations:
 Loan payable to principal stockholder, net of
 current portion........................................          --       303,555
                                                          ----------    ----------
Stockholders' equity (deficit):
 Common stock, $.000429 par value;
  15,000,000 shares authorized 4,032,634 and 2,350,000
  shares issued and outstanding, respectively...........       1,730         1,008
 Additional paid-in capital.............................   5,623,879       108,491
 Deficit accumulated during the development stage.......    (693,742)   (4,470,891)
                                                          ----------    ----------
     Total stockholders' equity (deficit)...............   4,931,867    (4,361,392)
                                                          ----------    ----------
     Total liabilities and stockholders'
      equity (deficit)..................................  $5,211,650    $  495,891
                                                          ==========    ==========

      The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)



                                                                             INCEPTION
                          THREE MONTHS ENDED         SIX MONTHS ENDED      (JUNE 15, 1990)
                                JUNE 30,                  JUNE 30,          THROUGH JUNE 30,
                           1996         1995         1996         1995           1996
                        ----------   ----------   ----------   ----------   ---------------
Interest Income.......  $   63,813   $       --   $  112,701   $       --       $   112,701
Expenses:
 Research and
  development.........     164,215      188,126      387,679      466,760         3,350,887
 General and
  administration......     191,218       53,478      371,400      140,020         1,190,842
 Interest expense.....          --       84,793       47,364      164,704           735,605
                        ----------   ----------   ----------   ----------       -----------
     Total expenses...     355,433      326,397      806,443      771,484         5,277,334
                        ----------   ----------   ----------   ----------       -----------
Net loss..............  $ (291,620)  $ (326,397)  $ (693,742)  $ (771,484)      $(5,164,633)
                        ==========   ==========   ==========   ==========       ===========
Net loss per share....  $    (0.07)  $    (0.14)  $    (0.19)  $    (0.33)
                        ==========   ==========   ==========   ==========
Weighted average
number of common
equivalent shares
outstanding...........   4,025,134    2,350,000    3,745,279    2,348,446
                        ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)


                                                                       INCEPTION
                                                                     (JUNE 15, 1990)
                                            JUNE 30,     JUNE 30,       THROUGH
                                              1996         1995      JUNE 30, 1996
                                           -----------   ---------   ---------------
Cash flows used in operating
 activities:
 Net loss................................  $  (693,742)  $(771,484)  $(5,164,633)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Depreciation and amortization..........        1,945       4,001        34,292
  Gain on disposal of equipment
   and furniture.........................           --          --          (408)
  Services contributed (non-cash)
   by related party (Note 7).............           --          --       101,042
Interest converted to stock                    523,385          --       523,385
Changes in assets and liabilities:
 (Increase) decrease in other
  assets.................................      486,436    (179,883)      (11,100)
 (Decrease) Increase in accounts
  payable and accrued liabilities........   (1,069,848)    215,360       279,783
                                           -----------   ---------   -----------
     Net cash used in operating
      activities.........................     (751,824)   (732,006)   (4,237,639)
                                           -----------   ---------   -----------
Cash flows used in investing
 activities:
 Purchase of equipment and
  furniture..............................       (7,172)       (583)      (37,605)
 Proceeds from disposal of
  equipment and furniture................           --          --           810
                                           -----------   ---------   -----------
     Net cash used in investing
      activities.........................       (7,172)       (583)      (36,795)
                                           -----------   ---------   -----------
Cash flows from financing
activities:
 Proceeds from loan payable to
  principal stockholder..................           --          --     1,500,000
 Advance on line of credit...............      107,000     725,000     2,114,652
 Reduction in line of credit                (2,114,652)         --    (2,114,652)
 Proceeds from issuance of common
  stock..................................    7,963,616           8     7,972,073
                                           -----------   ---------   -----------
     Net cash provided by
      financing activities...............    5,955,964     725,008     9,472,073
                                           -----------   ---------   -----------
Net increase (decrease) in cash..........    5,196,968      (7,581)    5,197,639
Cash, beginning of period................          671       9,205            --
                                           -----------   ---------   -----------
Cash, end of period......................  $ 5,197,639   $   1,624   $ 5,197,639
                                           ===========   =========   ===========
Supplemental disclosure of cash paid
 for:
Interest.................................       84,585      42,076       212,222
Income taxes.............................           --          --            --
                                           ===========   =========   ===========


        The accompanying notes are an integral part of these statements.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996

NOTE 1

The financial information herein is unaudited, other than the Balance Sheet at December 31, 1995, which is derived from the audited financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows for the six month periods ended June 30, 1996 and 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1995 annual report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995

Revenue, consisting of interest and dividend income for the six months ended June 30, 1996 was $112,701. Interest and dividend income was earned on the investment of the net proceeds from the Company's initial public offering of common stock, completed January 30, 1996. No revenue was recorded for the six months ended June 30, 1995, as the Company had no surplus cash balances.

Research and development expenses decreased by 17% or $79,081 for the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995. The decrease is due to the completion of the Company's obligation to fund certain university supportive research relating to the liposome development program.

General and administration expenses increased 165% or $231,380 for the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995, primarily due to salaries paid to employees and officers of the Company in 1996. Prior to the completion of the initial public offering, officers of the Company were not paid salaries.

Interest expense decreased by 71% or 117,340 for the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995 as proceeds from the initial public offering were used to repay principal and interest due on the Company's outstanding line-of-credit. In addition, a loan by the Chairman of the Company was converted into common stock at the initial public offering price. Both the line-of-credit and loan from the Chairman were outstanding in the six month period ended June 30, 1995.

The net loss for the six month period ended June 30, 1996 decreased by 10% or $77,742 compared to the six month period ended June, 30, 1995. The Company expects losses to continue as planned product development continues.

Results of Operations - Three Months Ended June 30, 1996 vs. Three Months Ended June 30, 1995

Revenue, consisting of interest and dividend income for the three months ended June 30, 1996 was $63,813. Interest and dividend income was earned on the investment of the net proceeds from the Company's initial public offering of common stock, completed January 30, 1996. No revenue was recorded for the three months ended June 30, 1995, as the Company had no surplus cash balances.

Research and development expenses decreased by 13% or $23,911 for the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995. The decrease is due to the completion of the Company's obligation to fund certain university supportive research relating to the liposome development program.

General and administration expenses increased 258% or $137,740 for the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995, primarily due to salaries paid to employees and officers of the Company in 1996. Prior to the completion of the initial public offering, officers of the Company were not paid salaries.

Interest expense decreased by 100% or 84,793 for the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995 as proceeds from the initial public offering were used to repay principal and interest due on the Company's outstanding line-of-credit. In addition, a loan by the Chairman of the Company was converted into common stock at the initial public offering price. Both the line-of-credit and loan from the Chairman were outstanding in the three month period ended June 30, 1995.

The net loss for the three month period ended June 30, 1996 decreased by 11% or $34,777 compared to the three month period ended June, 30, 1995. The Company expects losses to continue as planned product development continues.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since the Company's inception. Operations have principally been funded through a loan from the Company's Chairman, a bank line-of-credit and since January 1996, the initial public offering of common stock. The Company expects to incur additional expenses, resulting in potentially significant losses, as it continues and expands its research and development activities and undertakes additional clinical trials of compounds obtained under proprietary licenses. The Company also expects to incur substantial administrative and commercialization expenditures in the future as it seeks FDA approval of drugs under development and initiates marketing activities.

At June 30, 1996, the Company's cash and cash equivalents were $5,197,639 compared to $671 at December 31, 1995. This increase was a direct result of completing the initial public offering of common stock in January, which generated approximately $7.9 million, net of underwriter's discounts and related offering costs. After closing the initial public offering, the Company paid accrued consulting fees, legal and accounting costs related to the public offering, and as was previously mentioned, repaid the outstanding line-of-credit.

The Company plans to finance its needs principally from its existing capital resources and interest thereon, and to the extent available, through collaborative agreements with corporate partners and future public and private financing. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of product testing, relationships with potential partnerships and collaborations, and the FDA regulatory process. Additional funding may not be available when needed or on terms acceptable to the Company. Insufficient funds my require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

PART II - OTHER INFORMATION


     Item 1.  Legal Proceedings                             None

     Item 2.  Changes in Securities                         None

     Item 3.  Defaults Upon Senior Securities               None

     Item 4.  Submission of Matters to a Vote
              of Security-Holders                           None

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

                                           NEOPHARM, INC.

                                           By: /s/  David E. Riggs
                                           ---------------------------------
                                                David E. Riggs,,
                                                Chief Financial Officer
                                                and authorized officer

                                                Date: August 13, 1996