Form 10-Q
period 1996-09-30
NEOPHARM INC
filed 1996-11-13
CIK 942788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1996
                  ------------------
                                       OR

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
                ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:



       Title of each class                       Number of shares outstanding
----------------------------------               ----------------------------
Common Stock ($.0002145 par value)                        8,120,268

  Warrants to purchase shares of
Common Stock ($.0002145 par value)                        2,079,134

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEETS



                                                                         SEPTEMBER 31,  DECEMBER 31,
                                                                             1996           1995
                                                                         -------------  ------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents.............................................  $  4,893,691   $      $671


Equipment and Furniture:
 Equipment.............................................................         23,515        18,745
 Furniture.............................................................         12,989        10,587
 Less accumulated depreciation.........................................        (25,384)      (20,548)
                                                                         -------------  ------------
        Total equipment and furniture, net.............................         11,120         8,784
                                                                         -------------  ------------
Deferred offering costs................................................             --       486,436
                                                                         -------------  ------------
        Total assets...................................................  $  $4,904,811  $    495,891
                                                                         =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued liabilities:
  Interest payable to principal stockholder............................  $          --  $    545,379

  Obligations under research agreements                                             --        34,447
  Due to related parties...............................................             --       337,740
  Professional fees....................................................         54,113       325,277
  Other................................................................         29,832       106,788
 Current portion of loan payable to principal
  stockholder..........................................................             --     1,196,445
 Line of credit with bank..............................................             --     2,007,652
                                                                         -------------  ------------
        Total current liabilities......................................         83,945     4,553,728
                                                                         -------------  ------------
Long-term obligations:
 Loan payable to principal stockholder, net of
  current portion......................................................             --       303,555
                                                                         -------------  ------------
Stockholders' equity (deficit):
 Common stock, $.0002145 par value;
  15,000,000 shares authorized
  8,120,268 and 4,700,000  share issued and outstanding, respectively            1,742         1,008
 Additional paid-in capital............................................      5,816,367       108,491

 Deficit accumulated during the development stage......................       (997,243)   (4,470,891)
                                                                         -------------  ------------
        Total stockholders' equity (deficit)...........................      4,820,866    (4,361,392)
                                                                         -------------  ------------
        Total liabilities and stockholders'
         equity (deficit)..............................................  $   4,904,811  $    495,891
                                                                         =============  ============

                See accompanying notes to financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)



                                                                            INCEPTION
                         THREE MONTHS ENDED       NINE MONTHS ENDED      (JUNE 15, 1990)
                           SEPTEMBER 30,            SEPTEMBER 30,      THROUGH SEPTEMBER 30,
                          1996        1995        1996          1995           1996
                       ----------  ----------  ----------    ----------   ------------
Interest Income.....   $   66,197  $       --  $  178,898   $        --   $    178,898
Expenses:
 Research and
  development.......      203,750     396,109     591,429       862,869      3,554,637
 General and
  administrative....      165,949      48,663     537,349       188,683      1,356,791
 Interest expense...           --      84,770      47,364       249,474        735,605
                       ----------  ----------  ----------  ------------   ------------
   Total expenses...      369,699     529,542   1,176,142     1,301,026      5,647,033
                       ----------  ----------  ----------  ------------   ------------
Net loss               $(303,502)  $(529,542)  $(997,244)  $(1,301,026)   $(5,468,135)
                       ==========  ==========  ==========  ============   ============
Net loss per share..   $    (.04)  $    (.11)  $    (.13)  $      (.28)
                       ==========  ==========  ==========  ============
Weighted average
number of common
equivalent shares
outstanding.........    8,101,936   4,700,000   7,694,350     4,697,926
                       ==========  ==========  ==========  ============

                See accompanying notes to financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)


                                                                                 INCEPTION
                                                                              (JUNE 15, 1990)
                                               SEPTEMBER 30,  SEPTEMBER 30,       THROUGH
                                                   1996           1995       SEPTEMBER 30, 1996
                                               -------------  -------------  ------------------
Cash flows used in operating
 activities:
 Net loss...................................   $   (997,244)  $ (1,301,026)  $      (5,468,135)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Depreciation and amortization.............           4,835          5,447              37,182
  Gain on disposal of equipment
   and furniture............................              --             --               (408)
  Services contributed (non-cash)
   by related party (Note 7)................              --             --             101,042
 Interest converted to stock................         523,385             --             523,385
 Changes in assets and liabilities:
  Decrease (increase) in other
   assets...................................         486,436      (332,197)            (11,100)
  (Decrease) increase in accounts payable
   and accrued liabilities..................     (1,265,685)        461,555              83,946
                                               -------------  -------------  ------------------
    Net cash used in operating
     activities.............................     (1,248,272)    (1,166,221)         (4,734,088)
                                               -------------  -------------  ------------------
Cash flows used in investing activities:
 Purchase of equipment and
  furniture.................................         (7,172)          (583)            (37,605)
 Proceeds from disposal of
  equipment and furniture...................              --             --                 810
                                               -------------  -------------  ------------------
   Net cash used in investing
    activities..............................         (7,172)          (583)            (36,795)
                                               -------------  -------------  ------------------
Cash flows from financing
 activities:
 Proceeds from loan payable to
  principal stockholder.....................              --             --           1,500,000
 Advance on line of credit..................         107,000      1,161,000           2,114,652
 Reduction in line of credit................     (2,114,652)             --         (2,114,652)
 Proceeds from issuance of common
  stock.....................................       8,156,117              8           8,164,574
                                               -------------  -------------  ------------------
   Net cash provided by
    financing activities....................       6,148,465      1,161,008           9,664,574
                                               -------------  -------------  ------------------
Net increase (decrease) in cash.............       4,893,020        (5,796)           4,893,691
Cash, beginning of period...................             671          9,205                  --
                                               -------------  -------------  ------------------
Cash, end of period.........................   $   4,893,691  $       3,409  $        4,893,691
                                               =============  =============  ==================
Supplemental disclosure of cash paid
 for:
Interest....................................          84,585         85,581             212,222
Income taxes................................              --             --                  --
===============================================================================================


                See accompanying notes to financial statements.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 1

The financial information herein is unaudited, other than the Balance Sheet at December 31, 1995, which is derived from the audited financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine month periods ended September 30, 1996 and 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1995 annual report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2

In 1996, the Company amended its Certificate of Incorporation to convert each share of outstanding Common Stock into two shares of Common Stock and to restate the par value of the Common Stock from $.000429 per share to $.0002145 per share. The stock split has been reflected retroactively in these financial statements for all periods presented. At December 31, 1995 and September 30, 1996 as adjusted, there were 4,700,000 and 8,120,268 shares of common stock issued and outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations - Nine Months Ended September 30, 1996 vs. Nine Months
----------------------------------------------------------------------------
Ended September 30, 1995
------------------------

Revenue, consisting of interest and dividend income for the nine months ended September 30, 1996 was $178,898. Interest and dividend income was earned on the investment of the net proceeds from the Company's initial public offering of common stock, completed January 30, 1996. No revenue was recorded for the nine months ended September 30, 1995, as the Company had no surplus cash balances.

Research and development expenses decreased by 31% or $271,440 for the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995. The decrease is due to the completion of the Company's obligation to fund certain university supportive research relating to the liposome development program.

General and administration expense expenses increased 185% or $348,666 for the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995 primarily due to salaries paid to employees and officers of the Company in 1996. Prior to the completion of the initial public offering, officers of the Company were not paid salaries.

Interest expense decreased by 81% or $202,110 for the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995 as proceeds from the initial public offering were used to repay principal and interest due on the Company's outstanding line-of-credit. In addition, a loan by the Chairman of the Company was converted into common stock at the initial public offering price. Both the line-of-credit and loan from the Chairman were outstanding in the nine month period ended September 30, 1995.

The net loss for the nine month period ended September 30, 1996 decreased by 23% or $303,782 compared to the nine month period ended September, 30, 1995. The Company expects losses to continue as planned product development continues.

Results of Operations - Three Months Ended September 30, 1996 vs. Three Months
------------------------------------------------------------------------------
Ended September 30, 1995
------------------------

Revenue, consisting of interest and dividend income for the three months ended September 30, 1996 was $66,197. Interest and dividend income was earned on the investment of the net proceeds from the Company's initial public offering of common stock, completed January 30, 1996. No revenue was recorded for the three months ended September 30, 1996, as the Company had no surplus cash balances.

Research and development expenses decreased by 49% or $192,359 for the three month period ended September 30, 1996 compared to the three month period ended September 30, 1995. The decrease is due to the completion of the Company's obligation to fund certain university supportive research relating to the liposome development program.

General and administration expense expenses increased 241% or $117,286 for the three month period ended September 30, 1996 compared to the three month period ended September 30, 1995 primarily due salaries paid to employees and officers of the Company in 1996. Prior to the completion of the initial public offering, officers of the Company were not paid salaries.

Interest expense decreased by 100% or 84,770 for the three month period ended September 30, 1996 compared to the three month period ended September 30, 1995 as proceeds from the initial public offering were used to repay principal and interest due on the Company's outstanding line-of-credit. In addition, a loan by the Chairman of the Company was converted into common stock at the initial public offering price. Both the line-of-credit and loan from the Chairman were outstanding in the three month period ended September 30, 1995.

The net loss for the three month period ended September 30, 1996 decreased by 43% or $226,040 compared to the three month period ended September, 30, 1995. The Company expects losses to continue as planned product development continues.

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

At September 30, 1996, the Company's cash and cash equivalents were $4,893,691 compared to $671 at December 31, 1995. This increase was a direct result of completing the initial public offering of common stock in January, which generated approximately $7.9 million, net of underwriter's discounts and related offering costs. After closing the initial public offering, the Company paid accrued consulting fees, legal and accounting costs related to the public offering, and as was previously mentioned, repaid the outstanding line-of-credit.

The Company plans to finance its needs principally from its existing capital resources and interest thereon, and to the extent available, through collaborative agreements with corporate partners, future public and private financing. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of product testing, relationships with potential partnerships and collaborations, and the FDA regulatory process. Additional funding may not be available when needed or on terms acceptable to the Company. Insufficient funds my require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

Statements made in this document that present information that is not historic, including among other things, anticipated financial performance, business prospects, new products and markets, and research and development activities, are forward-looking statements. The risks that may affect operations, development and results include clinical outcomes in drug development programs, regulatory matters, proprietary rights challenges, market acceptance, competition, and other matters discussed in the Company's Form 10-K and other periodic reports.

PART II - OTHER INFORMATION


          Item 1.  Legal Proceedings                       None

          Item 2.  Changes in Securities
                   The Board of Directors of the
                   Corporation authorized a two-for-one
                   stock split to stockholders of
                   record as of the close of business
                   on August 26, 1996. The par value of
                   NeoPharm, Inc. common stock was
                   adjusted from $0.000429 per share to
                   $0.0002145 per share, in connection
                   with this stock split.

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

                                           NEOPHARM, INC.

                                           By: /s/  David E. Riggs
                                           _________________________________
                                               David E. Riggs,,
                                               Chief Financial Officer

                                               Date: November 13, 1996