Form 10-K
period 1996-12-31
NEOPHARM INC
filed 1997-03-31
CIK 942788

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
(MARK ONE)


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934
[FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
        EXCHANGE ACT OF 1934
[NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER 33-90516

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                       COMMON STOCK, $.0002145 PAR VALUE
                       ---------------------------------
                               (Title of class)

        WARRANTS TO PURCHASE SHARES OF COMMON STOCK, $.0002145 PAR VALUE
        ----------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                              --    --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the Registrant's common stock held by non-affiliates of the registrant, par value $.0002145 per share, (based on the closing price of such shares on the American Stock Exchange on February 18,
1997) was $27,399,555. As of February 18, 1997 there were 8,130,268 shares of
Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement (the "Proxy Statement") to be used in connection with the Registrant's 1996 Annual Meeting of Stockholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934 within 120 days of the Registrant's fiscal year ended December 31, 1996, are incorporated by reference to Part III of this Annual Report on Form 10-K.




                          FORM 10-K TABLE OF CONTENTS


PART I                                                                     PAGE
                                                                           ----
Item 1.   Business                                                            3
Item 2.   Properties                                                         14
Item 3.   Legal Proceedings                                                  14
Item 4.   Submission of Matters to a Vote of Security Holders                14

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                            15
Item 6.   Selected Financial Data                                            16
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              17
Item 8.   Financial Statements and Supplemental Data                         19
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                          19

PART III

Item 10.  Directors and Executive Officers of the Registrant                 20
Item 11.  Executive Compensation                                             22
Item 12.  Security Ownership of Certain Beneficial Owners and Management     22
Item 13.  Certain Relationships and Related Transactions                     22

PART IV

Item 14.  Exhibits and Financial Statement Schedules.                        23

          Signatures                                                         25

                                     PART I

                                ITEM 1. BUSINESS

THE COMPANY

     NeoPharm is a pharmaceutical company engaged in the research and development of drugs for the diagnosis and treatment of various forms of cancer. Phase II clinical trials have been completed by various parties under the sponsorship of the National Cancer Institute (the "NCI"), a unit of the National Institutes of Health, with respect to the Company's two primary drugs, BUdR (Broxuridine) and IUdR (Idoxuridine). In clinical trials involving brain cancer patients, patients receiving BUdR together with radiation therapy exhibited increased survival times as compared to patients receiving radiation therapy alone. Preliminary results of additional studies indicate that BUdR and IUdR may enhance the effectiveness of radiation therapy for other cancers, including cervical and gynecological cancers, soft tissue sarcomas, and head and neck cancers. BUdR and IUdR are also being used for diagnostic applications as indicators of cancer cell proliferation activity. In December 1996, the Company filed a new drug application ("NDA") with the United States Food and Drug Administration ("FDA") for BUdR in a diagnostic application and for BUdR as a radiation sensitizer in the treatment of brain cancer. The Company's NDA relating to BUdR as a prognostic indicator in breast cancer has been accepted for review by the FDA and the FDA requires additional information for that portion of the NDA that covers use of BUdR as a radiation sensitizer in the treatment of malignant gliomas (brain tumors) before that portion can be accepted for review.

     The Company's BUdR and IUdR products are the subject of a Cooperative Research and Development Agreement ("CRADA") with the NCI. The CRADA provides the Company with exclusive access to all clinical data compiled in BUdR and IUdR studies conducted by various parties under the sponsorship of the NCI, involving more than 6,000 patients for diagnostic applications and 1,500 patients for therapeutic applications. Under the CRADA, NCI has agreed to provide the Company with exclusive access to all clinical data for the compounds from clinical trials sponsored by the NCI.

     The incorporation of BUdR and IUdR into the DNA of actively dividing cancer cells weakens the DNA molecules in the cancerous cells, and renders them more sensitive to the lethal effects of radiation. These drugs, when coupled with radiation therapy, may therefore be a more effective treatment for certain forms of cancer than radiation therapy alone. In addition to their therapeutic applications, BUdR and IUdR administered in smaller doses have been used for diagnostic applications as indicators of cellular proliferation activity. Following the administration of BUdR and IUdR, biopsies of the tumor are taken and treated with specific monoclonal antibodies to highlight the presence of BUdR or IUdR in the cells, and the actively dividing cells can then be identified and counted. Clinical trials involving diagnostic use of BUdR and IUdR have indicated that this cell tumor behavior information provided by BUdR and IUdR can assist the oncologist in selecting appropriate therapeutic regimens and enable better monitoring of the effectiveness of the chosen therapy.

     The Company also has developed proprietary liposome products (spheres of subcellular size composed primarily of phospholipids, certain of which are the primary components of living cell membranes). By encapsulating certain chemotherapeutic drugs in liposomes, the toxic side effects associated with the drug can be reduced and the dose increased, thereby potentially increasing the effectiveness of therapy through both increased drug action against cancer cells and reduced side effects. Unlike other liposome-encapsulated chemotherapeutic drugs, the Company believes its liposomes overcome the effects of MDR (multiple drug resistance), which is a common phenomenon in approximately 300,000 cancer patients each year. The Company has conducted one Phase II efficacy study of its liposome-encapsulated doxorubicin ("LED") product involving approximately 20 patients with breast cancer, in which 45% of the patients showed either a partial (minimum 50% shrinkage of the tumor) or complete (100% shrinkage of the tumor) response, as compared to a reported 22% partial or complete response observed with free doxorubicin in other studies. The study also demonstrated a significant reduction in side effects. In addition, the Company has developed a synthetically derived lipid source for making its liposomes, and plans to initiate Phase I/II clinical trials using the synthetically derived formulation in 1997.

     The Company has developed relationships with established pharmaceutical manufacturers for production of BUdR and IUdR as well as its liposome products. The Company's primary market in the United States consists of approximately 3,500 oncologists, most of whom are affiliated with major cancer treatment centers. The Company believes it will be able to address this market with a direct sales force of relatively modest size. The Company intends to enter into collaborative arrangements with other companies to market its products elsewhere in the world. To date, the Company has been engaged primarily in research and development of its proposed products. The Company currently has no marketing or sales staff and, to date, has conducted its activities through consultants and at university research facilities. The Company will need to hire additional personnel and gain access to marketing and sales resources in order to continue the development and commercialization of its products.

     NeoPharm, Inc. was incorporated in Delaware under the name OncoMed, Inc. in June 1990, and changed its name to NeoPharm, Inc. in March 1995. The Company's principal offices are located at 225 East Deerpath, Suite 250, Lake Forest, Illinois 60045, and its telephone number is (847) 295-8678.

NEOPHARM PRODUCTS

     The Company has two primary areas of product focus, its BUdR and IUdR products and its proprietary liposome products. The Company is developing BUdR and IUdR for use as radiation sensitizers to improve the effectiveness of radiation therapy for certain types of cancers and as diagnostic agents in cancer therapy. The Company is also developing liposome encapsulated chemotherapeutic agents, including liposome encapsulated doxorubicin and liposome encapsulated vincristine. The Company has also acquired rights to liposome encapsulated taxol and liposome encapsulated antisense oligodeoxynucleotides.

     All of the products currently being developed by the Company will require approval by the FDA before they can be sold commercially in the United States. This approval process is rigorous and time consuming. Before FDA approval is granted, the products must be shown to be effective in preclinical studies involving animal models and must be shown to have acceptable levels of toxicity. The products are then subjected to controlled clinical trials involving hundreds of patients in order to prove safety and efficacy. These clinical trials are typically divided into Phase I and II trials in which the safety and appropriate therapeutic dose are determined, followed by Phase III trials, in which the efficacy is confirmed in larger numbers of patients. BUdR and IUdR, which the Company is focusing on for development of its initial products, have been shown to be safe and effective in Phase I and Phase II clinical trials. BUdR and IUdR are currently undergoing Phase III clinical trials. In December 1996, the Company filed an NDA with the FDA for BUdR in a diagnostic application and for BUdR as a radiation sensitizer in the treatment of brain cancer. The Company's NDA as it relates to BUdR as a prognostic indication in the treatment of breast cancer was accepted for review by the FDA, however, the FDA will require additional information for that portion of the NDA that dealt with use of BUdR as a radiation sensitizer in the treatment of brain tumors before that portion of the NDA can be accepted. See "Government Regulation" below.

     The table below sets forth the Company's principal products under development, the primary indications for these products and the development status for each product.

                            NEOPHARM PRODUCT SUMMARY


          PRODUCT                CANCER INDICATION     CLINICAL STATUS
          ---------------------  --------------------  ---------------
          BUDR/IUDR THERAPEUTIC
          PRODUCTS
          BUdR                   Malignant gliomas     NDA Submitted
                                 (brain cancer)
          IUdR                   Soft tissue sarcoma   Phase II
          IUdR                   Renal and Pancreatic  Phase II
                                 cancers
          BUdR                   Gynecological         Phase I/II
                                 malignancies
          BUDR/IUDR DIAGNOSTIC
          PRODUCTS
          BUdR                   Diagnostic            NDA Submitted
          IUdR                   Diagnostic            Phase III
          LIPOSOME PRODUCTS
          LED                    Breast                Phase I/II
          LED                    Kaposi's Sarcoma      Preclinical
          LED                    Hematological         Preclinical
          LEVCR                  Hematological, Colon  Preclinical
          LET                    Breast, Ovary         Preclinical
          LE-AON                 Lung, Breast, Colon,  Preclinical
                                 Gastrointestinal



     There can be no assurance that any of the Company's products will receive necessary regulatory approvals, be successfully commercialized and achieve market acceptance, or that any products commercialized by the Company will not be rendered obsolete by other developments in the field of cancer treatment.

BUDR AND IUDR PRODUCTS

     The first commercial products for the Company are expected to be BUdR and IUdR. Under the sponsorship of the National Cancer Institute ("NCI"), a unit of the National Institutes of Health, these compounds have been evaluated as agents for improving the effectiveness of cancer therapy in academic and clinical studies for nearly 30 years, and the first IND application for BUdR and IUdR was filed with the FDA in 1964. During the course of clinical evaluation of these compounds, approximately 7,500 patients have been studied under NCI-approved and sponsored clinical protocols. Recent advancements in radiation therapy and cancer diagnostic techniques have increased the potential utility of BUdR and IUdR as therapeutic and diagnostic agents in cancer therapy. As a result of these advancements, in the early 1990s the NCI determined that BUdR and IUdR should be made available on a commercial basis. NCI chose NeoPharm as its development partner to bring these products to market. As a result, a Cooperative Research and Development Agreement ("CRADA") has been signed between NeoPharm and NCI. Under the terms of the CRADA, NeoPharm has exclusive rights to the data generated with BUdR and IUdR by NCI for certain indications contained in the CRADA including tumors metastatic to the brain, astrocytomas, gastrointestinal cancers, colon cancer, pancreatic cancer, lung cancer, soft tissue sarcomas, head and neck cancer and leukemia. The CRADA provides that the Company may sponsor and help support clinical studies, pay for the cost of producing BUdR and IUdR used in clinical trials and, to the extent supported by clinical results, file appropriate NDAs with the FDA. The original term of the CRADA extended through May 1, 1997. By mutual agreement, the CRADA was extended through September 13, 1998, although the agreement may be terminated by either party without cause upon 60 days notice; provided that in the event of such termination all clinical trials and protocols that have been scheduled, initiated, or otherwise included under the CRADA prior to the notification of termination shall be completed unless otherwise mutually agreed. All provisions of the CRADA shall continue in effect for such clinical trials and protocols. Although BUdR and IUdR are not covered by patents or patent applications, the Company believes that its exclusive access to the clinical data collected by NCI and its investigators and its other rights under the CRADA represent a significant competitive advantage for the Company in the development and eventual commercialization of BUdR and IUdR. There can be no assurance that the CRADA will remain in effect or that the collaboration provided for in the CRADA will be successfully completed. See "Collaborative Relationships, Licenses and Commercialization Strategy" below.

LIPOSOME PRODUCTS

     Liposomes are spheres of subcellular size composed primarily of phospholipids, certain of which are the primary components of living cell membranes, and can be made to contain and deliver drugs. This membrane encapsulation feature of liposomes enables the entrapped drug to be circulated in the bloodstream in higher concentrations for longer periods of time than the free drug. When certain drugs, including chemotherapeutic agents, are administered in conjunction with liposomes, they have been shown to produce fewer and less severe local and systemic side effects. Although liposomes have been investigated and used for many years as drug delivery systems, the difficulty in producing liposomes on a large scale, as well as the limited shelf life of many liposomes, have limited their use in clinical settings.

     Unlike other liposomes-encapsulated chemotherapeutic drugs, the Company believes its liposomes overcome the effects of MDR (multiple drug resistance), which occurs in many chemotherapeutic regimens. In addition, these liposomes are easy to prepare at the clinical site. The Company's formulation is based on a lipid, cardiolipin, that is found in cardiac tissue. In addition, the Company has developed a synthetically derived cardiolipin, which it believes will provide a reliable lipid source for making the Company's liposomes to be used in upcoming clinical trials.

COLLABORATIVE RELATIONSHIPS, LICENSES AND COMMERCIALIZATION STRATEGY

     The Company has entered into a CRADA with the NCI and has licensed certain technology relating to its liposome products from Georgetown. Dr. Aquilur Rahman, the Company's Chief Scientific Officer, is an Adjunct Professor of Radiology at Georgetown. The principal terms of the NCI CRADA and the license and sponsored research agreements with Georgetown are summarized below.

     NCI CRADA. The Company has entered into a CRADA with the National Cancer Institute giving the Company the exclusive right to develop and commercialize BUdR and IUdR for use as diagnostic and therapeutic agents in the treatment of cancer. Under the CRADA, the Company is responsible for the co-development with the NCI of clinical trials and for obtaining regulatory approvals for BUdR and IUdR. NCI will provide NeoPharm with exclusive access to all clinical data for the compounds from clinical trials sponsored by NCI during the term of the CRADA pursuant to the CRADA Research Plan. NeoPharm has the right to use all such data for the purpose of obtaining regulatory approval for the compounds. NeoPharm is responsible for the preparation and submission of NDAs for the compounds and for supplying the BUdR and IUdR to be used in clinical trials. NCI has agreed, during the term of the CRADA, to refrain from assisting any other party in the development and commercialization of BUdR and IUdR; however, either the Company or the NCI may independently initiate clinical trials involving BUdR or IUdR that are not part of the research plan or clinical trial program under the CRADA. BUdR and IUdR are currently not the subject of any patent or patent application; however, in the event any NCI personnel develop any patentable inventions within the scope of the CRADA, NCI will offer NeoPharm a first option to a license to such inventions on industry standard terms. The original term of the CRADA extended through May 1, 1997. The agreement was subsequently extended until September 13, 1998, although the agreement may be terminated by either party upon 60 days' notice; provided that in the event of such termination all clinical trials and protocols that have been scheduled, initiated, or otherwise included under the CRADA prior to the notification of termination shall be completed unless otherwise mutually agreed. All provisions of the CRADA shall continue in effect for such clinical trials and protocols. In addition, should NeoPharm fail to prepare and submit an NDA to the FDA within 18 months from the time the data are known to demonstrate reproducible results that would be sufficient to support an NDA, the NCI may terminate the CRADA but only if the Company fails to exercise reasonable diligence in pursuit of an NDA. The Company's preclinical and clinical research and development activities under the CRADA are conducted pursuant to guidelines established by a Steering Committee of three voting members from the NCI and three voting members from the Company. In the event the Steering Committee cannot reach agreement on an issue related to the CRADA, then the matter will be submitted to Dr. John Kapoor (or another individual designated by the Company) and the Director of the Division of Cancer Treatment at the NCI. If the matter cannot then be resolved, the Director of the NCI shall propose a resolution in writing. If NeoPharm elects not to accept the proposed resolution, either party may terminate the CRADA or make a new proposal for resolution of the matter. The Company has assumed responsibility for satisfying the supply requirements of BUdR and IUdR for conducting clinical trials. The Company provides $120,000 per year for reasonable and necessary expenses incurred by the NCI in carrying out its responsibilities under the CRADA. Any excess funds not used by the NCI for incurred expenses will be refunded to the Company at the termination of the agreement. The Company is further obliged under the CRADA to provide sufficient staff to meet its obligations under the CRADA. Pursuant to the CRADA, the NCI will refrain from assisting any other party other than the Company in commercializing BUdR/IUdR during the term of the CRADA. The Company may license any drug developed under the CRADA not made solely by NeoPharm's employees for which a patent or patent application is filed. The terms of the license for such jointly developed drugs will, according to the CRADA, reflect relative contributions of the parties to the invention, the risks incurred by the Company, and the costs of subsequent research and development needed to bring the invention to the marketplace. If NeoPharm does not accept the NIH proposals on the license terms, the NIH will be free to license such inventions to third parties.

Georgetown University. The Company previously entered into license and sponsored research agreements with Georgetown University relating to LED, LEVCR, LET and LE-AON. Under the agreements with Georgetown, and in return for the sponsorship of supportive research, the Company has exclusive licenses to manufacture and sell LED, LEVCR, LET and LE-AON. The Company will also be obligated to pay Georgetown royalties on commercial sales of the liposome products. In addition, the Company will be obligated to make certain advance royalty payments to Georgetown, which payments will be credited against future royalties payable under the Company's agreements with Georgetown. The licenses are generally not terminable by Georgetown, except in the event of a default by the Company. Any such default and resulting termination of the licenses would be materially adverse to the Company's liposome program, could require curtailment or termination of such program and could therefore have a material adverse effect on the Company's business, financial condition and results of operations.


MARKETING AND SALES

     The treatment of cancer is a highly specialized activity in which the treating oncologists tend to be concentrated in major medical centers. The Company's marketing strategy is designed to enable the Company to operate with a relatively small direct sales force in the United States. As products receive regulatory approval, the Company plans to develop a sales force of modest size to service the over 3,500 practicing oncologists in the United States. The Company intends to seek collaborative agreements with other companies to market the products elsewhere in the world.

     The marketing and sale of the Company's BUdR and IUdR will be subject to certain requirements imposed pursuant to the CRADA. These include requirements that the products not be sold at prices that may be deemed to be excessive.

MANUFACTURING

     The Company does not intend to acquire or establish its own dedicated manufacturing facilities for the foreseeable future. Rather, the Company's manufacturing strategy will be to develop manufacturing relationships with established pharmaceutical manufacturers for production of BUdR and IUdR as well as its liposomal products.

     There are a number of FDA approved suppliers of raw materials used in the Company's products in existence. There are also a number of facilities with FDA Good Manufacturing Practice approval for contract manufacturing of the Company's proposed products. The Company has a source for the manufacture of BUdR and IUdR and is in the process of arranging for sources for the manufacture of certain of its planned liposomal products. The Company believes that, in the event of the termination of its existing sources for product supplies and manufacture, the Company will be able to enter into agreements with other suppliers and/or manufacturers on similar terms. There can be no assurance that there will be manufacturing capacity available to the Company at the time the Company is ready to manufacture its products.

PATENTS AND PROPRIETARY RIGHTS

     It will be the Company's policy to, where possible, file patent applications to protect technology, inventions and improvements that are important to the development of its business. Under its agreements with Georgetown University, the Company has licensed rights to three United States patents and two pending United States patent applications relating to its liposome products under development. BUdR and IUdR are, however, not currently the subject of patents or patent applications, and the Company does not expect to obtain patent protection for its BUdR and IUdR products. The Company's principal advantage with respect to the development and planned commercialization of BUdR and IUdR is its exclusive access under the CRADA to NCI's clinical data regarding the compounds.

     The patent position of participants in the pharmaceutical field generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. There can be no assurance that any patent applications relating to the Company's potential products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge the Company's patents, obtain patents that may have an adverse effect on the Company's ability to conduct business, or are able to circumvent the Company's patent position. It is possible that other parties have conducted or are conducting research and could make discoveries of compounds or processes that would precede any discoveries made by the Company, which could prevent the Company from obtaining patent protection for these discoveries. Finally, there can be no assurance that others will not independently develop pharmaceutical products similar to or obsoleting those that the Company is planning to develop, or duplicate any of the Company's products.

     The Company's competitive position is also dependent upon unpatented trade secrets. In an effort to protect its trade secrets, the Company has a policy of requiring its employees, Scientific Advisory Board members, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information of the Company developed or made known to the individual during the course of their relationship with the Company must be kept confidential, except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other proprietary information in the event of unauthorized use or disclosure of confidential information. Invention assignment agreements executed by Scientific Advisory Board members, consultants and advisors may conflict with, or be subject to, the rights of third parties with whom such individuals have employment or consulting relationships. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets.

     The Company may be required to obtain licenses to patents or proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against or assert such claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings declared by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to patent applications of the Company or its licensors. Litigation or interference proceedings could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, the Company. In addition, there can be no assurance that these efforts by the Company will be successful.

GOVERNMENT REGULATION

     Introduction. Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. The nature and extent to which such regulation will apply to the Company will vary depending on the nature of any products which may be developed by the Company. It is anticipated that all of the Company's products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic and some diagnostic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various Federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate Federal statutes and regulations require the expenditure of substantial time and financial resources. Any failure by the Company or its collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any products developed by the Company, its ability to receive product revenues and its liquidity and capital resources.

     FDA Approval Process. Prior to commencement of clinical studies involving human beings, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of the product. The results of these studies are submitted to the FDA as a part of an investigational new drug ("IND") application, which must become effective before clinical testing in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

     The results of the preclinical and clinical testing on a nonbiologic drug and certain diagnostic drugs are submitted to the FDA in the form of a new drug application ("NDA") for approval to commence commercial sales. In responding to an

NDA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. Similar procedures are in place in countries outside the United States.

     In 1988, the FDA issued "fast-track" regulations intended to accelerate the approval process for the development, evaluation and marketing of new therapeutic and diagnostic products used to treat life-threatening and severely debilitating illnesses, especially those for which no satisfactory alternative therapies exist. "Fast-track" designation affords the Company early interaction with the FDA in terms of protocol design and permits, although it does not require the FDA to grant approval after completion of Phase II clinical trials (although the FDA may require subsequent Phase III clinical trials or even post-approval Phase IV efficacy studies). The Company believes that a number of its product candidates may fall under these regulations, but there can be no assurance that any of the Company's products will receive this or other similar regulatory treatment.

     In late 1992, legislation imposing FDA user fees on drug manufacturers was enacted. Such fees will be required for each commercial marketing drug application submitted by the Company for FDA approval, and annual product and establishment fees will also be imposed upon approval. The revenues raised from these fees are earmarked specifically to increase the resources of the FDA, and by doing so, to increase the speed with which the FDA reviews and approves drug marketing applications. Currently, the user fee for an NDA is approximately $250,000, and the statute provides for periodic fee increases. The statute currently provides small companies (defined as companies with less than 500 employees that are not marketing a prescription drug product) with a reduction in the initial application fee and contains limited provisions for fee waivers. During 1996, the Company was granted a waiver of the user fee required with the filing of the NDA for BUdR.

     Waxman-Hatch Act. The Drug Price Competition and Patent Restoration Act of 1984, also known as the Waxman-Hatch Act, contains provisions pertaining to marketing exclusivity from generic competition for most non-biological drugs and patent restoration for most pharmaceutical products. These patent provisions will not be applicable to BUdR and IUdR because such compounds are not patented. A five-year marketing exclusivity period is provided for new chemical entities, and a three-year marketing exclusivity period is provided for approved drugs for which new clinical investigations are essential to the receipt of FDA approval to market the product. For purposes of the Waxman-Hatch Act, a new chemical entity is defined as a drug product that contains an active moiety not previously approved by the FDA for marketing. Accordingly, the Company believes that BUdR and IUdR would qualify as new chemical entities under the Waxman-Hatch Act. If the Company were to obtain FDA approval to market BUdR or IUdR, for a period of five years after such approval, no company could copy the approved product and obtain approval of a competitive version. The five year exclusivity period would not prevent a competitive product from being marketed based upon new preclinical and clinical studies conducted by the competitor. In the event that the Company receives approval of NDAs for BUdR and IUdR, there can, however, be no assurance that the Company would receive any or all of the benefits provided by the Waxman-Hatch Act as currently in effect.

     Orphan Drug Act. Under the Orphan Drug Act, the FDA may designate drug products as orphan drugs if there is no reasonable expectation of recovery of the costs of research and development from sales in the United States or if such drugs are intended to treat a rare disease or condition, which is defined as a disease or condition that affects less than 200,000 persons in the United States. If certain conditions are met, designation as an orphan drug confers upon the sponsor marketing exclusivity for seven years following FDA approval of the product, meaning that the FDA cannot approve another version of the "same" product for the same use during such seven year period. The market exclusivity provision does not, however, prevent the FDA from approving a different orphan drug for the same use or the same orphan drug for a different use. Although the Company received letters from the FDA stating that BUdR qualifies for orphan drug designation as a radiation sensitizer in the treatment of primary brain tumors and that IUdR qualifies for orphan drug designation as a radiation sensitizer in the treatment of soft-tissue sarcomas, there is no assurance that any of the Company's products will ultimately receive orphan drug designation or approval, or that the benefits currently provided by such designations or approvals will not hereafter be amended or eliminated. The Orphan Drug Act has been controversial, and many legislative proposals have from time to time been introduced in Congress to modify various aspects of the Orphan Drug Act, particularly the market exclusivity provisions. There can be no assurance that new legislation will not be introduced in the future that may adversely impact the availability or attractiveness of orphan drug status for any of the Company's products.

     Other Regulations. The Company is also subject to various Federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research work. The extent of government regulation which might result from future legislation or administrative action cannot be predicted accurately. The Company has not made and does not anticipate making material capital expenditures with respect to the protection of the environment.

COMPETITION

     Competition in the discovery and development of methods for treating cancer is intense. Numerous pharmaceutical, biotechnology and medical companies and academic and research institutions in the United States and elsewhere are engaged in the discovery, development, marketing and sale of products for the treatment of cancer. These include surgical approaches, new pharmaceutical products and new biologically derived products. The Company expects to encounter significant competition for the principal pharmaceutical products it plans to develop. Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. A number of pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by the Company. In some instances, the Company's competitors already have products in clinical trials. In addition, certain pharmaceutical companies are currently marketing drugs for the treatment of the same diseases being targeted by the Company, and may also be developing new drugs to address these disorders.

     Because BUdR and IUdR are not covered by patents or patent applications, the Company's exclusive access to the clinical data collected by NCI and its investigators and its other rights under the CRADA represent the principal competitive advantage for the Company in the development and eventual commercialization of BUdR and IUdR. The NCI may publish summary data from the clinical trials under the CRADA in its annual reports, which do not include individual patient data. Furthermore, the collaborative nature of the Company's relationship with the NCI is of significant importance for conduct of clinical trials and to assist the Company in gaining acceptance of its products among oncologists. During 1996, the Company received notice that BUdR has been designated an orphan drug by the FDA for use in the treatment of malignant gliomas. The Company also was notified that IUdR has received orphan drug status for the treatment of soft-tissue sarcoma. Upon approval by the FDA the Company will receive seven years of marketing exclusivity.

     The Company believes that its competitive success will be based on its ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals, obtain orphan drug status for certain products and manufacture and successfully market its products either independently or through outside parties. Many of the Company's competitors have substantially greater financial, clinical testing, regulatory compliance, manufacturing, marketing, human and other resources. In addition, the Company will continue to seek licenses with respect to key technologies related to its fields of interest and may face competition with respect to such efforts.

HUMAN RESOURCES

     As of February 18, 1997, the Company had one full time employee, and two part-time employees, all of whom are officers. The Company currently has consulting agreements with 8 consultants, holding either Ph.D. or M.D. degrees. None of the Company's consultants are represented by a collective bargaining arrangement, and the Company believes its relationship with its consultants is satisfactory. The Company intends to continue to retain consultants and to add personnel in as the business strategy is implemented.

SCIENTIFIC ADVISORY BOARD

     The Company has assembled a six-member Scientific Advisory Board. The members of the Scientific Advisory Board together provide expertise in areas of scientific and medical interest to the Company. The Company has entered into agreements with the Scientific Advisors providing that all inventions made by the Advisors when working for the Company will belong to the Company; however, most of the members of the Company's Scientific Advisory Board are employed on a full-time basis by academic or research institutions. The members of the Scientific Advisory Board are permitted to share information among themselves regarding the projects that they are working on with the Company. The Company granted options to acquire an aggregate of 25,000 shares its Common Stock to members of the Scientific Advisory Board, and pays a retainer to compensate its Scientific Advisory Board members.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     Uncertainty of Product Development. Substantially all of the Company's resources have been, and for the foreseeable future will continue to be, dedicated to the Company's research and development programs and the development of potential products. There can be no assurance that the Company's research will lead to the discovery of any products or that the Company will be successful in acquiring rights to products or in developing products that could be licensed to others.

     Regulatory and Technology Uncertainty. The Company is engaged in the biopharmaceuticals field, which is characterized by extensive research and rapid technological change. There can be no assurance that research and discoveries by others will not render some or all of the Company's programs or products non-competitive or obsolete. In addition, the Company's business strategy is based, in part, upon the application of emerging technologies to the discovery and development of biopharmaceutical products. The Company's potential products are subject to the risks of failure inherent in the development of therapeutic agents based on new technologies.

     Future Capital Needs. The Company will require substantial additional funding in order to continue its research and product development programs. No assurance can be given that additional funds will be available when needed or on terms acceptable to the Company. Insufficient funds could require the Company to delay, scale back or eliminate one or more of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop without relinquishing its rights thereto.

     History of Losses. The Company has incurred significant operating losses since its inception. The Company currently has no product revenue, and there can be no assurance that it will be able to earn such revenue or that its operations will become profitable, even if it is able to commercialize any products.

     Dependence on Others. The Company's strategy for research, development and commercialization of its products is to rely, in part, on various arrangements with academic collaborators, licensors, licensees and others and, therefore, is dependent upon the success of these outside parties in the performance of their duties. There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements, that arrangements or other collaborations will be completed or will be successful or that any revenues or profits will be derived from such arrangements.

     No Manufacturing, Marketing or Sales. The Company has no experience in manufacturing, marketing or product sales and has not invested in manufacturing, marketing or product sales resources. If the Company is unable to manufacture or contract for a sufficient supply of its potential therapeutic agents on acceptable terms, the Company's product development, clinical investigation activities and regulatory approval applications may be delayed.

     Uncertain Ability to Protect Patents and Proprietary Information. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on patent and trade secret protection for new technologies, products and processes. BUdR and IUdR are, however, not currently the subject of patents or patent applications, and the Company does not expect to obtain patent protection for its BUdR and IUdR products. The lack of patent protection could have a material adverse effect on the Company's operations. The Company has obtained licenses to three United States patents and two United States patent applications. These patents and patent applications relate primarily to the Company's proposed liposome products. No assurance can be given that any patents under pending applications or any future patent applications will be issued. Furthermore, there can be no assurance that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents that may be issued will be held valid if subsequently challenged or that others, including competitors or current or former employers of the Company's employees, advisors and consultants, will not claim rights in or ownership to the patents and other proprietary rights held by the Company. In addition, there can be no assurance that others will not independently, develop substantially equivalent proprietary information or otherwise obtain access to the Company's know-how or that others may not be issued patents that may require licensing and the payment of significant fees or royalties by the Company for the pursuit of its proposed business. The Company also relies on trade secrets, know-how and technological advantage to maintain its competitive position. Although the Company uses confidentiality agreements and employee proprietary information and invention assignment agreements to protect its trade secrets and other unpatented know-how, these agreements may be breached by the party thereto or may otherwise be of limited effectiveness or enforceability.

     Substantial Competition and Technological Change. Many companies engage in developing pharmaceutical and bio-pharmaceutical products for human therapeutic applications. Many of these companies have substantially greater capital, research and development and human resources and experience than the Company and represent significant long-term competition for the Company. In addition, many of these competitors have a significantly greater experience than the Company in undertaking the development of new pharmaceutical products and in obtaining regulatory approval. Other companies may succeed in developing products that are more effective or less costly than any that may be developed by the Company and may also prove to be more successful than the Company in production and marketing.

     Dependence on Qualified Personnel. The Company's success is highly dependent upon its ability to attract and retain qualified scientific and technical personnel. The loss of key personnel would be detrimental to the Company and there can be no assurance that these employees will remain with the Company.

     Uncertain Availability of Health Care Reimbursement. The Company may be materially adversely affected by the continuing efforts of government and third party payers to contain or reduce the cost of health care through various means.

                               ITEM 2. PROPERTIES

     The Company's administrative offices are located in 4470 square feet of leased office space in Lake Forest, Illinois. This leased space is provided to the Company as a part of a consulting agreement with EJ Financial.

                           ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any litigation or other legal proceedings.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     From January 25, 1996 until December 2, 1996 the Common Stock was quoted on The NASDAQ Stock Market's Small Cap Issues under the trading symbol NPRM. Beginning on December 2, 1996, and continuing through the date of this report, the Common Stock has been traded on the American Stock Exchange ("AMEX") under the symbol NEO.

     On August 15, 1996, the Company effected a two-for-one stock split. Information on the trading prices of the Company's Common Stock has been restated to reflect this stock split.


                                         High         Low
                                        ---------------------
                  1996  (January 25 - December 31)
                     First Quarter       5 15/16       2 1/4
                     Second Quarter      8 1/2         5  3/4
                     Third Quarter       7  3/4        5  3/4
                     Fourth Quarter      10 1/2        6



     As of February 18, 1997, there were 24 holders of record of the Common Stock, and the Company estimates that as of such date there were more than 400 beneficial holders of the Common Stock. The Company has never paid a cash dividend on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and other factors deemed relevant by the Board of Directors.

                        ITEM 6. SELECTED FINANCIAL DATA



                                                                                               JUNE 15,1990
                                        YEAR ENDED DECEMBER 31,                               (INCEPTION) TO
                                    --------------------------------                           DECEMBER 31,
                             1992           1993             1994          1995      1996          1996
                             ----           ----             ----          ----      -----         ----
Statement of Operations
  Data:

Revenues                 $        --    $      --       $       --     $       --    $        --   $       --

Operating expenses:
Research and
  development                366,845       232,736          813,761      1,068,683     1,099,631     4,062,839
General and
  administrative             151,415       174,598          107,286        244,901       956,924     1,776,366
                        ------------   ------------     -----------    -----------   -----------   -----------
Loss from operations        (518,260)     (407,334)        (921,047)    (1,313,584)   (2,056,555)   (5,839,205)

Interest income          $        --   $        --      $        --    $        --   $   238,275   $   238,275
Interest expense             (49,702)      (85,089)        (162,620)      (356,043)      (47,365)     (735,606)
                        ------------   ------------     -----------    -----------   -----------   -----------

Interest income
  (expense) - net            (49,702)      (85,089)        (162,620)      (356,043)      190,910      (497,331)

Net loss                $   (567,962)  $  (492,423)     $(1,083,667)   $(1,669,627)  $(1,865,645)  $(6,336,536)
                        ============   ============     ===========    ===========   ===========   ===========



                                                     DECEMBER 31,
                                                     ---------------
                      1992          1993             1994             1995             1996
                      ------------  ---------------  ---------------  ---------------  ----------------

Balance Sheet Data:
Cash                   $       318      $     3,514      $     9,205      $       671       $  4,479,041
Working capital
  (deficit)               (337,035)        (768,423)      (2,137,037)      (4,553,057)         4,013,010
Total assets                14,895           13,175          112,988          495,891          4,492,208
Line of credit with
  bank                          --               --          656,452        2,007,652                 --
Loan payable to
  principal
  stockholder              998,300        1,312,568        1,500,000        1,500,000                 --
Deficit accumulated
  during the
  development stage     (1,225,174)      (1,717,597)      (2,801,264)      (4,470,891)        (1,865,645)
Total stockholders'
  equity (deficit)      (1,160,932)      (1,628,355)      (2,691,773)      (4,361,392)        (1,865,645)

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since the Company's inception in June 1990, NeoPharm has devoted its resources primarily to fund research and product development programs. The Company has been unprofitable since inception, has had no revenues from the sale of products or other sources, and does not expect revenues in the near future. The Company expects to continue to incur losses as it expands its research and development activities and sponsorship of clinical trials. As of December 31, 1996, the Company's accumulated deficit was $1.9 million. During 1996, the Company converted $4.5 million of accumulated deficit to Additional Paid In Capital as part of an initial public offering in January of 1996.

RESULTS OF OPERATIONS

Years Ended December 31, 1996, 1995 and 1994

     The Company had no operating revenues during the three fiscal years ended December 31, 1996. Interest income for 1996 totaled $238,275. The Company completed its initial public offering in January 1996. Cash in excess of funds needed to retire debt, pay for issuance costs or pay outstanding payables was invested in short term investments.

     The Company incurred research and development expenses of approximately $1,100,000 in 1996, as compared to $1,069,000 in 1995 and $814,000 in 1994. The increase in 1995 research and development expenses is primarily due to acceleration of gathering and analyzing clinical data and preparation of a new drug application ("NDA") relating to BUdR. These same expenses were incurred during 1996 resulting in only a slight increase over the 1995 level. 1996, 1995 and 1994 expenses include payments made by the Company to Georgetown and the NCI pursuant to the Company's license and sponsored research agreements with Georgetown and its CRADA with the NCI. The Company expects research and development spending to increase over the next several years. See "Item 1-Business - Collaborative Relationships, Licenses and Commercialization Strategy."

     General and administrative expenses increased to approximately $957,000 in 1996 from approximately $245,000 in 1995. Prior to 1996, the Company did not have any compensation expense nor did it need to incur the costs related to operating as a public company. Following the initial public offering, the Company began compensating personnel and retaining professional service firms to assist with general corporate activities and reporting requirements.
General and administrative expenses for 1995 compared to 1994 increased approximately $138,000, primarily due to professional fees on general corporate matters and consulting fees due to EJ Financial Enterprises, Inc. ("EJ Financial"), a health care consulting and investment company, accrued during 1995. From its inception through June 30, 1994, the Company accrued management services charges to EJ Financial of $25,000 per year. These charges were not paid, but were instead treated as contributions to capital by the John N. Kapoor Trust, the sole beneficiary of which is Dr. John Kapoor, the sole stockholder of EJ Financial and the chairman of the Company. Effective July 1, 1994, EJ Financial increased its management services charge to $125,000 per year plus expenses incurred. The increased charges, which the Company believes are reasonable and reflect the cost of the services provided, reflect the increased need for EJ Financial's services in connection with the Company's operation. The management services agreement with EJ Financial expires in 1997. As a result of these factors, the Company expects general and administrative expenses to increase in the future. See "Item 13-Certain Relationships and Related Transactions" and Note 7 of Notes to the Financial Statements.

     Interest expense decreased to approximately $47,000 in 1996 from $356,000 in 1995 as a result of the initial public offering completed in January of that same year. Proceeds from the offering were used to retire both the debt owed to the principal shareholder and the line of credit provided by Harris Bank and Trust N.A. The principal stockholder converted the principal of and accrued interest on the loan into shares of Common Stock and Warrants at the initial public offering price. Interest expense totaled approximately $356,000 in 1995 and $163,000 in 1994, increasing due to additional borrowings. The proceeds of borrowings were used to fund the Company's operations during the period from 1994 to 1996. See "Item 13-Certain Relationships and Related Transactions" and
Note 3 of Notes to the Financial Statements.

Inception to December 31, 1996

     The Company was taxed as an S corporation from inception through October 11, 1995 when the S Corporation status was voluntarily terminated. Because the Company was taxed as an S Corporation, all of its net losses from inception through October 11, 1995 were passed through to its stockholders. Accordingly, the Company did not accumulate operating loss carryforwards prior to October 11, 1995. The deficit accumulated while under S Corporation status was reclassified to Additional Paid-In Capital in 1995. The Company has commenced accruing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company has approximately $4.5 million dollars in cash and net working capital of approximately $4.0 million. Up until the initial public offering in January of 1996, the Company funded operations through borrowings from its principal stockholder and through a bank line of credit, which was guaranteed by the Company's principal stockholder. At December 31, 1995, the Company had an outstanding principal balance of approximately $3.5 million under its debt financing arrangements. Of this amount, $1.5 million consisted of borrowings from the Company's principal stockholder and the remainder consisted of borrowings under the Company's bank line of credit. Borrowings from the stockholder loan bore interest at a rate equal to the lesser of 10% or the prime rate of Northern Trust Bank. Principal payments not paid when due were subject to additional interest at the rate of 15%. Approximately $193,000 of additional interest was accrued through December 31, 1995. Borrowings under the bank line of credit accrued interest at the prime rate of Harris Bank & Trust N.A. As noted above, the Company retired both of these debts in January of 1996.

     The Company's assets at December 31, 1996 increased to approximately $4,492,000 from $496,000 at December 31, 1995, principally due to initial public offering.

     The Company's liabilities at December 31, 1996 decreased to approximately $466,000 from $4,554,000 at December 31, 1995. This decrease is due to the retirement of the loan payable to the principal stockholder and retirement of the bank line of credit.

     The Company expects its cash requirements to increase significantly in future periods. In May 1995, the Company agreed to fund ongoing research at Georgetown through April 1996 for approximately $258,000. In addition, under the CRADA the Company is committed to pay NCI clinical trial costs of $120,000 per year as well as the cost to supply the BUdR and IUdR to be used in clinical trials. The Company may incur additional costs in supporting its agreements with NCI, as well as the continuation of its own research and development efforts. In the future, the Company will require funds for building a sales and marketing organization and development of distribution channels.

     Based on its currently planned research and product development programs, the Company anticipates that the remaining net proceeds (approximately $4.5 million at December 31, 1996) of the initial public offering and interest income earned thereon will be adequate to satisfy its capital and operational requirements at least through 1997. The net proceeds from the initial public offering were $8,585,438, including exercise of the Underwriters' over-allotment option. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of clinical testing, relationships with possible strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA regulatory process and other factors.

     In late 1996, the Company filed an NDA with the FDA for BUdR in a diagnostic application in breast cancer and for BUdR in the treatment of brain cancer. The NDA was accepted by the FDA with respect to use of BUdR in breast cancer, but additional data will be required for acceptance of the second indicated use of BUdR in the treatment of brain cancer. The Company intends to file additional NDA's during 1997 and 1998. See "Item - 1 Business -- NeoPharm Products -- NeoPharm Product Summary." All of the products currently being developed by the Company will require approval by the FDA before they can be sold commercially in the United States. The results of the preclinical and clinical testing on a nonbiologic drug and certain diagnostic drugs are submitted to the FDA in the form of an NDA for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria.

     The Company may seek to satisfy its future funding requirements through public or private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources. Additional financing may not be available when needed or on terms acceptable to the Company. If adequate financing is not available, the Company may be required to delay, scale back or eliminate certain of its research and development programs, to relinquish rights to certain of its technologies, therapeutic and diagnostic agents, product candidates or products, or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Financial Statements and Supplementary Data are incorporated herein by reference to the Company's Financial Statements included as Exhibit 1. The information is contained as follows:

                                                                     Page

       Report of Arthur Andersen LLP, Independent Public Accountants   27
       Balance Sheets                                                  28
       Statements of Operations                                        29
       Statements of Stockholders' Equity (Deficit)                    30
       Statements of Cash Flows                                        32
       Notes to Financial Statements                                   34



    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURES

     None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:


                                                                                  POSITION
NAME                               AGE                 POSITION                  HELD SINCE
---------------------------------  ---  ---------------------------------------  ----------

John N. Kapoor, Ph.D.(2)            53  Director, Chairman of the Board                1990
Aquilur Rahman, Ph.D.(1)            54  Director, Chief Scientific Officer             1990
Anatoly Dritschilo, M.D.(2)         52  Director                                       1990
William C. Govier, M.D., Ph.D.(1)   60  President, Chief Executive Officer, and        1993
                                        Director
Erick E. Hanson                     50  Director                                       1997
Mahendra G. Shah, Ph.D.             52  Vice President, Corporate and Business         1991
                                        Development
David E. Riggs                      45  Chief Financial Officer                        1995



(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

     All directors hold office until the next annual meeting of the stockholders and until their successors are duly elected. Officers are appointed to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

     John N. Kapoor, Ph.D., Chairman of the Board of Directors, has been a director of the Company since July 1990. Prior to forming the Company, Dr. Kapoor formed EJ Financial Enterprises, Inc., a health care consulting and investment company, in March 1990, of which Dr. Kapoor is currently President. Dr. Kapoor is presently Chairman and Chief Executive Officer of Option Care, Inc., an outpatient and home infusion health care company; Chairman of Unimed Pharmaceuticals, Inc., a developer and marketer of pharmaceuticals for cancer, endocrine disorders and infectious diseases; and Chairman of Akorn, Inc., a manufacturer, distributor, and marketer of generic ophthalmic products. Dr. Kapoor received his Ph.D. in medicinal chemistry from the State University of New York in 1970 and a B.S. in pharmacy from Bombay University in India.

     Aquilur Rahman, Ph.D., joined the Company as Chief Scientific Officer and as a member of the Board of Directors in July 1990. Dr. Rahman joined the Company on a full time basis in March 1996. Dr. Rahman is currently adjunct professor of radiology and was an adjunct professor of pathology and pharmacology at Georgetown University until March 1996. Dr. Rahman has more than 15 years of research experience in developing methods of chemotherapy treatment for cancer. Dr. Rahman received his Masters of Science in Biochemistry from the University of Dacca (Bangladesh) in 1964 and his Ph.D. in Pharmaceutics from the University of Strathclyde (Glasgow, U.K.) in 1972.

     Anatoly Dritschilo, M.D., joined the Company as a Member of the Board of Directors in July 1990. Since August 1979, Dr. Dritschilo has been Chairman of the Department of Radiation Medicine and Medical Director of the Georgetown University Medical Center in Washington, D.C. Dr. Dritschilo received his B.S. in Chemical Engineering from the University of Pennsylvania, his M.S. in Engineering in 1969 from Newark College of Engineering, and his M.D. in 1973 from the College of Medicine of New Jersey.

     William C. Govier, M.D., Ph.D., joined the Company in December 1993 as its President, Chief Executive Officer, and a member of the Board of Directors. Dr. Govier was a founder of Aegis Technology, Inc., a developer of pharmaceuticals for pulmonary disease therapy, and has been its President since June 1990. Prior to that time, Dr. Govier was Executive Vice President and Director of
Research and Medical Affairs at Medco Research, Inc., a developer of drugs aimed at treating heart diseases. Dr. Govier received a B.A. in Chemistry and Biology in 1957 from Kalamazoo College, an M.D. in 1961 from McGill University in Montreal, Quebec, Canada, and a Ph.D. in Pharmacology in 1965 from the University of Mississippi. From 1963 to 1968 he was a faculty member at the University of Mississippi, University of Texas Southwestern Medical School and Oxford University in England. From 1968 to 1970 Dr. Govier was associated with the Experimental Therapeutics Branch of the National Heart Institute, National Institutes of Health. Since that time, he has held management positions with major pharmaceutical companies, including Executive Director of Biological Research with CIBA-Geigy; Director of Pharmaceutical Research and Director of Medical Research with Lederle Laboratories, Division of American Cyanamid; and Director, Pharmaceuticals Research and Development Division of E.I. DuPont de Nemours & Co.

     Erick E. Hanson, joined the Company as a Director in April 1997. Since April 1995, Mr. Hanson has been associated with OptionCare, Inc., a provider of home healthcare services where he currently holds the positions of Director, President and Chief Executive Office. Prior to joining OptionCare, Inc. Mr. Hanson held a variety of positions with Caremark, Inc., including from 1991-1995, Vice President Sales and Marketing. Mr. Hanson served as President and Chief Operating Officer of Clinical Partners, Inc. in Boston, MA, from 1989-1991 and prior to 1989 was associated with Blue Cross and Blue Shield of Indiana for over twenty years. Mr. Hanson presently serves on the Board of Directors for Candell Medical Centers.

     Mahendra G. Shah, Ph.D., has served as Vice President of Corporate and Business Development since October 1991. Dr. Shah is also a Vice President of EJ Financial Enterprises, Inc., a position he has held since October 1991. Prior to joining the Company, Dr. Shah was the Senior Director of New Business Development with Fujisawa USA from January 1987 to October 1991. Dr. Shah received his M.S. in 1978 and Ph.D. in 1984 in Industrial Pharmacy from St. John's University and an M.S. in 1969 and a B.S. in 1967 in Pharmaceutical Chemistry from Gujarat University in India.

     David E. Riggs has served as Chief Financial Officer and Secretary since November 1995. Mr. Riggs is also Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Unimed Pharmaceutical, Inc., a developer and marketer of pharmaceuticals for cancer, endocrine disorders and infectious diseases, a position he has held since May 1992. Prior to joining Unimed, Mr. Riggs was Chief Financial Officer of VideoCart, Inc., a micro-marketing media company, from April 1990 to August 1991. Prior to working for VideoCart, Mr. Riggs held various positions from April 1986 until April 1990 with Fujisawa USA, serving finally as Treasurer. Mr. Riggs received a B.S. in accounting from the University of Illinois in 1979 and an M.B.A. from DePaul University in 1984. Mr. Riggs is a Certified Public Accountant.

                        ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions "Executive Compensation", "Compensation of Directors", "Election of Directors - Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission (the "commission") within 120 days of the Company's fiscal year ended December 31, 1996.


    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1996.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1996.

                                    PART IV

              ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

3.1  Certificate of Incorporation, as amended filed with the Commission as
     Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

3.2  Bylaws of the Registrant, as amended filed with the Commission as Exhibit
     3.2 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

4.1  Specimen Common Stock Certificate filed with the Commission as Exhibit
     4.1 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

4.2 Specimen Warrant Certificate filed with the Commission as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

4.3 Form of Representative's Warrant Agreement between the Registrant and the Representative, including form of Representative's Warrant filed with the Commission as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

4.4 Form of Warrant Agreement between the Registrant, the Representative and Harris Trust and Savings Bank, including form of Warrant filed with the Commission as Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

10.1 1995 Stock Option Plan, with forms of Incentive and Nonstatutory Stock Option Agreements filed with the Commission as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

10.2 1995 Director Option Plan, with form of Director Stock Option Agreement filed with the Commission as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

10.3 Form of Director and Officer Indemnification Agreement. filed with the Commission as Exhibit 10.3to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

10.4 Cooperative Research and Development Agreement between the Company and the National Cancer Institute dated September 13, 1993 filed with the Commission as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

10.5 License Agreement between the Company and Georgetown University dated July, 1990 filed with the Commission as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

10.6 License Agreement between the Company and Georgetown University dated April 18, 1994 filed with the Commission as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

10.7 Loan Repayment Note, dated June 18, 1990, by and between the Company and the John N. Kapoor Trust filed with the Commission as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

10.8 Consulting Agreement, dated July 1, 1994, by and between the Company and EJ Financial Services, Inc. filed with the Commission as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

10.9 Stock Repurchase Agreement, dated November 17, 1994, between the Company and William C. Govier filed with the Commission as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

10.10 Harris Bank and Trust Company Loan Agreement dated March 16, 1995, as amended on October 5, 1995. filed with the Commission as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

10.11 Option Agreement, dated as of August 13, 1996, between the Company and John N. Kapoor and Anatoly Dritschilo.

11.1 Calculation of Earnings Per Share.

------------

(b)  Financial Statements

     (1)  Financial Statements

     The financial statements filed as part of this Registration Statement are listed in the Index to Financial Statements of the Company on Page F-1.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 25TH DAY OF APRIL, 1996.

                                 NEOPHARM, INC.

                                 By:  /s/ WILLIAM C. GOVIER
                                      William C. Govier,
                                      President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


              SIGNATURE                   TITLE                 DATE
       -----------------------  -------------------------  --------------

       /s/ JOHN N. KAPOOR       Director, Chairman of the  March 21, 1997
            John N. Kapoor      Board

       /s/ AQUILUR RAHMAN       Director, Chief            March 21, 1997
            Aquilur Rahman      Scientific Officer

       /s/ ANATOLY DRITSCHILO   Director                   March 21, 1997
            Anatoly Dritschilo

       /s/ WILLIAM C. GOVIER    Director, President, and   March 21, 1997
            William C. Govier   Chief Executive Officer
                                (Principal Executive
                                Officer)

       /s/ ERICK E. HANSON      Director                   March 21, 1997
            Erick E. Hanson

       /s/ DAVID E. RIGGS       Chief Financial Officer    March 21, 1997
            David E. Riggs      (Principal Financial
                                Officer and Principal
                                Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                                                                      Page
                                                                      ----
       Report of Arthur Andersen LLP, Independent Public Accountants   27
       Balance Sheets                                                  28
       Statements of Operations                                        29
       Statements of Stockholders' Equity (Deficit)                    30
       Statements of Cash Flows                                        32
       Notes to Financial Statements                                   34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Stockholders of NeoPharm, Inc.:

     We have audited the accompanying balance sheets of NeoPharm, Inc. (a Delaware corporation in the development stage) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception (June 15, 1990) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoPharm, Inc. as of December 31, 1995 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception (June 15, 1990) to December 31, 1996, in conformity with generally accepted accounting principles.

     ARTHUR ANDERSEN LLP

Chicago, Illinois
February 13, 1997

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS


                                                          DECEMBER 31,
                                                    ------------------------
                                                       1995         1996
                                                    -----------  -----------
    ASSETS
    Current assets:
      Cash and Cash Equivalents                            $671   $4,479,041
                                                    -----------  -----------
    Equipment and Furniture:
      Equipment                                          18,745       27,007
      Furniture                                          10,587       12,988
      Less accumulated depreciation                    (20,548)     (26,828)
                                                    -----------  -----------
          Total equipment and furniture, net              8,784       13,167
                                                    -----------  -----------
    Deferred offering costs                             486,436           --
                                                    -----------  -----------

          Total assets                                 $495,891   $4,492,208
                                                    ===========  ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
      Accounts payable and accrued liabilities:
       Interest payable to principal
          stockholder                                  $545,379          $--
       Obligations under research agreements             34,447       80,000
       Due to related parties                           337,740       43,239
       Accounts payable                                 432,065      232,792
       Accrued compensation                                  --      110,000
      Current portion of loan payable to
       principal stockholder                          1,196,445           --
      Line of credit with bank                        2,007,652           --
                                                    -----------  -----------
          Total current liabilities                   4,553,728      466,031
                                                    -----------  -----------

    Long-term obligations:
      Loan payable to principal stockholder,
       net of current portion                           303,555           --
                                                    -----------  -----------

    Commitments and contingencies                            --           --

    Stockholders' equity (deficit):
      Common stock, $.0002145 par value;
       15,000,000 shares authorized:
       4,700,000 and 8,130,268 shares issued
       and outstanding as of December 31,
       1995 and 1996, respectively                        1,008        1,744
      Additional paid-in capital                        108,491    5,890,078
      Deficit accumulated during the
       development stage                            (4,470,891)  (1,865,645)
                                                    -----------  -----------
          Total stockholders' equity (deficit)      (4,361,392)    4,026,177
                                                    -----------  -----------
          Total liabilities and stockholders'
            equity (deficit)                           $495,891   $4,492,208
                                                    ===========  ===========



      The accompanying notes are an integral part of these balance sheets.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS


                                                                            INCEPTION
                                                                         (JUNE 15, 1990)
                                           FOR THE YEARS ENDED               THROUGH
                                               DECEMBER 31,                DECEMBER 31,
                                               ------------
                                     1994          1995          1996          1996
                                     ----          ----          ----          ----
Revenues                         $         --  $         --  $        --   $        --

Expenses:
Research and development              813,761     1,068,683     1,099,631     4,062,839
General and administrative            107,286       244,901       956,924     1,776,366
                                 ------------  ------------  ------------  ------------
 Total Expenses                       921,047     1,313,584     2,056,555     5,839,205

      Loss from Operations          (921,047)   (1,313,584)   (2,056,555)   (5,839,205)

Interest income                            --            --       238,275       238,275
Interest expense                    (162,620)     (356,043)      (47,365)     (735,606)
                                 ------------  ------------  ------------  ------------
 Interest income(expense) - net     (162,620)     (356,043)       190,910     (497,331)

Net loss                         $(1,083,667)  $(1,669,627)  $(1,865,645)  $(6,336,536)
                                 ============  ============  ============  ============

Net loss per share                     $(.32)        $(.36)        $(.24)
                                 ============  ============  ============
Weighted average shares used in
 computing net loss per share       3,438,740     4,698,446     7,803,412
                                 ============  ============  ============



      The accompanying notes are an integral part of these balance sheets.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD FROM INCEPTION (JUNE 15, 1990)
                           THROUGH DECEMBER 31, 1996


                                                                   DEFICIT
                                   COMMON STOCK                  ACCUMULATED      TOTAL
                                 -----------------  ADDITIONAL     DURING     STOCKHOLDERS'
                                             PAR      PAID-IN    DEVELOPMENT     EQUITY
                                  SHARES    VALUE     CAPITAL       STAGE       (DEFICIT)
                                 ---------  ------  -----------  -----------  -------------

Balance at inception, June 15,
 1990                                   --     $--          $--          $--            $--
Initial issuance of stock for
 cash on June 21, 1990
 ($.0002145 per share)           3,263,888     700           --           --            700
Services contributed to Company
 by related party                       --      --       13,542           --         13,542
Net loss                                --      --           --    (188,441)      (188,441)
                                                                 -----------  -------------

Balance at December 31, 1990     3,263,888     700       13,542    (188,441)      (174,199)
                                 ---------  ------  -----------  -----------  -------------
Services contributed to Company
 by related party                       --      --       25,000           --         25,000
Net loss                                --      --           --    (468,771)      (468,771)
                                                                 -----------  -------------

Balance at December 31, 1991     3,263,888     700       38,542    (657,212)      (617,970)
                                 ---------  ------  -----------  -----------  -------------
Services contributed to Company
 by related party                       --      --       25,000           --         25,000
Net loss                                --      --           --    (567,962)      (567,962)
                                                                 -----------  -------------

Balance at December 31, 1992     3,263,888     700       63,542  (1,225,174)    (1,160,932)
                                 ---------  ------  -----------  -----------  -------------
Services contributed to Company
 by related party                       --      --       25,000           --         25,000
Net loss                                --      --           --    (492,423)      (492,423)
                                                                 -----------  -------------

Balance at December 31, 1993     3,263,888     700       88,542  (1,717,597)    (1,628,355)
                                 ---------  ------  -----------  -----------  -------------
Issuance of stock pursuant to
 exercise of stock options       1,398,810     300        7,449           --          7,749
Services contributed to Company
 by related party                       --      --       12,500           --         12,500
Net loss                                --      --           --  (1,083,667)    (1,083,667)
                                                                 -----------  -------------

Balance at December 31, 1994     4,662,698   1,000      108,491  (2,801,264)    (2,691,773)
                                 ---------  ------  -----------  -----------  -------------
Issuance of stock pursuant to
 exercise of options,
 January 1995 ($.0002145
 per share)                         37,302       8           --           --              8
Net loss                                --      --           --  (1,669,627)    (1,669,627)
Reclassification of the
 deficit accumulated as
 the result of the termination
 of the Company's S Corporation
 status                                 --      --  (4,470,891)    4,470,891             --
                                                    -----------  -----------

Balance at December 31, 1995     4,700,000   1,008  (4,362,400)           --    (4,361,392)
                                 ---------  ------  -----------  -----------  -------------



      The accompanying notes are an integral part of these balance sheets.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD FROM INCEPTION (JUNE 15, 1990)
                           THROUGH DECEMBER 31, 1996

                                  (CONTINUED)



                                                                      DEFICIT
                                      COMMON STOCK                  ACCUMULATED      TOTAL
                                    -----------------  ADDITIONAL     DURING     STOCKHOLDERS'
                                                PAR      PAID-IN    DEVELOPMENT     EQUITY
                                     SHARES    VALUE     CAPITAL       STAGE       (DEFICIT)
                                    ---------  ------  -----------  -----------  -------------

Balance at December 31, 1995        4,700,000   1,008  (4,362,400)           --    (4,361,392)
                                    ---------  ------  -----------  -----------  -------------

Conversion of interest and
loan payable to principal
stockholder into common
 stock          ($3.525 per share)    574,008     123    2,023,262           --      2,023,385


Issuance of stock pursuant to the
  Company's public offering net
  of costs incurred                   2,772,260     595   7,896,521            --    7,897,116
Issuance of stock pursuant to
  exercise of stock options              84,000      18     259,304            --      259,322
Net Loss                                     --      --          --   (1,865,645)  (1,865,645)
Issuance of options to non-employees         --      --      73,391            --       73,391

Balance at December 31, 1996          8,130,268  $1,744  $5,890,078  $(1,865,645)   $4,026,177
                                      =========  ======  ==========  ============  ===========



      The accompanying notes are an integral part of these balance sheets.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS


                                                                                          INCEPTION
                                                     FOR THE YEARS ENDED                (JUNE 15,1990)
                                                            DECEMBER 31,                   THROUGH
                                                            ------------                 DECEMBER 31,
                                              1994              1995          1996           1996
                                       -------------------  ------------  ------------  --------------

Cash flows used in operating
  activities:
Net loss                                      $(1,083,667)  $(1,669,627)  $(1,865,645)    $(6,336,536)
Adjustments to reconcile net loss
  to net cash used by operating
  activities:
Depreciation and amortization                        6,774         6,892         6,279          38,627
Gain on disposal of equipment
  and furniture                                         --            --            --           (408)
Services contributed (non-cash)
  by related party                                  12,500            --            --         101,042
Interest payable to principal
  shareholder converted to stock                        --            --       523,385         523,385
Compensation expense from non-employee
  stock options                                         --            --        73,391          73,391
Changes in assets and liabilities:
(Increase) decrease in other
  assets                                                50            --            --        (11,100)
Increase (decrease) in accounts
  payable and accrued liabilities                  319,347       701,322     (883,600)         466,031
                                       -------------------  ------------  ------------  --------------
      Net cash used in operating
        activities                               (744,996)     (961,413)   (2,146,190)     (5,145,568)
                                       -------------------  ------------  ------------  --------------
Cash flows used in investing
  activities:
Purchase of equipment and
  furniture                                       (12,256)         (583)      (10,663)        (41,097)
Proceeds from disposal of
  equipment and furniture                               --            --            --             810
                                       -------------------  ------------  ------------  --------------
      Net cash used in investing
        activities                                (12,256)         (583)      (10,663)        (40,287)
                                       -------------------  ------------  ------------  --------------
Cash flows from financing
  activities:
Proceeds from loan payable to
  principal stockholder                            187,432            --            --       1,500,000
Advance on line of credit                          656,452     1,351,200       107,000       2,114,652
Reduction in line of credit                             --            --   (2,114,652)     (2,114,652)
Costs incurred related to the
  initial public offering                         (88,690)     (397,746)     (201,885)       (688,321)
Proceeds from initial public offering                   --            --     8,585,438       8,585,438
Proceeds from issuance of common
  stock                                              7,749             8       259,322         267,779
                                       -------------------  ------------  ------------  --------------
      Net cash provided by
        financing activities                       762,943       953,462     6,635,223       9,664,896
                                       -------------------  ------------  ------------  --------------
Net increase (decrease) in cash                      5,691       (8,534)     4,478,370       4,479,041
Cash, beginning of period                            3,514         9,205           671              --
                                       -------------------  ------------  ------------  --------------
Cash, end of period                                 $9,205          $671    $4,479,041      $4,479,041
                                       ===================  ============  ============  ==============



      The accompanying notes are an integral part of these balance sheets.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


   Supplemental disclosure of cash paid
     for:
   Interest                              $13,791  $113,846  $84,585  $212,222
   Income taxes                               --        --       --        --


Supplemental disclosure of non-cash transactions:

The Company received management services from a related party of $12,500 in 1994 which were recorded as additional capital contributions.

In 1996, the Company converted the $1,500,000 loan and $523,385 of accrued interest expense owed to the principal shareholder into 574,008 shares of common stock and 143,502 warrants to purchase common stock. The loan and accrued interest were converted at the initial public offering price


      The accompanying notes are an integral part of these balance sheets.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. ORGANIZATION AND BUSINESS:

     NeoPharm, Inc. (the "Company"), a Delaware corporation in the development stage, was incorporated on June 15, 1990, under the name of OncoMed, Inc. In March 1995, the Company changed its name to NeoPharm, Inc. The Company is developing products to provide therapeutic and diagnostic benefits in the treatment of various forms of cancer. The Company has two products which are the subject of a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI"), a unit of the National Institutes of Health. The Company also has rights to products developed under license and sponsored research agreements with Georgetown University ("Georgetown").

     The Company is in the development stage which requires substantial capital for research, product development and market development activities. The Company has not yet initiated marketing of a commercial product. The Company has filed one New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA") for BUdR (Broxuridine) in a diagnostic application and for BUdR in a the treatment of brain cancer. This and other proposed products will require clinical testing, regulatory approval and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to obtain additional working capital to develop, manufacture and market its products and, ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be able to obtain necessary financing or regulatory approvals to be able to successfully develop, manufacture and market its products, or attain successful future operations. Accordingly, the predictability of the Company's future success is uncertain.

     The Company's rights to its products are subject to the terms of its agreements with NCI and Georgetown. Termination of either, or both, of these agreements would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, uncertainty exists as to the Company's ability to protect its rights to patents and its proprietary information. There can also be no assurance that research and discoveries by others will not render some or all of the Company's programs or products noncompetitive or obsolete. Nor can there be any assurance that unforeseen problems will not develop with the Company's technologies or applications, or that the Company will be able to address successfully technological challenges it encounters in its research and development programs. Although the Company plans to obtain product liability insurance, it currently does not have any nor is there any assurance that it will be able to attain or maintain such insurance on acceptable terms or with adequate coverage against potential liabilities.

2. SIGNIFICANT ACCOUNTING POLICIES:

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed when incurred. These costs include, among other things, consulting fees and costs reimbursed to Georgetown pursuant to the agreements as described in Note 6. Payments related to the acquisition of technology rights, for which development work is in process, are expensed and considered a component of research and development costs. The Company also allocates indirect costs, consisting primarily of operational costs for administering research and development activities, to research and development expenses.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

EQUIPMENT AND FURNITURE

     Equipment and furniture are recorded at cost and are depreciated using an accelerated method over the estimated useful economic lives of the assets involved. The estimated useful lives employed in computing depreciation are five years for computer equipment and seven years for furniture. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred.

DEFERRED OFFERING COSTS

     Deferred offering costs represented incurred costs directly related to the initial public offering and were offset against the proceeds of the stock issued.

MANAGEMENT'S USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

     Certain amounts in previously issued financial statements have been reclassified to conform to 1996 classifications.

3. DEBT:

     On June 18, 1990, the Company executed a loan agreement with Dr. John N. Kapoor, a principal stockholder. The loan agreement allowed the Company to borrow up to $1,500,000. Funds borrowed under the agreement incurred interest at the lesser of 10% or the prime rate as determined by the Northern Trust Bank. The Company had borrowed funds up to the maximum of $1,500,000 at December 31, 1995.

     Interest on borrowed funds accrued until the second anniversary of the funding. Thereafter, principal and interest were to be repaid in 12 quarterly installments. Any principal payment not paid within 5 days of the date when due was subject to additional interest of 15% per annum.

     From June 1990 through April 1994, the Company financed its operations by borrowing under this loan agreement. No payments of interest or principal were made during this period. In January of 1996, in accordance with the agreement between the principal stockholder and the Company, with the completion of the initial public offering, the principal stockholder converted the outstanding loan balance, plus accrued interest through November 30, 1995, into shares of the Company's common stock and common stock purchase warrants at a per share conversion price equal to the offering price, $3.50 per share, $.10 per warrant. The Company issued 574,008 shares and 143,502 warrants.

     During 1995 and early 1996, the Company maintained a line of credit with Harris Bank with maximum borrowings of $2,500,000. The line of credit was personally guaranteed by the principal stockholder. In early 1996, the Company paid all outstanding balances and closed the line of credit.

4. STOCK OPTIONS

OPTION AGREEMENTS

     The Company adopted a stock plan in 1990. The Company granted options under the plan to purchase 1,460,978 shares. The options have an exercise price of $.0002145 per share with the exception of options to purchase 248,676 shares issued in December 1993, which have an exercise price of $.03217 per share. Effective January 1995, this plan has been terminated. No additional grants will be made under this plan.

     On January 25, 1995, the board of directors approved the NeoPharm, Inc. 1995 Stock Option Plan (the "Plan"), which provides for the grant of up to 900,000 options to acquire the Company's common stock. The option prices shall be not less than 85 percent of the fair market value of the stock as determined by the Administrator pursuant to the Plan. The board also approved the NeoPharm, Inc. 1995 Director Option Plan, which provides for the grant of up to 100,000 options to acquire the Company's common stock. The option prices shall be the fair market value on the date of grant. Vesting under these plans range from 0 to 4 years and all options expire after 10 years.

     The Company accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards to employees. Had compensation cost for such stock option awards under the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:



                                             1995         1996
                                             ----         ----
             Net Loss:        As Reported  (1,669,627)  (1,865,645)
                              Pro Forma    (1,840,545)  (2,061,099)

             Loss per Share:  As Reported        (.36)        (.24)
                              Pro Forma          (.39)        (.26)



     Included in the grants described above are options to purchase 295,304 shares granted to non-employees. The Company accounts for these options using a fair value method with the fair value of these options determined at the date of grant. From inception through December 31, 1995, the Company deemed the fair value of these options on the date of grant to be nominal, and no expense was recorded. For the year ended December 31, 1996, the fair value was calculated using the Black-Scholes pricing model as provided under FAS 123, and an expense of $73,391 was recorded.

A summary of stock option activity is as follows:


                                                  OPTIONS OUTSTANDING
                                                  -------------------
                                           NUMBER OF       EXERCISE PRICE
   GRANT/EXERCISE DATE                      SHARES           PER SHARE
   -------------------                      ------           ---------
   Grants:
   June 18, 1990                              932,540  $.0002145
   September 20, 1990                           6,216  .0002145
   September 21, 1990                         233,136  .0002145
   October 19, 1990                             6,216  .0002145
   October 31, 1990                             6,216  .0002145
   October 19, 1992                             9,326  .0002145
   October 21, 1992                             9,326  .0002145
   November 20, 1992                            9,326  .0002145
   December 1, 1993                           248,676  .03217
                                          -----------  --------

   Balance at December 31, 1993             1,460,978  $.0002145-$.03217
                                          -----------  -----------------

   Exercises:
   November 17, 1994 - issued Jan. 1995.  (1,398,810)  $.0002145-$.03217
   November 17, 1994 - issued Jan. 1995.     (37,302)  $.0002145
                                          -----------  ---------

   Balance at December 31, 1994                24,866  $.03217
                                          -----------  -------

   Grants:
   February 15, 1995                          308,000  $3.50
   May 15, 1995                                10,000  3.50
   September 11, 1995                         100,000  3.50
   November 22, 1995                          100,000  3.50
                                          -----------  ----

   Balance at December 31, 1995               542,866  $.03217-$3.50
                                          -----------  -------------

   Grants:
   May 7, 1996                                 30,000  $6.00
   August 13, 1996                            260,000  $7.00

   Exercises:
   June, 1996                                (19,000)  $3.50
   July 1996                                 (43,000)  3.50
   August, 1996                              (10,000)  3.50
   September, 1996                            (2,000)  3.50
   December, 1996                            (10,000)  .03217
                                          -----------  ------

   Balance at December 31, 1996               748,866  $.03217,3.50,6.00,7.00
                                          ===========  ======================



     Options eligible for exercise on December 31, 1993 included 1,212,302 options at an exercise price of $.0002145 and 248,676 options at an exercise price of $.03217. Options eligible for exercise on December 31, 1994 included 24,866 options at an exercise price of $.03217. Options eligible for exercise on December 31, 1995 included 24,866 options at an exercise price of $.03217 and 518,000 options at an exercise price of $3.50. Options eligible for exercise on December 31, 1996 included 14,866 at an exercise price of $.03217 and 444,000 options at an exercise price of $3.50.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the option grants in 1995 and 1996 respectively: risk-free interest rates of 5.92 percent and 6.45 percent; expected dividend yields of 0.00 percent; expected life of 5 years; expected volatility of 76.21 percent.

5. FEDERAL INCOME TAXES:

     From inception through October 11, 1995, the Company operated as an S Corporation for income tax purposes. Losses incurred during this period are reported on the stockholders' tax return, and are not available to the Company as a net operating loss carryforward.

     On October 11, 1995, the Company voluntarily terminated its S Corporation election. Since that time, losses incurred represent net operating loss carryforwards which can be used to offset future taxable income. Total net operating loss carryforwards were approximately $191,000 and approximately $2,057,000 as of December 31, 1995 and 1996, respectively. In accordance with the provisions of Statement of Financial Accounting Standard No. 109, a 100% valuation allowance has been established on the net operating loss tax asset due to the uncertainty of its realization.

6. COMMITMENTS AND CONTINGENCIES:

LICENSE AND RESEARCH AGREEMENTS

     From time to time the Company enters into license and research agreements with third parties. At December 31, 1996, the Company has three agreements in effect as described below.

NATIONAL CANCER INSTITUTE

     The Company has entered into an agreement ("CRADA") with NCI. Pursuant to the agreement, the Company has committed to commercialize certain products received from NCI. The Company has agreed to provide product to support NCI sponsored clinical trials and will use its best efforts to file a New Drug Application ("NDA") with the Food and Drug Administration ("FDA"). NCI has agreed to collaborate on the clinical development of the products and to provide access to the data necessary to obtain pharmaceutical regulatory approval.

     During the years ended December 31, 1996, 1995 and 1994, the Company paid and expensed approximately $0, $87,000 and $153,000, respectively, for product used in clinical trials. During 1994, the Company paid approximately $162,000 for current and prior product used in clinical trials. The Company expensed, as research and development costs, $117,000 in 1994. In addition, the Company is committed to pay NCI $120,000 per year for reasonable and necessary expenses incurred by NCI in carrying out NCI's responsibilities under the CRADA. During 1996, 1995 and 1994, the Company expensed, as research and development costs, and paid $120,000 to NCI for these expenses. NCI is required to provide the Company an accounting of the use of funds. Any amounts not expended at the end of the agreement are refundable to the Company.

     The CRADA will expire on September 13, 1998, if not earlier terminated. It may be terminated by mutual consent of NCI and the Company. Either Party may terminate if the other Party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either Party may unilaterally terminate by giving 60 days notice. If unilaterally terminated by either party, all provisions of the CRADA shall continue in full force and effect during the completion of all clinical trials and clinical protocols included under the CRADA prior to the date of notification of intent to terminate. In such situation, the Company retains the rights to data from clinical trials conducted prior to, or in progress, at the time of the termination.

GEORGETOWN UNIVERSITY

     The Company has entered into two license and research agreements with Georgetown whereby the Company has obtained an exclusive worldwide license to use certain technology. In exchange for the grant of these exclusive licenses, the Company will pay Georgetown, beginning with the first commercial sale of a product incorporating the licensed technologies, a royalty on net sales by the Company of products incorporating any of such technologies. The royalty will be payable for the life of the related patents.

     During the years ended December 31, 1996, 1995 and 1994, the Company paid and expensed approximately $204,000, $277,000 and $229,000, respectively, pursuant to the license and research agreements.

OTHER

     The Company has entered into consulting arrangements with members of its Scientific Advisory Board who are also employed on a full-time basis by academic or research institutions. Since inception through December 31, 1996, members of the Scientific Advisory Board have been issued options (see Note 4) to purchase an aggregate 43,313 shares of Company stock at the fair market value at the date of grant which vest over the consulting period. Additionally, the Scientific Advisory Board members have received aggregate payments of approximately $64,000 since the inception of these consulting arrangements for work performed and expenses incurred through December 31, 1996.

     The Company is not a party to any litigation or other legal proceedings.

7. TRANSACTIONS WITH RELATED PARTIES

     The Company receives management services from EJ Financial Enterprises, Inc. ("EJ Financial"), a healthcare consulting and investment firm in which Dr. Kapoor is the principal stockholder. From inception through June 30, 1994, EJ Financial charged the Company $25,000 per year for services provided plus actual expenses incurred. Through June 30, 1994, no payment for these services was made, but rather was treated as additional capital contributions by Dr. Kapoor in the accompanying statements of stockholders' equity (deficit). Effective July 1, 1994, EJ Financial increased its charge for management services provided to $125,000 per year plus actual expenses. The agreement, which expires June 30, 1997, reflects an increased need for technical support in the areas of research and development and operations. Charges to the Company are based on actual time spent by EJ Financial personnel on the Company's affairs. Management believes that the cost for management services allocated to the Company represents the cost of the services provided and that they are reasonable. From inception through December 31, 1996, the Company expensed approximately $312,900 for management services and $189,400 as reimbursement of actual expenses incurred by EJ Financial that directly related to the Company.

     The Company's Chief Scientific Officer, Dr. Aquilur Rahman, was employed on a full-time basis by Georgetown until joining the Company in March 1996. As was previously mentioned, Georgetown and the Company are parties to license and sponsored research agreements for product research and development (see Note
6). During 1996, 1995 and 1994, the Company expensed approximately $207,000, $347,000 and $302,000 related to work performed and expenses incurred by Georgetown. Since inception through December 31, 1996, the Company has expensed approximately $1,749,000. Additionally, Dr. Rahman received options in June 1990 (See Note 4) to purchase 466,270 shares of Company stock at the fair market value on the date of the grant of the options.

     Prior to February 1996, the Company's President and Chief Executive Officer ("CEO"), William C. Govier, was a consultant to the Company on clinical trials and NDA filing matters, both as an individual and as a consultant with Aegis Technology, Inc. ("Aegis"), an entity co-founded by Govier. As the Company's President and CEO, Govier received options in December 1993, to purchase 233,134 shares of Company stock at the fair market value on the date of grant, which were fully exercised (See Note 4). His colleague and co-founder of Aegis also received options in December 1993 (see Note 4) to purchase 15,542 shares of Company stock at the fair market value on the date of grant, of which 7,770 options were 100% vested and 7,772 options vest upon future performance of services. The Company expensed approximately $601,500 since inception through December 31, 1996, related to work performed and expenses incurred by Govier, his colleague and Aegis. During 1996, 1995 and 1994, the Company expensed approximately $159,500, $334,400 and $104,000.

     Included as accrued expenses in the accompanying balance sheet is an accrual for management services and expense reimbursement due to EJ Financial of $206,366 at December 31, 1995. Also, included as accounts payable was an accrual for consulting services and expenses due to Dr. Rahman of $69,205, and due to Govier's colleague of $62,169 at December 31, 1995. These accruals were paid in 1996.

8. STOCKHOLDERS' EQUITY

     In January 1995, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 15,000,000 shares. In October 1995, the Company amended its Certificate of Incorporation to convert each 1.28681 shares of outstanding Common Stock into one share of Common Stock and to restate the par value of the Common Stock from $0.000333 per share to $0.000429 per share. The reverse stock split has been reflected retroactively in these financial statements for all periods presented.

     In January 1996, the Company completed a public offering of newly issued 1,350,000 shares of common stock and 675,000 warrants for proceeds of approximately $8,585,000 net of expenses. On March 8, 1996 the Company issued 36,130 shares of common stock and 18,565 warrants related to the underwriter's over-allotment option for proceeds of approximately $267,000, net of expenses. Each warrant can be converted into two shares of common stock at $4.90 per share.

     On August 14, 1996, the Company's Board of Directors declared a two-for-one stock split of issued and outstanding Common Stock for stockholders of record as of the close of business on August 26, 1996. Accordingly, all numbers of common shares and per share data have been restated to reflect the stock split. The par value of common stock has been adjusted from $0.000429 per share to $0.0002145 per share.