Form 10-Q
period 1997-03-31
NEOPHARM INC
filed 1997-05-15
CIK 942788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                               ----------    ----------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.  Yes _X_   No __ .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:



       Title of each class                 Number of shares outstanding
----------------------------------         ----------------------------
Common Stock ($.0002145 par value)                 8,130,268

  Warrants to purchase shares of
   Common Stock ($.0002145 par
             value)                                2,079,134

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
------
NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEETS
(Unaudited)

                                                       MARCH 31,    DECEMBER 31,
                                                         1997          1996
ASSETS

Current assets:
 Cash and Cash Equivalents                         $   3,930,885  $  4,479,041
 Prepaid Expenses                                         51,750            --
                                                   -------------  ------------
       Total current assets                            3,982,635     4,479,041

Equipment and Furniture:
 Equipment                                                27,007        27,007
 Furniture                                                12,988        12,988
 Less accumulated depreciation                           (28,273)      (26,828)
                                                   -------------  ------------
       Total equipment and furniture, net                 11,722        13,167
                                                   -------------  ------------

       Total assets                                $   3,994,357  $  4,492,208
                                                   =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities:
  Obligations under research agreements            $      60,000  $     80,000
  Due to related parties                                      --        43,239
  Accounts payable                                       332,610       232,792
  Accrued compensation                                        --       110,000
                                                   -------------  ------------

       Total current liabilities                         392,610       466,031
                                                   -------------  ------------


Stockholders' equity (deficit):
 Common stock, $.0002145 par value;
  15,000,000 shares authorized:
  8,130,268 shares issued and
  outstanding, respectively                                1,744         1,744
 Additional paid-in capital                            5,890,078     5,890,078
 Deficit accumulated during the
  development stage                                   (2,290,075)   (1,865,645)
                                                   -------------  ------------
       Total stockholders' equity (deficit)            3,601,747     4,026,177
                                                   -------------  ------------
       Total liabilities and stockholders'
        equity (deficit)                           $   3,994,357  $  4,492,208
                                                   =============  ============

      The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)

                                                                               INCEPTION
                                                                             (JUNE 15, 1990)
                                                                                THROUGH
                                                   MARCH 31,    MARCH 31,       MARCH 31,
                                                      1997         1996           1996

Revenues                                           $       --  $         --  $            --

Expenses:
Research and development                              269,842       223,464        4,332,681
General and administrative                            212,011       180,182        1,988,377
                                                   ----------  ------------  ---------------
 Total Expenses                                       481,853       403,646        6,321,058

         Loss from Operations                        (481,853)     (403,646)      (6,321,058)

Interest income                                        57,424        48,888          295,699
Interest expense                                           --       (47,364)        (735,606)
                                                   ----------  ------------  ---------------
 Interest income(expense) - net                        57,424         1,524         (439,907)

Net loss                                            $(424,429)  $  (402,122)   $  (6,760,965)
                                                   ==========  ============   ==============

Net loss per share                                  $    (.05)  $      (.06)
                                                   ==========  ============

Weighted average shares used in
 computing net loss per share                       8,130,268     6,930,844
                                                   ==========  ============



      The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)


                                                                        INCEPTION
                                                                     (JUNE 15, 1990)
                                                                         THROUGH
                                                MARCH 31,   MARCH 31,    MARCH 31,
                                                  1997        1996         1996
Cash flows used in operating activities:
Net loss                                       $(424,429)  $ (402,122) $(6,760,965)
Adjustments to reconcile net loss
  to net cash used by operating
  activities:
Depreciation and amortization                      1,445        1,445       40,072
Gain on disposal of equipment
  and furniture                                       --           --         (408)
Services contributed (non-cash)
  by related party                                    --           --      101,042
Interest payable to principal
  shareholder converted to stock                      --      523,385      523,385
Compensation expense from non-employee
  stock options                                       --           --       73,391
Changes in assets and liabilities:
(Increase) decrease in other
  assets                                         (51,750)          --      (62,850)
Increase (decrease) in accounts
  payable and accrued liabilities                (73,422)  (1,041,335)     392,609
                                               ---------  -----------  -----------

Net cash used in operating activities           (548,156)    (918,627)  (5,693,724)
                                               ---------  -----------  -----------

Cash flows used in investing activities:
Purchase of equipment and
 furniture                                            --       (3,782)     (41,097)
Proceeds from disposal of
 equipment and furniture                              --           --          810
                                              ----------  -----------  -----------

Net cash used in investing activities                 --       (3,782)     (40,287)
                                              ----------  -----------  -----------

Cash flows from financing activities:
Proceeds from loan payable to
 principal stockholder                                --           --    1,500,000
Advance on line of credit                             --      107,000    2,114,652
Reduction in line of credit                           --   (2,114,652)  (2,114,652)
Costs incurred related to the
 initial public offering                              --     (181,180)    (688,321)
Proceeds from initial public offering                 --    8,585,438    8,585,438
Proceeds from issuance of common stock                --           --      267,779
                                              ----------  -----------  -----------

Net cash provided by financing activities             --    6,396,606    9,664,896
                                              ----------  -----------  -----------

Net increase (decrease) in cash                 (548,156)   5,474,197    3,930,885
Cash, beginning of period                      4,479,041          671           --
                                              ----------  -----------  -----------
Cash, end of period                           $3,930,885   $5,474,868   $3,930,885
                                              ==========  ===========  ===========

Supplemental disclosure of cash paid for:
Interest                                      $       --   $   84,585   $  212,222
Income taxes                                          --           --           --


      The accompanying notes are an integral part of these balance sheets.
                                      -5-

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 1

The financial information herein is unaudited, other than the Balance Sheet at December 31, 1996, which is derived from the audited financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and changes in cash flows for the three month periods ended March 31, 1997 and 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1996 annual report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share for publicly held common stock or potential common stock. Statement No. 128 supersedes the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and simplifies the standards for computing earnings per share. In addition, Statement No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of the standard would not have a material effect on the quarters presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 1997 vs. Three Months Ended March 31, 1996

Research and development expenses increased by 21% or $46,378 for the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996. The increase is due primarily to regulatory and analytical support of the Company's pending New Drug Application at the FDA.

General and administration expenses increased 18% or $31,829 for the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996, primarily due to payroll. Salaries were not paid to officers prior to completion of the Companies initial public offering.

The Company generated interest income on excess cash balances of $57,424 and $48,888 for the three month periods ended March 31, 1997 and March 31, 1996, respectively. Interest expense of $47,364 was incurred during the three month period ended March 31, 1996 representing the cost of borrowing against a letter
of credit and a shareholder loan for one month.   These debts were extinguished
as part of the Company's initial public offering in January 1996.

The net loss for the three month period ended March 31, 1997 increased by 6% or $22,307 compared to the three month period ended March 31, 1996. The Company expects losses to continue as planned product development continues.

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

At March 31, 1997, the Company's cash and cash equivalents were $3,930,885 compared to $4,479,041 at December 31, 1996.

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

                                   NEOPHARM, INC.

                                   By: /s/  David E. Riggs
                                      -----------------------------
                                       David E. Riggs,
                                       Chief Financial Officer
                                       and authorized officer

                                       Date: May 10, 1997