Form 10-Q
period 1997-06-30
NEOPHARM INC
filed 1997-08-13
CIK 942788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1997
                  -------------
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
                ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:



            Title of each class                  Number of shares outstanding
            -------------------                  ----------------------------
     Common Stock ($.0002145 par value)                   8,137,268

     Warrants to purchase shares of
     Common Stock($.0002145 par value)                      837,067

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)


                                                                     Page Number


PART I.         Financial Information

       ITEM 1.  Financial Statements

                          Balance Sheets                                 3

                          Statement of Operations                        4

                          Statement of Cash Flows                        5

                          Notes to Financial Statements                  6


       ITEM 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      7


PART II.        Other Information                                        9

SIGNATURE PAGE                                                           10

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
------
NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEET
(Unaudited)



                                                             JUNE 30,         DECEMBER 31,
                                                               1997              1996
                                                               ----              ----

ASSETS

Current assets:
  Cash and cash equivalents                                $ 3,867,251     $  4,479,041
  Prepaid expenses and other                                    35,580               --
                                                           -----------     ------------
      Total current assets                                   3,902,331        4,479,041

Equipment and furniture:
  Equipment                                                     27,007           27,007
  Furniture                                                     26,230           12,988
  Less accumulated depreciation                                (29,718)         (26,828)
                                                           -----------     ------------
      Total equipment and furniture, net                        23,519           13,167
                                                           -----------     ------------

      Total assets                                         $ 3,925,850     $  4,492,208
                                                           ===========     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities:
    Obligations under research agreements                  $    90,000     $     80,000
    Due to related parties                                      37,464           43,239
    Accounts payable and accrued liabilities                    56,222          232,792
    Accrued compensation                                            --          110,000

      Total current liabilities                                183,687          466,031
                                                           -----------     ------------


Commitments and contingencies                                       --               --

Stockholders' equity (deficit):
  Common stock, $.0002145 par value;
    15,000,000 shares authorized:
    8,137,268 and 8,130,268 shares issued
    and outstanding, respectively                                1,746            1,744
  Additional paid-in capital                                 5,914,648        5,890,078
  Deficit accumulated during the
    development stage                                       (2,174,231)      (1,865,645)
                                                           -----------     ------------
      Total stockholders' equity                             3,742,163        4,026,177
                                                           -----------     ------------
      Total liabilities and stockholders'
        equity                                             $ 3,925,850     $  4,492,208
                                                           ===========     ============



      The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)


                                                                                 INCEPTION
                                                                              (JUNE 15, 1990)
                             THREE MONTHS                SIX MONTHS               THROUGH
                               JUNE 30,                   JUNE 30,               JUNE 30,
                           1997           1996        1997        1996             1997
                          -----           ----        ----        ----            -----

Revenues:
 Licensing Revenues       $   550,000  $       --  $  550,000  $       --     $    550,000

Expenses:
 Research and
  development                 218,861     164,215     488,703     387,679        4,551,542
 General and
  administrative              267,249     191,218     479,273     371,400        2,255,639
                          -----------  ----------  ----------  ----------     ------------
   Total Expenses             486,110     355,433     967,976     759,079        6,807,181

Income (loss)
from operations                63,890    (355,433)   (417,976)   (759,079)      (6,257,181)

Interest income                51,966      63,813     109,390     112,701          347,665
Interest expense                   --          --          --     (47,364)        (735,606)
                          -----------  ----------  ----------  ----------     ------------
 Interest income
   (expense) - net             51,966      63,813     109,390      65,337         (387,941)

Net income (loss)         $   115,856  $ (291,620)  $(308,586) $ (693,742)    $ (6,645,122)
                          ===========  ==========  ==========  ==========     ============

Net income (loss)
  per share               $       .01  $     (.04)  $    (.04) $     (.09)
                          ===========  ==========  ==========  ==========

Weighted average
  shares used in
  computing net income
  (loss) per share          8,131,435   8,050,268   8,130,851   7,490,558
                          ===========  ==========  ==========  ==========



      The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOWS
SIX  MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)




                                                                                               INCEPTION
                                                                                            (JUNE 15, 1990)
                                                                                                THROUGH
                                                           JUNE 30,           JUNE 30,          JUNE 30,
                                                             1997               1996              1997
                                                             ----               ----              ----

Cash flows used in operating activities:
  Net loss                                                $(308,586)       $(693,742)        $(6,645,122)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
  Depreciation and amortization                                2,890           1,945              41,517
  Gain on disposal of equipment
    and furniture                                                 --              --                (408)
  Services contributed (non-cash)
    by related party                                              --              --             101,042
  Interest payable to principal
    shareholder converted to stock                                --         523,385             523,385
  Compensation expense from non-employee
    stock options                                                 --              --              73,391
  Changes in assets and liabilities:
  (Increase) decrease in other assets                       (35,080)         486,436             (46,180)
  Increase (decrease) in accounts
    payable and accrued liabilities                        (282,344)      (1,069,848)            183,687

Net cash used in operating activities                      (623,120)        (751,824)         (5,768,688)
                                                          ----------      ----------         -----------

Cash flows used in investing activities:
  Purchase of equipment and furniture                       (13,242)          (7,172)            (54,339)
  Proceeds from disposal of
    equipment and furniture                                       --              --                 810
                                                          ----------      ----------         -----------

Net cash used in investing activities                       (13,242)          (7,172)            (53,529)
                                                          ----------      ----------         -----------

Cash flows from financing activities:
  Proceeds from loan payable to
    principal stockholder                                         --              --           1,500,000
  Advance on line of credit                                       --         107,000           2,114,652
  Reduction in line of credit                                     --      (2,114,652)         (2,114,652)
  Costs incurred related to the
    initial public offering                                       --        (181,180)           (688,321)
  Proceeds from initial public offering                           --       8,585,438           8,585,438
  Proceeds from issuance of common stock                      24,572              --             292,351
                                                          ----------      ----------         -----------

Net cash provided by financing activities                     24,572       6,396,606           9,689,468
                                                          ----------      ----------         -----------

Net increase (decrease) in cash                            (611,790)       5,637,610           3,867,251
  Cash, beginning of period                                4,479,041             671                  --
                                                          ----------      ----------         -----------
  Cash, end of period                                     $3,867,251      $5,638,281         $ 3,867,251
                                                          ==========      ==========         ===========


Supplemental disclosure of cash paid for:
  Interest                                                $       --      $   84,585         $   212,222
  Income taxes                                                    --              --                  --


      The accompanying notes are an integral part of these balance sheets.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997

NOTE 1 NATURE OF BUSINESS

NeoPharm, Inc. (the "Company") was founded in 1990 and is a development stage company engaged in the research and development of drugs for the diagnosis and treatment of various forms of cancer. Originally incorporated under the name Oncomed, Inc., the Company changed its name to NeoPharm, Inc. in March, 1995. The Company has several drugs in various stages of clinical review and testing. The Company has one New Drug Application ("NDA") currently under review with the Food and Drug Administration ("FDA") which was filed in December of 1996. The NDA currently under review relates to the use of BUdR (Broxuridine) as a prognostic indicator in breast cancer.

NOTE 2 BASIS OF PRESENTATION

The financial information herein is unaudited, other than the Balance Sheet at December 31, 1996, which is derived from the audited financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six month periods ended June 30, 1997 and 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1996 annual report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 3 EARNINGS PER SHARE

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since its inception in 1990, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with academic research and clinical institutions. Through June 30, 1997, with the exception of license fees, the Company has not generated any revenue from operations.

The Company's operating results may fluctuate from period to period as a result of, among other things, the receipt of license fee payments, the timing and costs associated with clinical trials and the regulatory approval process, and the acquisition of additional product rights. The Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. Any setbacks in clinical trials, in the regulatory approval process or in relationships with collaborative partners, and any shortfalls in revenue or earnings from levels expected by securities analysts, among other developments, have in the past had and could in the future have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.

Results of Operations - Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

Revenues were related to a $550,000 license fee payment from a Canadian distribution company for the rights to distribute certain products in Canada. The unconditional payment was received by the Company at signing. Future licensing income is possible if certain milestones are met.

Research and development expenses increased by 26% or $101,024 for the six-month period ended June 30, 1997 compared to the six-month period ended June 30, 1996. The increase is due primarily to regulatory and analytical support of the Company's pending New Drug Application at the Food and Drug Administration ("FDA"), the initiation of Phase I clinical trials for liposome-encapsulated doxorubicin ("LED") and formulation and scale-up of liposome-encapsulated paclitaxel ("LEP").

General and administration expenses increased 29% or $107,873 for the six-month period ended June 30, 1997 compared to the six-month period ended June 30, 1996. This increase was primarily due to payroll costs, legal expenses, accounting fees and investor communications activities. Salaries were not paid to officers prior to the completion of the Company's initial public offering. The Company expects general and administrative expenses to vary quarter to quarter as its general and administrative activities increase to support clinical development, regulatory and marketing activities.

The Company generated interest income on excess cash balances of $109,390 and $112,701 for the six-month periods ended June 30, 1997 and June 30, 1996, respectively. Interest expense of $47,364 was incurred during the six-month period ended June 30, 1996 representing the cost of borrowing against a letter
of credit and a shareholder loan for one month.   These debts were repaid
following completion of the Company's initial public offering in January 1996.

The net loss for the six-month period ended June 30, 1997 decreased by 56% or $385,156 compared to the six-month period ended June 30, 1996 due primarily to license fee income. The Company expects losses to continue as planned product development continues.

Results of Operations - Three Months Ended June 30, 1997 vs. Three Months Ended June 30, 1996

Revenues were related to a $550,000 license fee payment from a Canadian distribution company for the rights to distribute certain products in Canada. The unconditional payment was received by the Company at signing. Future licensing income is possible if certain milestones are met.

Research and development expenses increased by 33% or $54,643 for the three-month period ended June 30, 1997 compared to the three-month period ended June 30, 1996. The increase is due primarily to regulatory and analytical support of the Company's pending New Drug Application at the FDA, the initiation of Phase I clinical trial for LED and formulation and scale-up of LEP.

General and administration expenses increased 40% or $76,031 for the three-month period ended June 30, 1997 compared to the three-month period ended
June 30, 1996.   This increase was primarily due to increased legal and
accounting expenses and to investor communications activities. The Company expects general and administrative expenses to vary quarter to quarter as general and administrative activities increase to support clinical, regulatory and marketing activities.

The Company generated interest income on excess cash balances of $51,966 for the three-month period ended June 30, 1997 and $63,813 for the three-month period ended June 30, 1996. Excess cash balances for the three-month period ended June 30, 1997 were lower than the previous comparative quarter.

The Company realized a net income for the three-month period ended June 30, 1997 of $115,856 due primarily to income from a licensing agreement. Future licensing income is possible if certain milestones are met. The net loss for the three-month period ended June 30, 1996 was $291,620. Irrespective of the net income reported for the three-month period ended June 30, 1997, the Company expects losses to continue as planned product development continues.

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

At June 30, 1997, the Company's cash and cash equivalents were $3,867,251 compared to $4,479,041 at December 31, 1996. The Company plans to finance its needs principally from its existing capital resources and interest thereon, and to the extent available, through collaborative agreements with corporate partners and future public and private financing. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of product testing, relationships with potential partnerships and collaborations, and the FDA regulatory process. Additional funding may not be available when needed or on terms acceptable to the Company. Insufficient funds my require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995

The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development, approval by the FDA and foreign health authorities, and market acceptance, of the Company's products in development, the Company's ability to further raise capital, the Company's dependence on key personnel, and other risks detailed herein and in other filings the Company makes with the Securities and Exchange Commission.

PART II - OTHER INFORMATION


      Item 1.             Legal Proceedings                           None

      Item 2.             Changes in Securities                       None

      Item 3.             Defaults Upon Senior Securities             None

      Item 4.             Submission of Matters to a Vote
                          of Security-Holders


      On May 16, 1997, the Company held its annual meeting of Stockholders for the purpose of electing 5 directors to serve until the 1998 Annual Meeting of Stockholders and to ratify an amendment to the Company's 1995 Stock Plan to provide for an increase in the number of shares available for issuance thereunder.

      The amendment to the Company's 1995 Stock Plan was adopted with 5,457,650 votes cast for, 172,700 against and 1,500 withheld.

      With respect to the election for directors, the votes were as follows:


                                    Votes For            Votes Against    Votes Withheld
                                    ---------            -------------    --------------
     William C. Govier              7,132,901                        0           140,000
     John N. Kapoor                 7,132,901                        0           140,000
     Aquilur Rahman                 7,132,901                        0           140,000
     Anatoly Dritschilo             7,132,901                        0           140,000
     Erick E. Hanson                7,132,901                        0           140,000



      Item 5.             Other Information                           None

      Item 6.             Exhibits and Reports on Form 8-K


                          (a)  Exhibits

                          3.2 Bylaws of the Registrant, as amended, incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-90516).

                          (b)  Reports on Form 8-K                    None

                                 SIGNATURE PAGE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           NEOPHARM, INC.

                                           By: /s/  David E. Riggs
                                           -----------------------
                                           David E. Riggs,,
                                           Chief Financial Officer
                                           and authorized officer

                                           Date: August 13, 1997
                                                 ----------------