Form 10-Q/A
period 1997-06-30
NEOPHARM INC
filed 1997-09-16
CIK 942788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-Q/A



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
                ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:



            Title of each class                  Number of shares outstanding
            -------------------                  ----------------------------
     Common Stock ($.0002145 par value)                   8,137,268

     Warrants to purchase shares of
     Common Stock ($.0002145 par value)                     837,067

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
------
NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEET
(Unaudited)



                                                             JUNE 30,         DECEMBER 31,
                                                               1997              1996
                                                               ----              ----

ASSETS

Current assets:
  Cash and cash equivalents                                $ 3,867,251     $  4,479,041
  Prepaid expenses and other                                    35,080               --
                                                           -----------     ------------
      Total current assets                                   3,902,331        4,479,041

Equipment and furniture:
  Equipment                                                     27,007           27,007
  Furniture                                                     26,230           12,988
  Less accumulated depreciation                                (29,718)         (26,828)
                                                           -----------     ------------
      Total equipment and furniture, net                        23,519           13,167
                                                           -----------     ------------

      Total assets                                         $ 3,925,850     $  4,492,208
                                                           ===========     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities:
    Obligations under research agreements                  $    90,000     $     80,000
    Due to related parties                                      37,464           43,239
    Accounts payable and accrued liabilities                    56,223          232,792
    Accrued compensation                                            --          110,000

      Total current liabilities                                183,687          466,031
                                                           -----------     ------------


Commitments and contingencies                                       --               --

Stockholders' equity (deficit):
  Common stock, $.0002145 par value;
    15,000,000 shares authorized:
    8,137,268 and 8,130,268 shares issued
    and outstanding, respectively                                1,746            1,744
  Additional paid-in capital                                 5,914,648        5,890,078
  Deficit accumulated during the
    development stage                                       (2,174,231)      (1,865,645)
                                                           -----------     ------------
      Total stockholders' equity                             3,742,163        4,026,177
                                                           -----------     ------------
      Total liabilities and stockholders'
        equity                                             $ 3,925,850     $  4,492,208
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