Form 10-Q
period 1997-09-30
NEOPHARM INC
filed 1997-11-13
CIK 942788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1997
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:



       Title of each class          Number of shares outstanding
Common Stock ($.0002145 par value)           8,152,268

Warrants to purchase shares of
  Common Stock ($.0002145 par
  value)                                       837,067

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)


                                                                                Page Number
                                                                                -----------
PART I.         Financial Information (Unaudited)

      ITEM 1.   Financial Statements

                     Balance Sheets                                                    3
                     September 30, 1997 and December 31, 1996

                     Statements of Operations                                          4
                     Three and nine months ended September 30, 1997 and 1996

                     Statements of Cash Flows                                          5
                     Nine months ended September 30, 1997 and 1996

                     Notes to Financial Statements                                     6


      ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                    8


PART II.        Other Information                                                     11

SIGNATURE PAGE                                                                        12


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEET
(Unaudited)

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  1997               1996
                                                                  ----               ----
ASSETS

Current assets:
  Cash and cash equivalents                                     $3,413,085         $4,479,041
  Prepaid expenses and other                                        67,821                 --
                                                              ------------       ------------
      Total current assets                                       3,480,906          4,479,041

Equipment and furniture:
  Equipment                                                         27,007             27,007
  Furniture                                                         26,230             12,988
  Less accumulated depreciation                                    (31,163)           (26,828)
                                                              ------------       ------------
      Total equipment and furniture, net                            22,074             13,167
                                                              ------------       ------------

      Total assets                                              $3,502,980         $4,492,208
                                                              ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities:
   Obligations under research agreements                          $120,000            $80,000
   Due to related parties                                           38,698             43,239
   Accounts payable and accrued liabilities                        165,959            232,792
   Accrued compensation                                                 --            110,000

      Total current liabilities                                    324,657            466,031
                                                              ------------       ------------


Commitments and contingencies                                           --                 --

Stockholders' equity (deficit):
 Common stock, $.0002145 par value;
   15,000,000 shares authorized:
   8,152,268 and 8,130,268 shares issued
   and outstanding, respectively                                     1,749              1,744
 Additional paid-in capital                                      5,967,145          5,890,078
 Deficit accumulated during the
   development stage                                            (2,790,571)        (1,865,645)
                                                              ------------       ------------
      Total stockholders' equity                                 3,178,323          4,026,177
                                                              ------------       ------------
      Total liabilities and stockholders'
       equity                                                   $3,502,980         $4,492,208
                                                              ============       ============



      The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)

                                                                                              INCEPTION
                                                                                           (JUNE 15, 1990)
                                      THREE MONTHS                  NINE MONTHS                THROUGH
                                      SEPTEMBER 30,                 SEPTEMBER 30,            SEPTEMBER 30,
                                   1997          1996             1997         1996              1997
                                ----------    ----------       ---------    ----------        ----------
Revenues:
  Licensing Revenues            $       --    $       --      $  550,000  $       --         $   550,000

Expenses:
  Research and
   development                     372,678       203,750         861,381     591,429           4,924,220
  General and
   administrative                  292,796       165,949         772,069     537,349           2,548,435
                                ----------    ----------      ----------  ----------         -----------
    Total Expenses                 665,474       369,699       1,633,450   1,128,778           7,472,655

Income (loss)
  from operations                 (665,474)     (369,699)     (1,083,450) (1,128,778)         (6,922,655)

Interest income                     49,134        66,197         158,524     178,898             396,799
Interest expense                        --            --              --     (47,364)           (735,606)
                                ----------    ----------      ----------  ----------         -----------
  Interest income
   (expense) - net                  49,134        66,197         158,524     131,534            (338,807)

Net income (loss)               $ (616,340)   $ (303,502)     $ (924,926) $ (997,244)        $(7,261,462)
                                ==========    ==========      ==========  ==========         ===========

Net income (loss)
  per share                     $     (.08)   $     (.04)     $     (.11) $     (.13)
                                ==========    ==========      ==========  ==========
Weighted average
  shares used in
  computing net income
  (loss) per share               8,150,268     8,101,936       8,137,323   7,694,350
                                ==========    ==========      ==========  ==========



      The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)

                                                                                      INCEPTION
                                                                                   (JUNE 15, 1990)
                                                                                       THROUGH
                                                SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                    1997              1996               1997
                                                    ----              ----               ----
Cash flows used in operating activities:
 Net loss                                       $  (924,926)      $  (997,244)      $(7,261,462)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
 Depreciation and amortization                        4,335             4,835            42,962
 Gain on disposal of equipment
  and furniture                                          --                --              (408)
 Services contributed (non-cash)
  by related party                                       --                --           101,042
 Interest payable to principal
  shareholder converted to stock                         --           523,385           523,385
 Compensation expense from non-employee
  stock options                                          --                --            73,391
 Changes in assets and liabilities:
 (Increase) decrease in other assets                (67,821)               --           (78,921)
 Increase (decrease) in accounts
  payable and accrued liabilities                  (141,374)       (1,265,685)          324,657
                                                -----------       -----------       -----------

Net cash used in operating activities            (1,129,786)       (1,734,709)       (6,275,354)
                                                -----------       -----------       -----------

Cash flows used in investing activities:
 Purchase of equipment and furniture                (13,242)           (7,172)          (54,339)
 Proceeds from disposal of
  equipment and furniture                                --                --               810
                                                -----------       -----------       -----------

Net cash used in investing activities               (13,242)           (7,172)          (53,529)
                                                -----------       -----------       -----------

Cash flows from financing activities:
 Proceeds from loan payable to
  principal stockholder                                  --                --         1,500,000
 Advance on line of credit                               --           107,000         2,114,652
 Reduction in line of credit                             --        (2,114,652)       (2,114,652)
 Costs incurred related to the
  initial public offering                                --          (201,885)         (688,321)
 Proceeds from initial public offering                   --         8,585,438         8,585,438
 Proceeds from issuance of common stock              77,072           259,000           344,851
                                                -----------       -----------       -----------

Net cash provided by financing activities            77,072         6,634,901         9,741,968
                                                -----------       -----------       -----------

Net increase (decrease) in cash                  (1,065,956)        4,893,020         3,413,085
 Cash, beginning of period                        4,479,041               671                --
                                                -----------       -----------       -----------
 Cash, end of period                            $ 3,413,085       $ 4,893,691       $ 3,413,085
                                                ===========       ===========       ===========


Supplemental disclosure of cash paid for:
 Interest                                        $       --       $    84,585       $   212,222
 Income taxes                                            --                --                --


      The accompanying notes are an integral part of these balance sheets.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 1 BASIS OF PRESENTATION

The financial information herein is unaudited, other than the Balance Sheet at December 31, 1996, which is derived from the audited financial statements.

The accompanying unaudited statements of NeoPharm, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996, the results of operations from inception (June 15, 1990) to date (September 30, 1997), the changes in cash flows for the nine month periods ended September 30, 1997 and 1996 and the changes in cash flows from inception to date.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 NOTE RECEIVABLE FROM OFFICER

The Company had an outstanding note receivable from the Company's Chief Scientific Officer, Dr. Aquilar Rahman. Terms of the note provide for payment in full on July 31, 1998. The balance of the loan at September 30, 1997 was $50,000 and is included in current assets within the "Prepaid expenses and other" line on the Company's balance sheet.

NOTE 3 ACCOUNTING POLICIES

Net Earnings (Loss) Per Share

The computation of net earnings (loss) per share is based on the weighted average common shares outstanding during the periods, and includes, when their effect is dilutive, common stock equivalents consisting of warrants and stock options.

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

Recent Pronouncements

The FASB has recently issued two new accounting standards, Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", and if adopted will be effective for periods presented after December 31, 1997. The Company is evaluating the effect of these new statements.

NOTE 4 SUBSEQUENT EVENT

On October 15, 1997, the Company announced it had signed an exclusive worldwide licensing agreement with the National Institutes Health and the Food and Drug Administration ("FDA") to develop and commercialize a novel chimeric human protein known as "IL13-PE38QQR." The Company also announced it has entered into a Cooperative Research and Development Agreement ("CRADA") with the FDA for the clinical and commercial development of the protein as an anticancer agent.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements made by NeoPharm Inc. (the "Company") in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development, approval by the FDA and foreign health authorities, and market acceptance, of the Company's products in development, the Company's ability to further raise capital, the Company's dependence on key personnel, and other factors referenced under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

Overview

The Company was founded in 1990 and is a development stage company engaged in the research and development of drugs for the diagnosis and treatment of various forms of cancer. Originally incorporated under the name Oncomed, Inc., the Company changed its name to NeoPharm, Inc. in March, 1995. The Company has several drugs in various stages of clinical review and testing. The Company has one New Drug Application ("NDA") currently under review with the Food and Drug Administration ("FDA") which was filed in December of 1996. The NDA currently under review relates to the use of BUdR (Broxuridine) as a prognostic indicator in breast cancer.

Since its inception in 1990, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with academic research and clinical institutions. Through September 30, 1997, with the exception of license fees, the Company has not generated any revenue from operations.

In addition to the recently announced collaboration regarding IL13-PE38QQR, the Company is focused in two areas, its BUdR and IUdR (Idoxuridine) products and its proprietary liposome products. The Company is developing BUdR and IUdR for use as radiation sensitizers to improve the effectiveness of radiation therapy for certain types of cancers and as prognostic markers in cancer therapy. The Company is also developing liposome encapsulated chemotherapeutic agents, including liposome encapsulated doxorubicin ("LED") and liposome encapsulated vincristine ("LEVCR"). The Company has also acquired rights to liposome encapsulated paclitaxel ("LEP") and liposome encapsulated antisense oligodeoxynucleotides ("LE-AON").

The Company's BUdR and IUdR products are the subject of a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI"). The CRADA provides the Company with exclusive access to all clinical data compiled in BUdR and IUdR studies conducted by various parties under the sponsorship of the NCI, involving more than 6,000 patients for diagnostic applications and 1,500 patients for therapeutic applications. Under the CRADA, NCI has agreed to provide the Company with exclusive access to all clinical data for the compounds from clinical trials sponsored by the NCI.

The Company also has developed proprietary liposome products (spheres of subcellular size composed primarily of phospholipids, certain of which are the primary components of living cell membranes). By encapsulating certain chemotherapeutic drugs in liposomes, the toxic side effects associated with the drug can be reduced and the dose increased, thereby potentially increasing the effectiveness of therapy through both increased drug action against cancer cells and reduced side effects. The Company believes its liposomes overcome the effects of MDR (multiple drug resistance), which is a genetic mutation observed in an estimated 300,000 cancer patients each year. The Company has conducted one Phase II efficacy study of its liposome-encapsulated doxorubicin product involving patients with breast cancer, in which 45% of the patients showed either a partial (minimum 50% shrinkage of the tumor) or complete (100% shrinkage of the tumor) response, as compared to a reported 22% partial or complete response observed with free doxorubicin in other studies. The study also demonstrated a reduction in side effects. Since then, the Company has reformulated LED with a synthetically derived lipid and has two Phase I/II clinical trials using the synthetically derived formulation under way.

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

Results of Operations - Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996

Revenues were related to a $550,000 license fee payment from a Canadian distribution company for the rights to distribute certain products in Canada. The unconditional payment was received by the Company at signing. Future licensing income is possible if certain milestones are met.

Research and development expenses increased by 46% or $269,952 for the nine-month period ended September 30, 1997 compared to the nine-month period ended September 30, 1996. The increase is due primarily to regulatory and analytical support of the Company's pending New Drug Application at the FDA, the initiation of Phase I clinical trials for LED, formulation and scale-up of LEP and the payment of a $100,000 licensing fee related to the IL13-PE38QQR chimeric protein agreement.

General and administration expenses increased 44% or $234,720 for the nine-month period ended September 30, 1997 compared to the nine-month period ended September 30, 1996. This increase was primarily due to payroll costs, legal expenses, accounting fees and investor communications activities. Salaries were not paid to officers prior to the completion of the Company's initial public offering. The Company expects general and administrative expenses to vary quarter to quarter as its general and administrative activities increase to support clinical development, regulatory and marketing activities.

The Company generated interest income on excess cash balances of $158,524 and $178,898 for the nine-month periods ended September 30, 1997 and September 30, 1996, respectively. Interest expense of $47,364 was incurred during the nine-month period ended September 30, 1996 representing the cost of borrowing
against a letter of credit and a shareholder loan for one month.   These debts
were repaid following completion of the Company's initial public offering in January 1996.

The net loss for the nine-month period ended September 30, 1997 decreased by 7% or $72,318 compared to the nine-month period ended September 30, 1996 due primarily to license fee income which was offset by increases in research and development expenses and general and administrative expenses. The Company expects losses to continue as planned product development continues.

Results of Operations - Three Months Ended September 30, 1997 vs. Three Months Ended September 30, 1996

Research and development expenses increased by 83% or $168,928 for the three-month period ended September 30, 1997 compared to the three-month period ended September 30, 1996. The increase is due primarily to regulatory and analytical support of the Company's pending New Drug Application at the FDA, the initiation of Phase I clinical trial for LED, formulation and scale-up of LEP and the payment of a $100,000 licensing fee related to the IL13-PE38QQR chimeric protein agreement.

General and administration expenses increased 76% or $126,847 for the three-month period ended September 30, 1997 compared to the three-month period
ended September 30, 1996.   This increase was primarily due to increased legal
and accounting expenses and to investor communications activities. The Company expects general and administrative expenses to vary quarter to quarter as general and administrative activities increase to support clinical, regulatory and marketing activities.

The Company generated interest income on excess cash balances of $49,134 for the three-month period ended September 30, 1997 and $66,197 for the three-month period ended September 30, 1996. Excess cash balances for the three-month period ended September 30, 1997 were lower than the previous comparative quarter.

The net loss for the three-month period ended September 30, 1997 increased by 103% or $312,838 compared to the three-month period ended September 30, 1997. The Company expects losses to continue as planned product development continues.

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

At September 30, 1997, the Company's cash and cash equivalents were $3,413,085 compared to $4,479,041 at December 31, 1996. The Company plans to finance its needs principally from its existing capital resources and interest thereon, and to the extent available, through collaborative agreements with corporate partners and future public and private financing. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of product testing, relationships with potential partnerships and collaborations, and the FDA regulatory process. Additional funding may not be available when needed or on terms acceptable to the Company. Insufficient funds my require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

PART II - OTHER INFORMATION


         Item 1.         Legal Proceedings                        None

         Item 2.         Changes in Securities                    None

         Item 3.         Defaults Upon Senior Securities          None

         Item 4.         Submission of Matters to a Vote          None
                         of Security-Holders

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

                                               NEOPHARM, INC.

                                               By:  /s/  David E. Riggs
                                               _________________________________
                                                    David E. Riggs,
                                                    Chief Financial Officer
                                                    and authorized officer

                                                    Date: November 11, 1997