Form 10-K
period 1997-12-31
NEOPHARM INC
filed 1998-03-31
CIK 942788

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
[FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                             100 CORPORATE NORTH
                                  SUITE 215
                         BANNOCKBURN, ILLINOIS 60015
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

The aggregate market value of the Registrant's common stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of 5% of the registrant's stock) of the registrant, par value $.0002145 per share, (based on the closing price of such shares on the American Stock Exchange on March

16, 1998) was $16,178,211. As of March 16, 1998 there were 8,195,810 shares of
Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement (the "Proxy Statement") to be used in connection with the Registrant's 1998 Annual Meeting of Stockholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934 within 120 days of the Registrant's fiscal year ended December 31, 1997, are incorporated by reference to Part III of this Annual Report on Form 10-K.

                         FORM 10-K TABLE OF CONTENTS

PART I                                                                     PAGE
                                                                           ----
Item 1.   Business                                                           4
Item 2.   Properties                                                        14
Item 3.   Legal Proceedings                                                 14
Item 4.   Submission of Matters to a Vote of Security Holders               14

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                           15
Item 6.   Selected Financial Data                                           16
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             17
Item 8.   Financial Statements and Supplemental Data                        19
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                         19
PART III

Item 10.  Directors and Executive Officers of the Registrant                20
Item 11.  Executive Compensation                                            21
Item 12.  Security Ownership of Certain Beneficial Owners and Management    21
Item 13.  Certain Relationships and Related Transactions                    21

PART IV

Item 14.  Exhibits and Financial Statement Schedules.                       22
          Signatures                                                        24


                                   PART I

                              ITEM 1. BUSINESS

THE COMPANY

     NeoPharm is a pharmaceutical company engaged in the research and development of drugs for the diagnosis and treatment of various forms of cancer. Presently the Company has several drugs which are in varying stages of development: BUdR (Broxuridine), liposome encapsulated doxorubicin ("LED"), liposome encapsulated paclitaxel ("LEP"), liposome encapsulated vincristine ("LEVCR"), liposome encapsulated antisense oligodeoxynucleotides ("LE-AON" and with LED, LEP and LEVCR the "Liposome Products") and IL-13 chimeric protein (IL13-PE38QQR) ("IL-13"). See "Products" below.

     The Company's BUdR development stage product is the subject of a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI"), the Company's IL-13 development stage product is the subject of a CRADA with the Food and Drug Administration ("FDA") and the Company's development stage Liposome Products are subject to a license and sponsored research agreement with Georgetown University. See "Research and Development, Collaborative Relationships and Licenses" below.

     To date, the Company has been engaged primarily in research and development of its developmental stage products. The Company has developed relationships with established pharmaceutical manufacturers for production of BUdR. The Company currently has no marketing or sales staff and has conducted its activities through consultants and at university research facilities. The Company will need to hire additional personnel and gain access to marketing and sales resources in order to continue the development and commercialization of its products. See "Marketing and Sales" below.

     NeoPharm, Inc. was incorporated in Delaware under the name OncoMed, Inc. in June 1990, and changed its name to NeoPharm, Inc. in March, 1995. The Company's principal offices are located at 100 Corporate North, Suite 215, Bannockburn, Illinois 60015, and its telephone number is (847) 295-8678.

NEOPHARM PRODUCTS

     General. The Company's primary area of product development is in the prognosis of cancer with the emphasis on BUdR and with cancer treatment using its proprietary Liposome Products and the IL-13 chimeric protein. The Company is developing liposome encapsulated chemotherapeutic agents, including LED, LEP, LEVCR and LE-AON. Recently, the Company announced collaboration regarding IL-13 with the FDA and the NIH to develop these molecules as cancer therapeutic agents for a variety of indications. All of the drugs currently being developed by the Company will require approval by the FDA, and possibly other regulatory approvals, before they can be sold commercially in the United States. See "Government Regulation" below.

     The table below sets forth the Company's principal drugs under development, the primary indications for these drugs and the development status for each drug.


                      NEOPHARM DRUG DEVELOPMENT SUMMARY



PRODUCTS                   POTENTIAL CANCER INDICATION          CLINICAL STATUS
--------                   ---------------------------          ---------------
LIPOSOME PRODUCTS

LED                             Varied Indications              Phase I
LED                             Prostate                        Phase I
LED                             Kaposi's Sarcoma                Preclinical
LED                             Hematological                   Preclinical
LEVCR                           Hematological, Colon            Preclinical
LEP                             Breast, Ovary, Lung             Preclinical
LE-AON                          Lung, Head and Neck             Preclinical

IL-13 CHIMERIC PROTEIN          Renal Cell                      Preclinical
                                Glioblastoma                    Preclinical

BUdR PROGNOSTIC PRODUCT         Prognostic                      NDA Submitted



     There can be no assurance that any of the Company's products will receive necessary regulatory approvals, be successfully commercialized and achieve market acceptance, or that any products commercialized by the Company will not be rendered obsolete by other developments in the field of cancer treatment. In addition, continued development of the Company's products will require the Company to obtain additional sources of capital and there can be no assurance that such capital will be available when needed or on terms acceptable to the Company.

     Liposome Products. The Company's Liposome Products consist of spheres of subcellular size composed primarily of phospholids, certain of which are the primary components of living cell membranes, and can be made to contain and deliver drugs. This membrane encapsulation feature of liposomes enables the entrapped drug to be circulated in the bloodstream in higher concentrations for longer periods of time than the free drug. When certain drugs, including chemotherapeutic agents, are administered in conjunction with liposomes, they have been shown to produce fewer and less severe local and systemic side effects. Although liposomes have been investigated and used for many years as drug delivery systems, the difficulty in producing liposomes on a large scale, as well as the limited shelf life of many liposomes, have limited their use in clinical settings.

     The Company's LED is currently under two Phase I trials. The Company expects to start Phase II trials in hormone refractory prostate cancer patients during 1998. These Phase II trials will be conducted in several cancer centers in the United States. In addition, the Company is planning a multi-center Phase II trial of LED in breast cancer patients who have failed most of the chemotherapy protocols and to appreciate the capacity of LED in overcoming MDR in those patients. The Company has also completed preclinical studies on LEP and is in the process of conducting the preliminary work needed for product scale-up to start the clinical evaluation. It is expected that the Phase I trials of LED will start in the second quarter of 1998. See "Government Regulation", below.

     IL-13 Chimeric Protein. In October 1997, the Company entered into an exclusive worldwide licensing agreement with the FDA and the NIH to develop and commercialize a chimeric human protein known as "IL13-PE38QQR." This is the fusion of receptor-binding with a derivative of Pseudomonas exotoxin (PE38QQR). The Company also entered into a CRADA with the FDA for the clinical and commercial development of the IL-13 chimeric protein as an anticancer agent. See "Research and Development, Collaborative Relationships and Licenses" below.

     Extensive research by the scientists at FDA and NCI have demonstrated that some solid human tumors such as kidney cancer (renal cell carcinoma), brain cancer

(glioblastoma), Kaposi's sarcoma and breast carcinoma express high numbers of IL-13 receptors on their cell surfaces. These receptors sites become a specific target for the IL-13 chimeric protein for inducing cytotoxicity at nanogram concentration. On the other hand, normal organs of the body are shown to exhibit minimal receptors sites thereby sparing these organs from any toxic effect. The Company expects to scale up the production of this chimeric protein to complete preclinical studies in the second quarter of 1998 to be followed later in the year by Phase I clinical program in humans with renal cell carcinoma and glioblastoma.

     BUdR product. Clinical trials involving prognostic use of BUdR have indicated that the information regarding tumor cell behavior provided by BUdR can assist the oncologist in selecting appropriate therapeutic regimens for the patients and enable better monitoring of the effectiveness of the chosen therapy.

     In December 1996, the Company filed an NDA with the FDA for BUdR as a prognostic agent in the treatment of breast cancer. The Company's NDA as it relates to BUdR as a prognostic indication in the treatment of breast cancer was accepted for review by the FDA and was reviewed by the FDA's Oncology Advisory Committee ("ODAC") on December 19, 1997, at which time ODAC voted not to recommend this indication to the FDA for approval. Since the ODAC action, the Company has met with the FDA to respond to concerns raised by ODAC for the purpose of continuing to pursue FDA approval. Based on these discussions the Company is gathering additional data and reanalyzing the existing data in order to obtain the FDA's approval of the Company's NDA. The original NDA was filed in December, 1996. The application has already been extended once and the Company anticipates being notified on or after March 31, 1998 that the time for processing the original application has expired. In order for the Company to continue to pursue approval of its NDA for use of BUdR as a prognostic indicator, it will be necessary to submit additional information to support the NDA.

     In May 1997, the Company entered into a collaboration agreement with BioChem Therapeutics, Inc., the wholly owned subsidiary of BioChem Pharma, under which BioChem Pharma will develop, market and distribute BUdR in Canada after receipt of approval from the Canadian Health Protection Branch ("HPB") of BUdR for certain specific uses, the applications for which will be submitted by BioChem Pharma.

RESEARCH AND DEVELOPMENT, COLLABORATIVE RELATIONSHIPS AND LICENSES

     Research and Development. During the three year period ended December 31, 1997, the Company has expended the following amounts on research and development: $1,412,000 for the fiscal year ended December 31, 1997, $1,100,000 for the fiscal year ended December 31, 1996 and $1,069,000 for the fiscal year ended December 31, 1995. It is anticipated that additional research and development will be required beyond 1998 and will necessitate the Company's obtaining additional capital.

     Collaborative Relationships and Licenses. The Company has entered into a CRADA with the NCI, a CRADA with the FDA, a licensing agreement with the NIH and has licensed certain technology relating to its Liposome Products from Georgetown University. The principal terms of the foregoing agreements and the license are as follows:

     NCI CRADA. In 1992 the Company entered into a CRADA with the NCI. Under the terms of the NCI CRADA, the Company has exclusive right to the data generated with respect to BUdR and IUdR (Idoxuridine) by NCI for certain indications contained in the CRADA including tumors mestastic to the brain, astrocytomas, gastrointestinal cancers, colon cancer, pancreatic cancer, lung cancer, soft tissue sarcomas, head and neck cancer and leukemia. The CRADA provides that the Company may sponsor and help support clinical studies, pay for the cost of producing BUdR and IUdR used in clinical trials and, to the extent supported by clinical results, file appropriate NDAs with the FDA. By mutual agreement, the term of the CRADA has been extended through September 14, 1998, although the CRADA may be terminated by either party without cause upon 60 days notice; provided that in the event of such termination all clinical trials and protocols that have been scheduled, initiated, or otherwise included under the CRADA prior to the notification of termination are to be completed unless otherwise mutually agreed and all provisions of the CRADA would continue in effect for such clinical trials and protocols. Although BUdR and IUdR are not covered by patents or patent applications, the Company believes that its exclusive access to the clinical data collected by NCI and its investigators and its other rights under the CRADA represent a significant competitive advantage for the Company in the development and eventual commercialization of BUdR and IUdR. There can be no assurance that the CRADA will remain in effect or that the collaboration provided for in the CRADA will be successfully completed.

     FDA CRADA. The Company entered into a CRADA with the FDA in October 1997 covering IL-13. Pursuant to the CRADA, the Company has committed to commercialize the IL-13 chimeric protein product which it licensed from the NIH and FDA. The FDA has agreed to collaborate on the clinical development and commercialization of the licensed product.

     The Company is committed to pay $100,000 per year for the reasonable and necessary expenses incurred by the FDA in carrying out the FDA's responsibilities under the CRADA. The CRADA has a term of four years. During 1997, the Company expensed $100,000 on research and development costs. The term of the FDA CRADA runs to August 27, 1997.

     NIH Licensing Agreement. The Company has entered into an exclusive worldwide licensing agreement with the NIH and the FDA to develop and commercialize an IL-13 chimeric protein therapy. The NIH License required a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000, which increase to $25,000 after the first commercial sale. The license agreement also provides for milestone payments and royalties based on future product sales. The Company is required to pay the costs of filing and maintaining product patents on the licensed products.

     Georgetown University Agreements. The Company previously entered into license and sponsored research agreements with Georgetown University relating to LED, LEP, LEVCR and LE-AON. Under the agreements with Georgetown, and in return for the sponsorship of supportive research, the Company has exclusive licenses to manufacture and sell LED, LEP, LEVCR and LE-AON. The Company will also be obligated to pay Georgetown royalties on commercial sales of the Liposome Products. In addition, the Company will be obligated to make certain advance royalty payments to Georgetown, which payments will be credited against future royalties payable under the Company's agreements with Georgetown. The licenses are generally not terminable by Georgetown, except in the event of a default by the Company. Any such default and resulting termination of the licenses would be materially adverse to the Company's liposome program, could require curtailment or termination of such program and could therefore have a material adverse effect on the Company's business, financial condition and results of operations. Dr. Aquilur Rahman, Chief Scientific Officer of the Company, is an Adjunct Professor of Radiology at Georgetown.

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

     In May 1997, Neopharm entered into a collaboration agreement with BioChem Pharma, under which BioChem Pharma will develop, market and distribute BUdR in Canada after receipt of approval from the Canadian Health Protection Branch ("HPB")
of BUdR for certain specific uses, the applications for which will be submitted by BioChem Pharma. The Company intends to continue to seek collaborative agreements with other companies to market its products elsewhere in the world.

     The marketing and sale of the Company's BUdR product will be subject to certain requirements imposed pursuant to the CRADA. These include requirements that the products not be sold at prices that may be deemed to be excessive.

MANUFACTURING

     The Company does not intend to acquire or establish its own dedicated manufacturing facilities for the foreseeable future. Rather, the Company's manufacturing strategy will be to develop manufacturing relationships with established pharmaceutical manufacturers for production of BUdR, its Liposome Products and the IL-13 chimeric protein.

     There are a number of FDA approved suppliers of raw materials used in the Company's products in existence. There are also a number of facilities with FDA Good Manufacturing Practice approval for contract manufacturing of the Company's proposed products. The Company has a source for the manufacture of BUdR and is in the process of arranging for sources for the manufacture of certain of its planned Liposome Products and the IL-13 chimeric protein. The Company believes that, in the event of the termination of its existing sources for product supplies and manufacture, the Company will be able to enter into agreements with other suppliers and/or manufacturers on similar terms. There can be no assurance that there will be manufacturing capacity available to the Company at the time the Company is ready to manufacture its products.

PATENTS AND PROPRIETARY RIGHTS

     It will be the Company's policy to, where possible, file patent applications to protect technology, inventions and improvements that are important to the development of its business. Under its agreements with Georgetown University, the Company has licensed rights to five United States patents and one pending United States patent application relating to its Liposome Products under development. Under its agreements with the NIH, the Company has licensed rights to one United States patent relating to the IL-13 chimeric protein under development. BUdR is not currently the subject of patents or patent applications, and the Company does not expect to obtain patent protection for its BUdR product. The Company's principal advantage with respect to the development and planned commercialization of BUdR is its exclusive access under the CRADA to NCI's clinical data regarding the compound.

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

     In late 1992, legislation imposing FDA user fees on drug manufacturers was enacted. Such fees will be required for each commercial marketing drug application submitted by the Company for FDA approval, and annual product and establishment fees will also be imposed upon approval. The revenues raised from these fees are earmarked specifically to increase the resources of the FDA, and by doing so, to increase the speed with which the FDA reviews and approves drug marketing applications. Currently, the user fee for an NDA is approximately $260,000, and the statute provides for periodic fee increases. The statute currently provides small companies (defined as companies with less than 500 employees that are not marketing a prescription drug product) with a reduction in the initial application fee and contains limited provisions for fee waivers. During 1996, the Company was granted a waiver of the user fee required with the filing of the NDA for BUdR.

     Waxman-Hatch Act. The Drug Price Competition and Patent Restoration Act of 1984, also known as the Waxman-Hatch Act, contains provisions pertaining to marketing exclusivity from generic competition for most non-biological drugs and patent restoration for most pharmaceutical products. These patent provisions will not be applicable to BUdR because the compound is not patented. A five-year marketing exclusivity period is provided for new chemical entities, and a three-year marketing exclusivity period is provided for approved drugs for which new clinical investigations are essential to the receipt of FDA approval to market the product. For purposes of the Waxman-Hatch Act, a new chemical entity is defined as a drug product that contains an active moiety not previously approved by the FDA for marketing. Accordingly, the Company believes that BUdR would qualify as a new chemical entity under the Waxman-Hatch Act. If the Company were to obtain FDA approval to market BUdR, for a period of five years after such approval, no company could copy the approved product and obtain approval of a competitive version. The five year exclusivity period would not prevent a competitive product from being marketed based upon new preclinical and clinical studies conducted by the competitor. In the event that the Company receives approval of an NDA for BUdR, there can be no assurance that the Company would receive any or all of the benefits provided by the Waxman-Hatch Act as currently in effect.

     Orphan Drug Act. Under the Orphan Drug Act, the FDA may designate drug products as orphan drugs if there is no reasonable expectation of recovery of the costs of research and development from sales in the United States or if such drugs are intended to treat a rare disease or condition, which is defined as a disease or condition that affects less than 200,000 persons in the United States. If certain conditions are met, designation as an orphan drug confers upon the sponsor marketing exclusivity for seven years following FDA approval of the product, meaning that the FDA cannot approve another version of the "same" product for the same use during such seven year period. The market exclusivity provision does not, however, prevent the FDA from approving a different orphan drug for the same use or the same orphan drug for a different use. Although the Company received letters from the FDA stating that BUdR qualifies for orphan drug designation as a radiation sensitizer in the treatment of primary brain tumors, there is no assurance that any of the Company's products will ultimately receive orphan drug designation or approval, or that the benefits currently provided by such designations or approvals will not hereafter be amended or eliminated. The Orphan Drug Act has been controversial, and many legislative proposals have from time to time been introduced in Congress to modify various aspects of the Orphan Drug Act, particularly the market exclusivity provisions. There can be no assurance that new legislation will not be introduced in the future that may adversely impact the availability or attractiveness of orphan drug status for any of the Company's products.

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

     Because BUdR is not covered by patents or patent applications, the Company's exclusive access to the clinical data collected by NCI and its investigators and its other rights under the CRADA represent the principal competitive advantage for the Company in the development and eventual commercialization of BUdR. The NCI may publish summary data from the clinical trials under the CRADA in its annual reports, which do not include individual patient data. Furthermore, the collaborative nature of the Company's relationship with the NCI is of significant importance for conduct of clinical trials and to assist the Company in gaining acceptance of its products among oncologists. During 1996, the Company received notice that BUdR has been designated an orphan drug by the FDA for use in the treatment of malignant gliomas. Upon approval by the FDA the Company will receive seven years of marketing exclusivity.

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

HUMAN RESOURCES

     As of March 16, 1998, the Company had three full time employees, and one part-time employee. The Company currently has consulting agreements with eight consultants. None of the Company's consultants are represented by a collective bargaining arrangement, and the Company believes its relationship with its consultants is satisfactory. The Company intends to continue to retain consultants and to add personnel in as the business strategy is implemented.

SCIENTIFIC ADVISORY BOARD

     The Company has assembled a six-member Scientific Advisory Board. The members of the Scientific Advisory Board together provide expertise in areas of scientific and medical interest to the Company. The Company has entered into agreements with the Scientific Advisors providing that all inventions made by the Advisors when working for the Company will belong to the Company; however, most of the members of the Company's Scientific Advisory Board are employed on a full-time basis by academic or research institutions. The members of the Scientific Advisory Board are permitted to share information among themselves regarding the projects that they are working on with the Company. As of March 16, 1998, the Company had granted options to acquire an aggregate of 63,324 shares its Common Stock to members of the Scientific Advisory Board, and pays a retainer to compensate its Scientific Advisory Board members.

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

     Uncertain Ability to Protect Patents and Proprietary Information. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on patent and trade secret protection for new technologies, products and processes. BUdR however, is not currently the subject of patents or patent applications, and the Company does not expect to obtain patent protection for its BUdR product. The lack of patent protection could have a material adverse effect on the Company's operations. The Company has obtained licenses to six United States patents and one United States patent application. These patents and patent applications relate primarily to the Company's proposed Liposome Products and the IL-13 chimeric protein. No assurance can be given that any patents under pending applications or any future patent applications will be issued. Furthermore, there can be no assurance that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents that may be issued will be held valid if subsequently challenged or that others, including competitors or current or former employers of the Company's employees, advisors and consultants, will not claim rights in or ownership to the patents and other proprietary rights held by the Company. In addition, there can be no assurance that others will not independently, develop substantially equivalent proprietary information or otherwise obtain access to the Company's know-how or that others may not be issued patents that may require licensing and the payment of significant fees or royalties by the Company for the pursuit of its proposed business. The Company also relies on trade secrets, know-how and technological advantage to maintain its competitive position. Although the Company uses confidentiality agreements and employee proprietary information and invention assignment agreements to protect its trade secrets and other unpatented know-how, these agreements may be breached by the party thereto or may otherwise be of limited effectiveness or enforceability.

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

                             ITEM 2. PROPERTIES

     The Company's administrative offices are located in approximately 4,000 square feet of subleased office space in Bannockburn, Illinois. This subleased space is provided to the Company by OptionCare, Inc, an affiliate of the Company's Chairman and principal shareholder, John N. Kapoor. Until moving to the Bannockburn location in November of 1997, the Company occupied office space in Lake Forest, Illinois. This space was provided as part of a consulting agreement with EJ Financial. (See Note 7 - "Transactions with Related Parties" in Notes to Financial Statements)

                          ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any litigation or other legal proceedings.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

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

                                                High               Low
                                                ------------------------
     1996  (January 25 - December 31)
         First Quarter                          5 15/16           2 1/4
         Second Quarter                         8 1/2             5 3/4
         Third Quarter                          7 3/4             5 3/4
         Fourth Quarter                         10 1/2            6

                                                High               Low
                                                ------------------------
     1997
         First Quarter                          9 5/8             6 3/8
         Second Quarter                         7 1/2             3 1/16
         Third Quarter                          5 1/2             3 5/8
         Fourth Quarter                         9                 3 3/4



     As of March 16, 1998, there were 63 holders of record of the Common Stock, and the Company estimates that as of such date there were more than 400 beneficial holders of the Common Stock. The Company has never paid a cash dividend on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and other factors deemed relevant by the Board of Directors.

                       ITEM 6. SELECTED FINANCIAL DATA


                                                                                             JUNE 15,1990
                                               YEAR ENDED DECEMBER 31,                      (INCEPTION) TO
                                               -----------------------                        DECEMBER 31,
                                   1993          1994        1995          1996            1997          1997
                                   ----          ----        ----          ----            ----          ----
Statement of Operations
 Data:

Revenues                       $       --   $        --   $        --   $        --    $   550,000    $   550,000

Operating expenses:
Research and
 development                      232,736       813,761     1,068,683     1,099,631      1,411,692      5,474,531
General and
 administrative                   174,598       107,286       244,901       956,924      1,370,486      3,146,852
                               ----------   -----------   -----------   -----------    -----------    -----------
Loss from operations             (407,334)     (921,047)   (1,313,584)   (2,056,555)    (2,232,178)    (8,071,383)

Interest income                $       --   $        --   $        --   $   238,275    $   210,501    $   448,776
Interest expense                  (85,089)     (162,620)     (356,043)      (47,365)            --       (735,606)
                               ----------   -----------   -----------   -----------    -----------    -----------
Interest income
 (expense) - net                  (85,089)     (162,620)     (356,043)      190,910        210,501       (286,830)
                               ----------   -----------   -----------   -----------    -----------    -----------
Net loss                       $ (492,423)  $(1,083,667)  $(1,669,627)  $(1,865,645)   $(2,021,677)   $(8,358,213)
                               ==========   ===========   ===========   ===========    ===========    ===========

                                                          DECEMBER 31,
                                                          ------------
                                  1993          1994          1995          1996          1997
                                  ----          ----          ----          ----          ----
Balance Sheet Data:
Cash                          $     3,514   $     9,205   $       671    $ 4,479,041   $ 2,776,697
Working capital
 (deficit)                       (768,423)   (2,137,037)   (4,553,057)     4,013,010     2,348,904
Total assets                       13,175       112,988       495,891      4,492,208     2,854,499
Line of credit with
 bank                                  --       656,452     2,007,652             --            --
Loan payable to
 principal
 stockholder                    1,312,568     1,500,000     1,500,000             --            --
Deficit accumulated
 during the
 development stage             (1,717,597)   (2,801,264)           --     (1,865,645)   (3,887,322)
Total stockholders'
 equity (deficit)              (1,628,355)   (2,691,773)   (4,361,392)     4,026,177     2,374,072


          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since the Company's inception in June 1990, NeoPharm has devoted its resources primarily to fund research and product development programs. The Company has been unprofitable since inception, has had no revenues from the sale of products. The Company expects to continue to incur losses as it expands its research and development activities and sponsorship of clinical trials. As of December 31, 1997, the Company's accumulated deficit was approximately $3.9 million.

RESULTS OF OPERATIONS

Years Ended December 31, 1997, 1996 and 1995

     The Company had no operating revenues during the three fiscal years ended December 31, 1997 except for a $550,000 payment received from BioChem Pharma in 1997 as part of a licensing and distribution agreement. Interest income for 1997 totaled $210,501. The Company completed its initial public offering in January 1996. Cash in excess of funds needed to retire debt, pay for issuance costs or pay outstanding payables was invested in short term investments.

     The Company incurred research and development expenses of approximately $1,412,000 in 1997 as compared to approximately $1,100,000 in 1996 and $1,069,000 in 1995. The increase in 1997 research and development expenses is primarily due to the initiation of studies related to the Company's Liposome Products. 1997, 1996 and 1995 expenses include payments made by the Company to Georgetown and the NCI pursuant to the Company's license and sponsored research agreements with Georgetown and its CRADA with the NCI. The Company expects research and development spending to increase over the next several years. See "Item 1- Business - Collaborative Relationships, Licenses and Commercialization Strategy."

     General and administrative expenses increased to approximately $1,370,000 in 1997 from approximately $957,000 in 1996. The increase was primarily the result of increased costs related to corporate public filings, increased personnel costs, compensation expense related to non-employee stock options and executive relocation expenses. General and administrative expenses for 1996 compared to 1995 increased approximately $712,000. Prior to 1996, the Company did not have any compensation expense nor did it need to incur the costs related to operating as a public company. Following the initial public offering, the Company began compensating personnel and retaining professional service firms to assist with general corporate activities and reporting requirements.

     Interest expense decreased to zero in 1997 from approximately $47,000 in 1996 as a result of the initial public offering completed in January of 1996. Proceeds from the offering were used to retire both the debt owed to the principal shareholder and the line of credit provided by Harris Bank and Trust N.A. The principal stockholder converted the principal of and accrued interest on the loan into shares of Common Stock and Warrants at the initial public offering price. Interest expense totaled approximately $356,000 in 1995. The proceeds of borrowings were used to fund the Company's operations during the period from 1994 to 1996. See "Item 13-Certain Relationships and Related Transactions" and Note 3 of Notes to the Financial Statements.

Inception to December 31, 1997

     The Company was taxed as an S Corporation from inception through October 11, 1995 when the S Corporation status was voluntarily terminated. Because the Company was taxed as an S Corporation, all of its net losses from inception through October 11, 1995 were passed through to its stockholders. Accordingly, the Company did not accumulate operating loss carryforwards prior to October 11, 1995. The deficit accumulated while under S Corporation status was reclassified to Additional Paid-In Capital in 1995. The Company has begun accruing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company has approximately $2.8 million dollars in cash and cash equivalents and net working capital of approximately $2.3 million. Up until the initial public offering in January of 1996, the Company funded operations through borrowings from its principal stockholder and through a bank line of credit, which was guaranteed by the Company's principal stockholder. At December 31, 1995, the Company had an outstanding principal balance of approximately $3.5 million under its debt financing arrangements. Of this amount, $1.5 million consisted of borrowings from the Company's principal stockholder and the remainder consisted of borrowings under the Company's bank line of credit. Borrowings from the stockholder loan bore interest at a rate equal to the lesser of 10% or the prime rate of Northern Trust Bank. Principal payments not paid when due were subject to additional interest at the rate of 15%. Approximately $193,000 of additional interest was accrued through December 31, 1995. Borrowings under the bank line of credit accrued interest at the prime rate of Harris Bank & Trust N.A. As noted above, the Company retired both of these debts in January of 1996.

     The Company's assets at December 31, 1997 decreased to approximately $2,854,000 from $4,492,000 at December 31, 1996, principally due to the net loss from operations.

     The Company's liabilities at December 31, 1997 increased to approximately $480,000 from approximately $466,000 at December 31, 1996.

     The Company expects its cash requirements to increase significantly in future periods. Under the NCI CRADA the Company is committed to pay NCI clinical trial costs of $120,000 per year as well as the cost to supply the BUdR and IUdR to be used in clinical trials. The Company may incur additional costs in supporting its agreements with NCI, as well as the continuation of its own research and development efforts. In the future, the Company will require funds for building a sales and marketing organization and development of distribution channels.

     Based on its currently planned research and product development programs, the Company anticipates that the remaining net proceeds (approximately $2.8 million at December 31, 1997) of the initial public offering and interest income earned thereon will be adequate to satisfy its capital and operational requirements at least through 1998. The net proceeds from the initial public offering were $8,585,438, including exercise of the Underwriters' over-allotment option. The Company's cash requirements may vary materially from those now planned because of results of research and development, results of clinical testing, relationships with possible strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA regulatory process and other factors.

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

THE YEAR 2000 ISSUE

     The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company has conducted a review of its computer systems and has determined that it will not be materially impacted by the Year 2000 issues.


              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Financial Statements and Supplementary Data are incorporated herein by reference to the Company's Financial Statements included as Exhibit 1. The information is contained as follows:

                                                                          Page
Report of Arthur Andersen LLP, Independent Public Accountants              26
Balance Sheets                                                             27
Statements of Operations                                                   28
Statements of Stockholders' Equity (Deficit)                               29
Statements of Cash Flows                                                   31
Notes to Financial Statements                                              33




   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                            FINANCIAL DISCLOSURES

     None.

                                   PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The directors and executive officers of the Company are as follows:

                                                                                   POSITION
NAME                            AGE             POSITION                          HELD SINCE
----                            ---             --------                          ----------
John N. Kapoor, Ph.D.(2)        54    Director, Chairman of the Board                1990
Aquilur Rahman, Ph.D.           55    Director, Chief Scientific Officer             1990
Anatoly Dritschilo, M.D.(1)(2)  53    Director                                       1990
James M. Hussey (3)             38    President, Chief Executive Officer, and        1998
                                      Director
Erick E. Hanson(1)              51    Director                                       1997
Mahendra G. Shah, Ph.D.         53    Vice President, Corporate and Business         1991
                                      Development
David E. Riggs                  46    Chief Financial Officer                        1995


(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

(3) Mr. Hussey assumed the positions of President, Chief Executive Officer and Director of the Company on March 16, 1998. He replaced Dr. William C. Govier who served as President, Chief Executive Officer and Director of the Company until retiring on January 16, 1998.

     All directors hold office until the next annual meeting of the stockholders and until their successors are duly elected. Officers are appointed to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

     John N. Kapoor, Ph.D., Chairman of the Board of Directors, has been a director of the Company since July 1990. Prior to forming the Company, Dr. Kapoor formed EJ Financial Enterprises, Inc., a health care consulting and investment company, in March 1990, of which Dr. Kapoor is currently President. Dr. Kapoor is presently Chairman of Option Care, Inc., a provider of home healthcare services; Chairman of Unimed Pharmaceuticals, Inc., a developer and marketer of pharmaceuticals for cancer, endocrine disorders and infectious diseases; and Chairman of Akorn, Inc., a manufacturer, distributor, and marketer of generic ophthalmic products. Dr. Kapoor received his Ph.D. in medicinal chemistry from the State University of New York in 1970 and a B.S. in pharmacy from Bombay University in India.

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

     James M. Hussey joined the Company in March 1998 as its President, Chief Executive Officer, and a member of the Board of Directors. Mr. Hussey was previously the Chief Executive Officer of Physicians Quality Care, a managed care organization. Previous to that, Mr. Hussey held several positions with Bristol-Myers Squibb from

1986 to 1994, most recently as the General Manager Midwest Integrated Regional Business Unit. Mr. Hussey received a B.S. from the College of Pharmacy at Butler University and an M.B.A. from the University of Illinois.

     Erick E. Hanson, joined the Company as a Director in April 1997. Since April 1995, Mr. Hanson has been associated with OptionCare, Inc., a provider of home healthcare services where he currently holds the positions of Director, President and Chief Executive Office. Prior to joining OptionCare, Inc. Mr. Hanson held a variety of positions with Caremark, Inc., including from 1991-1995, Vice President Sales and Marketing. Mr. Hanson served as President and Chief Operating Officer of Clinical Partners, Inc. in Boston, MA, from 1989-1991 and prior to 1989 was associated with Blue Cross and Blue Shield of Indiana for over twenty years. Mr. Hanson presently serves on the Board of Directors for Condell Medical Centers.

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

                       ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions "Executive Compensation", "Compensation of Directors", "Election of Directors - Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission (the "commission") within 120 days of the Company's fiscal year ended December 31, 1997.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1997.

           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1997.

                                   PART IV

             ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Exhibits

3.1  Certificate of Incorporation, as amended filed with the Commission as
     Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No.
     33-90516), is incorporated by reference.

3.2  Bylaws of the Registrant, as amended filed with the Commission as Exhibit
     3.2 to the Company's Registration Statement on Form S-1 (File No. 33-
     90516), is incorporated by reference.

4.1  Specimen Common Stock Certificate filed with the Commission as Exhibit
     4.1 to the Company's Registration Statement on Form S-1 (File No. 33-
     90516), is incorporated by reference.

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

10.11 Option Agreement, dated as of August 13, 1996, between the Company and
      John N. Kapoor and Anatoly Dritschilo, incorporated by reference to
      Exhibit 10.11 of the Company's report on Form 10-K for the fiscal year ended December 31, 1996.

10.12 Cooperative Research and Development Agreement between the Company and the Food and Drug Administration dated August 27, 1997.

10.13 License Agreement between the Company and the National Institute of
      Health dated September 23, 1997.

10.14 Employment agreement between James M. Hussey and the Company dated March
      16, 1998.

11.1  Calculation of Earnings Per Share.

27    Financial Data Schedule


------------

(b)  Financial Statements

      (1)  Financial Statements

      The financial statements filed as part of this Registration Statement are listed in the Index to Financial Statements of the Company on Page 28.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 25TH DAY OF APRIL, 1996.

                                      NEOPHARM, INC.


                                      By: /s/ JAMES M. HUSSEY
                                          -----------------------------
                                          James M. Hussey,
                                          President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


       SIGNATURE                    TITLE                     DATE
       ---------                    -----                     ----
/s/ JOHN N. KAPOOR        Director, Chairman of the       March 26, 1998
------------------------  Board
      John N. Kapoor

/s/ AQUILUR RAHMAN        Director, Chief                 March 26, 1998
------------------------  Scientific Officer
      Aquilur Rahman

/s/ ANATOLY DRITSCHILO    Director                        March 26, 1998
------------------------
      Anatoly Dritschilo

/s/ JAMES M. HUSSEY       Director, President, and        March 26, 1998
------------------------  Chief Executive Officer
      James M. Hussey     (Principal Executive
                          Officer)

/s/ ERICK E. HANSON       Director                        March 26, 1998
------------------------
      Erick E. Hanson

/s/ DAVID E. RIGGS        Chief Financial Officer         March 26, 1998
------------------------  (Principal Financial
      David E. Riggs      Officer and Principal
                          Accounting Officer)


                        INDEX TO FINANCIAL STATEMENTS

                                NEOPHARM, INC.
              (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                                                                          PAGE
                                                                          ----
Report of Arthur Andersen LLP, Independent Public Accountants              26
Balance Sheets                                                             27
Statements of Operations                                                   28
Statements of Stockholders' Equity (Deficit)                               29
Statements of Cash Flows                                                   31
Notes to Financial Statements                                              33


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Stockholders of NeoPharm, Inc.:

     We have audited the accompanying balance sheets of NeoPharm, Inc. (a Delaware corporation in the development stage) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (June 15, 1990) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoPharm, Inc. as of December 31, 1996 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (June 15, 1990) to December 31, 1997, in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

Chicago, Illinois
March 2, 1998

                               NEOPHARM, INC.
              (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                               BALANCE SHEETS

                                                           DECEMBER 31,
                                                           ------------
                                                        1996         1997
                                                        ----         ----
ASSETS

Current assets:
 Cash and Cash Equivalents                          $ 4,479,041    $ 2,776,697
 Notes Receivable - Shareholder                              --         52,634
                                                    -----------    -----------
       Total current assets                           4,479,041      2,829,331

Equipment and Furniture:
 Equipment                                               27,007         32,492
 Furniture                                               12,988         26,231
 Less accumulated depreciation                          (26,828)       (33,555)
                                                    -----------    -----------
       Total equipment and furniture, net                13,167         25,168
                                                    -----------    -----------
       Total assets                                 $ 4,492,208    $ 2,854,499
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Obligations under research agreements                  80,000        150,000
  Due to related parties                                 43,239             --
  Accounts payable                                      232,792        275,427
  Accrued compensation                                  110,000         55,000
                                                    -----------    -----------
       Total current liabilities                        466,031        480,427
                                                    -----------    -----------

Commitments and contingencies (Notes 6 and 7)                --             --

Stockholders' equity:
 Common stock, $.0002145 par value;
  15,000,000 shares authorized:
  8,130,268 and 8,195,810 shares issued
  and outstanding as of December 31,
  1996 and 1997, respectively                             1,744          1,758
 Additional paid-in capital                           5,890,078      6,259,636
 Deficit accumulated during the
  development stage                                  (1,865,645)    (3,887,322)
                                                    -----------    -----------
       Total stockholders' equity                     4,026,177      2,374,072
                                                    -----------    -----------
       Total liabilities and stockholders'
        equity                                      $ 4,492,208    $ 2,854,499
                                                    ===========    ===========



    The accompanying notes are an integral part of these balance sheets.

                               NEOPHARM, INC.
              (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                          STATEMENTS OF OPERATIONS

                                                                              INCEPTION
                                                                           (JUNE 15, 1990)
                                            FOR THE YEARS ENDED                THROUGH
                                                DECEMBER 31,                 DECEMBER 31,
                                                ------------
                                      1995         1996           1997          1997
                                      ----         ----           ----          ----
Revenues                         $         --  $         --  $    550,000  $       550,000

Expenses:
Research and development            1,068,683     1,099,631     1,411,692        5,474,531
General and administrative            244,901       956,924     1,370,486        3,146,852
                                 ------------  ------------  ------------  ---------------
 Total Expenses                     1,313,584     2,056,555     2,782,178        8,621,383

         Loss from Operations      (1,313,584)   (2,056,555)   (2,232,178)      (8,071,383)

Interest income                            --       238,275       210,501          448,776
Interest expense                     (356,043)      (47,365)            --        (735,606)
                                 ------------  ------------  ------------  ---------------
 Interest income(expense) - net      (356,043)      190,910       210,501         (286,830)

Net loss                         $ (1,669,627) $ (1,865,645) $ (2,021,677) $    (8,358,213)
                                 ============  ============  ============  ===============

Net loss per share               $       (.36) $       (.24) $       (.25)
                                 ============  ============  ============
Weighted average shares used in
 computing net loss per share       4,698,446     7,803,412     8,146,746
                                 ============  ============  ============



 The accompanying notes are an integral part of these financial statements.

                                NEOPHARM, INC.
              (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD FROM INCEPTION (JUNE 15, 1990)
                          THROUGH DECEMBER 31, 1997

                                                                      DEFICIT
                                      COMMON STOCK                  ACCUMULATED      TOTAL
                                      ------------     ADDITIONAL     DURING     STOCKHOLDERS'
                                                PAR      PAID-IN    DEVELOPMENT     EQUITY
                                      SHARES   VALUE     CAPITAL       STAGE       (DEFICIT)
                                      ------   -----     -------       -----       ---------
Balance at inception, June 15,
 1990                                      --  $   --  $        --  $        --  $          --
Initial issuance of stock for
 cash on June 21, 1990
 ($.0002145 per share)              3,263,888     700           --           --            700
Services contributed to Company
 by related party                          --      --       13,542           --         13,542
Net loss                                   --      --           --     (188,441)      (188,441)
                                    ---------  ------  -----------  -----------  -------------

Balance at December 31, 1990        3,263,888     700       13,542     (188,441)      (174,199)
                                    ---------  ------  -----------  -----------  -------------
Services contributed to Company
 by related party                          --      --       25,000           --         25,000
Net loss                                   --      --           --     (468,771)      (468,771)
                                    ---------  ------  -----------  -----------  -------------
Balance at December 31, 1991        3,263,888     700       38,542     (657,212)      (617,970)
                                    ---------  ------  -----------  -----------  -------------
Services contributed to Company
 by related party                          --      --       25,000           --         25,000
Net loss                                   --      --           --     (567,962)      (567,962)
                                    ---------  ------  -----------  -----------  -------------
Balance at December 31, 1992        3,263,888     700       63,542   (1,225,174)    (1,160,932)
                                    ---------  ------  -----------  -----------  -------------
Services contributed to Company
 by related party                          --      --       25,000           --         25,000
Net loss                                   --      --           --     (492,423)      (492,423)
                                    ---------  ------  -----------  -----------  -------------
Balance at December 31, 1993        3,263,888     700       88,542   (1,717,597)    (1,628,355)
                                    ---------  ------  -----------  -----------  -------------
Issuance of stock pursuant to
 exercise of stock options          1,398,810     300        7,449           --          7,749
Services contributed to Company
 by related party                          --      --       12,500           --         12,500
Net loss                                   --      --           --   (1,083,667)    (1,083,667)
                                    ---------  ------  -----------  -----------  -------------
Balance at December 31, 1994        4,662,698   1,000      108,491   (2,801,264)    (2,691,773)
                                    ---------  ------  -----------  -----------  -------------
Issuance of stock pursuant to
 exercise of stock options             37,302       8           --           --              8
Net loss                                   --      --           --   (1,669,627)    (1,669,627)
Reclassification of the
 deficit accumulated as
 the result of the termination
 of the Company's S Corporation
 status                                    --      --   (4,470,891)   4,470,891             --
                                    ---------  ------  -----------  -----------  -------------
Balance at December 31, 1995        4,700,000   1,008   (4,362,400)          --     (4,361,392)
                                    ---------  ------  -----------  -----------  -------------


  The accompanying notes are an integral part of these financial statements.

                                NEOPHARM, INC.
              (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIOD FROM INCEPTION (JUNE 15, 1990)
                          THROUGH DECEMBER 31, 1997

                                 (CONTINUED)

                                                                      DEFICIT
                                      COMMON STOCK                  ACCUMULATED      TOTAL
                                      ------------     ADDITIONAL     DURING     STOCKHOLDERS'
                                                PAR      PAID-IN    DEVELOPMENT     EQUITY
                                      SHARES   VALUE     CAPITAL       STAGE       (DEFICIT)
                                      ------   -----     -------       -----       ---------
Balance at December 31, 1995        4,700,000   1,008   (4,362,400)          --     (4,361,392)
                                    ---------  ------  -----------  -----------  -------------
Conversion of interest and
 loan payable to principal
 stockholder into common
 stock ($3.525 per share)             574,008     123    2,023,262           --      2,023,385
Issuance of stock pursuant to the
 Company's public offering net
 of costs incurred                  2,772,260     595    7,896,521           --      7,897,116
Issuance of stock pursuant to
 exercise of stock options             84,000      18      259,304           --        259,322
Net Loss                                   --      --           --   (1,865,645)    (1,865,645)
Issuance of options
 to non-employees                          --      --       73,391           --         73,391
                                    ---------  ------  -----------  -----------  -------------
Balance at December 31, 1996        8,130,268  $1,744  $ 5,890,078  $(1,865,645) $   4,026,177
                                    =========  ======  ===========  ===========  =============
Issuance of stock pursuant to
 exercise of stock options             55,542      12      175,166           --        175,178
Issuance of stock pursuant to
 Restricted stock grants               10,000       2       48,748           --         48,750
Net Loss                                   --      --           --   (2,021,677)    (2,021,677)
Issuance of options
 to non-employees                          --      --      145,644           --        145,644
                                    ---------  ------  -----------  -----------  -------------
Balance at December 31, 1997        8,195,810  $1,758  $ 6,259,636  $(3,887,322) $   2,374,072
                                    =========  ======  ===========  ===========  =============


  The accompanying notes are an integral part of these financial statements.

                                NEOPHARM, INC.
              (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                           STATEMENTS OF CASH FLOWS

                                                                                               INCEPTION
                                                            FOR THE YEARS ENDED              (JUNE 15,1990)
                                                               DECEMBER 31,                     THROUGH
                                                               ------------                   DECEMBER 31,
                                                   1995             1996          1997           1997
                                                   ----             ----          ----           ----
Cash flows used in operating activities:
Net loss                                      $ (1,669,627)    $ (1,865,645)  $(2,021,677)   $ (8,358,213)
Adjustments to reconcile net loss to net
 cash used by operating activities:
Depreciation and amortization                        6,892            6,279         6,727          45,354
Gain on disposal of equipment                           --               --            --            (408)
Services contributed (non-cash)
 by related party                                       --               --            --         101,042
Interest payable to principal
 shareholder converted to stock                         --          523,385            --         523,385
Compensation expense from non-employee
 stock options                                          --           73,391       145,644         219,035
Restricted stock grants in lieu
 of cash compensation                                   --               --        48,750          48,750
Changes in operating assets and liabilities:
Other assets                                            --               --       (52,634)        (63,734)
Accounts payable and accrued liabilities           701,322         (883,600)       14,396         480,427
                                              ------------     ------------   -----------    ------------
     Net cash and cash equivalents used
      in operating activities                     (961,413)      (2,146,190)   (1,858,794)     (7,004,362)
                                              ------------     ------------   -----------    ------------
Cash flows used in investing activities:
Purchase of equipment and furniture                   (583)         (10,663)      (18,728)        (59,825)
Proceeds from disposal of equipment                     --               --            --             810
                                              ------------     ------------   -----------    ------------
     Net cash and cash equivalents used
      in investing activities                         (583)         (10,663)      (18,728)        (59,015)
                                              ------------     ------------   -----------    ------------
Cash flows from financing activities:
Proceeds from loan payable to
 principal stockholder                                  --               --            --       1,500,000
Advance on line of credit                        1,351,200          107,000            --       2,114,652
Reduction in line of credit                             --       (2,114,652)           --      (2,114,652)
Costs incurred related to the
 initial public offering                          (397,746)        (201,885)           --        (688,321)
Proceeds from initial public offering                   --        8,585,438            --       8,585,438
Proceeds from issuance of common stock                   8          259,322       175,178         442,957
                                              ------------     ------------   -----------    ------------
     Net cash and cash equivalents
      provided by financing activities             953,462        6,635,223       175,178       9,840,074
                                              ------------     ------------   -----------    ------------
Net increase (decrease) in cash                     (8,534)       4,478,370    (1,702,344)      2,776,697
Cash and cash equivalents,
 beginning of period                                 9,205              671     4,479,041              --
                                              ------------     ------------   -----------    ------------
Cash and cash equivalents, end of period      $        671     $  4,479,041   $ 2,776,697    $  2,776,697
                                              ============     ============   ===========    ============

Supplemental disclosure of cash paid for:
Interest                                      $    113,846     $     84,585   $        --    $    212,222
Income taxes                                            --               --            --              --




  The accompanying notes are an integral part of these financial statements.

                                NEOPHARM, INC.
              (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                           STATEMENTS OF CASH FLOWS

                                 (CONTINUED)


Supplemental disclosure of non-cash transactions:

In 1996, the Company converted the $1,500,000 loan and $523,385 of accrued interest expense owed to the principal shareholder into 574,008 shares of common stock and 143,502 warrants to purchase common stock. The loan and accrued interest were converted at the initial public offering price

In 1997, two consultants to the company each received 5,000 shares of restricted common stock as compensation. These grants were valued at the closing price of the traded common shares on the date of the grants.



  The accompanying notes are an integral part of these financial statements.

                                NEOPHARM, INC.
              (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

1. ORGANIZATION AND BUSINESS:

     NeoPharm, Inc. (the "Company"), a Delaware corporation in the development stage, was incorporated on June 15, 1990, under the name of OncoMed, Inc. In March 1995, the Company changed its name to NeoPharm, Inc. The Company is developing products to provide therapeutic and prognostic benefits in the treatment of various forms of cancer. The Company has one product which is the subject of a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI"), a unit of the National Institutes of Health ("NIH") and a product, licensed from the NIH, that is the subject of a CRADA with the Food and Drug Administration ("FDA"). The Company also has rights to products developed under license and sponsored research agreements with Georgetown University ("Georgetown").

     The Company is in the development stage which requires substantial capital for research, product development and market development activities. The Company has not yet initiated marketing of a commercial product. The Company has filed one New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA") for BUdR (Broxuridine) in a prognostic application. This and other proposed products will require clinical testing, regulatory approval and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to obtain additional working capital to develop, manufacture and market its products and, ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be able to obtain necessary financing or regulatory approvals to be able to successfully develop, manufacture and market its products, or attain successful future operations. Insufficient funds could require the Company to delay, scale back or eliminate one or more of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop without relinquishing its rights thereto. Accordingly, the predictability of the Company's future success is uncertain.

     The Company's rights to its products are subject to the terms of its agreements with NCI, NIH, FDA and Georgetown. Termination of any, or all, of these agreements would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, uncertainty exists as to the Company's ability to protect its rights to patents and its proprietary information. There can also be no assurance that research and discoveries by others will not render some or all of the Company's programs or products noncompetitive or obsolete. Nor can there be any assurance that unforeseen problems will not develop with the Company's technologies or applications, or that the Company will be able to address successfully technological challenges it encounters in its research and development programs. Although the Company plans to obtain product liability insurance, it currently does not have any nor is there any assurance that it will be able to attain or maintain such insurance on acceptable terms or with adequate coverage against potential liabilities.

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

INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share for publicly held common stock or potential common stock. Effective December 31, 1997, the Company adopted the principals of Statement No. 128 in calculating and presenting its earnings per share. The computation of net earnings (loss) per share is based on the weighted average common shares outstanding during the periods, and includes, when dilutive, common stock equivalents consisting of warrants and stock options.

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

STOCK-BASED COMPENSATION

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). As provided by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123 (see "Note 4 - Stock Options" in Notes to Financial Statements).

RECLASSIFICATION

     Certain amounts in previously issued financial statements have been reclassified to conform to 1997 classifications.

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

     On January 25, 1995, the board of directors approved the NeoPharm, Inc. 1995 Stock Option Plan (the "Plan"), which provided for the grant of up to 900,000 options to acquire the Company's common stock. The board of directors amended the Plan on May 16, 1997, increasing the number of options to 1,400,000. The option prices shall be not less than 85 percent of the fair market value of the stock as determined by the Administrator pursuant to the Plan. The board also approved the NeoPharm, Inc. 1995 Director Option Plan, which provides for the grant of up to 100,000 options to acquire the Company's common stock. The option prices shall be the fair market value on the date of grant. Vesting under these plans range from 0 to 4 years and all options expire after 10 years.

     The Company accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards to employees. Had compensation cost for such stock option awards under the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                           1995         1996         1997
                                           ----         ----         ----
Net Loss:          As Reported       (1,669,627)  (1,865,645)  (2,021,677)
                   Pro Forma         (1,840,545)  (2,061,099)  (2,379,751)

Loss per Share:    As Reported             (.36)        (.24)        (.25)
                   Pro Forma               (.39)        (.26)        (.29)


     Included in the grants described above are options to purchase 323,324 shares granted to non-employees. The Company accounts for these options using a fair value method with the fair value of these options determined at the date of grant. From inception through December 31, 1995, the Company deemed the fair value of these options on the date of grant to be nominal, and no expense was recorded. For the year ended December 31, 1996, the fair value was calculated using the Black-Scholes pricing model, and an expense of $73,391 was recorded. For the year ended December 31, 1997, the fair value was calculated using the Black-Scholes pricing model, and an expense of $145,644 was recorded.

A summary of stock option activity is as follows:

                                                OPTIONS OUTSTANDING
                                                -------------------
                                          NUMBER OF       EXERCISE PRICE
GRANT/EXERCISE DATE                        SHARES           PER SHARE
-------------------                        ------           ---------

Grants:
1990                                     1,184,324          $.0002145
1992                                        27,978           .0002145
1993                                       248,676           .03217
                                        ----------     ----------------------
Balance at December 31, 1993             1,460,978       $.0002145-$.03217
                                        ----------     ----------------------
Exercises:
November 17, 1994 - issued Jan. 1995.   (1,398,810)      $.0002145-$.03217
November 17, 1994 - issued Jan. 1995.      (37,302)         $.0002145
                                        ----------     ----------------------
Balance at December 31, 1994                24,866           $.03217
                                        ----------     ----------------------
Grants:
February, 1995                             308,000            $3.50
May, 1995                                   10,000             3.50
September, 1995                            100,000             3.50
November, 1995                             100,000             3.50
                                        ----------     ----------------------
Balance at December 31, 1995               542,866        $.03217-$3.50
                                        ----------     ----------------------
Grants:
May, 1996                                   30,000            $6.00
August, 1996                               260,000            $7.00

Exercises:
June, 1996                                 (19,000)           $3.50
July, 1996                                 (43,000)            3.50
August, 1996                               (10,000)            3.50
September, 1996                             (2,000)            3.50
December, 1996                             (10,000)           .03217
                                        ----------     ----------------------
Balance at December 31, 1996               748,866     $.03217,3.50,6.00,7.00
                                        ==========     ======================
Grants:
January, 1997                                1,000            $7.38
April, 1997                                  2,000             7.00
May, 1997                                    5,000             4.88
August, 1997                                 5,000             4.94

Exercises:
June, 1997                                  (7,000)           $3.50
July, 1997                                 (15,000)            3.50
October, 1997                               (9,042)       3.50, .03217
November, 1997                              (1,500)            3.50
December, 1997                             (23,000)            3.50
                                        ----------     ----------------------
Balance at December 31, 1997               706,324       $.03217 - 7.38
                                        ==========     ======================


     Options eligible for exercise on December 31, 1993 included 1,212,302 options at an exercise price of $.0002145 and 248,676 options at an exercise price of $.03217. Options eligible for exercise on December 31, 1994 included 24,866 options at an exercise price of $.03217. Options eligible for exercise on December 31, 1995 included 24,866 options at an exercise price of $.03217 and 518,000 options at an exercise price of $3.50. Options eligible for exercise on December 31, 1996 included 14,866 at an exercise price of $.03217 and 444,000 options at an exercise price of $3.50. Options eligible for exercise on December 31, 1997 included 9,324 at an exercise price of $.03217, 394,000 options at an exercise price of $3.50, 7,500 options at an exercise price of $6.00 and 97,500 options at an exercise price of $7.00.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the option grants in 1996 and 1997 respectively: risk-free interest rates of 6.45 percent and 6.58 percent; expected dividend yields of 0.00 percent; expected life of 5 years; expected volatility of 76.21 percent and 79.93 percent for 1996 and 1997, respectively.

5. FEDERAL INCOME TAXES:

     From inception through October 11, 1995, the Company operated as an S Corporation for income tax purposes. Losses incurred during this period are reported on the stockholders' tax return, and are not available to the Company as a net operating loss carryforward.

     On October 11, 1995, the Company voluntarily terminated its S Corporation election. Since that time, losses incurred represent net operating loss carryforwards which can be used to offset future taxable income. Total net operating loss carryforwards were approximately $3,173,000 and approximately $5,195,000 as of December 31, 1996 and 1997, respectively. In accordance with the provisions of Statement of Financial Accounting Standard No. 109, a 100% valuation allowance has been established on the net operating loss tax asset due to the uncertainty of its realization.

6. COMMITMENTS:

LICENSE AND RESEARCH AGREEMENTS

     From time to time the Company enters into license and research agreements with third parties. At December 31, 1997, the Company had five agreements in effect as described below.

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

     During the years ended December 31, 1997, 1996 and 1995, the Company paid approximately $102,000, $0 and $87,000, respectively, for product used in clinical trials. The Company is committed to pay NCI $120,000 per year for reasonable and necessary expenses incurred by NCI in carrying out NCI's responsibilities under the CRADA. During 1997, 1996 and 1995, the Company expensed, as research and development costs, the $120,000 payable to NCI for these expenses. NCI is required to provide the Company an accounting of the use of funds. Any amounts not expended at the end of the agreement are refundable to the Company.

     The CRADA will expire on September 13, 1998, if not terminated earlier. It may be terminated by mutual consent of NCI and the Company. Either Party may terminate if the other Party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either Party may unilaterally terminate by giving 60 days notice. If unilaterally terminated by either party, all provisions of the CRADA shall continue in full force and effect during the completion of all clinical trials and clinical protocols included under the CRADA prior to the date of notification of intent to terminate. In such situation, the Company retains the rights to data from clinical trials conducted prior to, or in progress, at the time of the termination.

U.S. FOOD AND DRUG ADMINISTRATION

     The Company has entered into a CRADA with the Food and Drug
Administration. Pursuant to the CRADA, the Company has committed to commercialize the IL-13 chimeric protein product which it licensed from the National Institute of Health and the Food and Drug Administration. The FDA has agreed to collaborate on the clinical development and commercialization of the licensed product.

     The Company is committed to pay $100,000 per year for the reasonable and necessary expenses incurred by the FDA in carrying out the FDA's responsibilities under the CRADA. The CRADA has a term of four years. During 1997, the Company expensed $100,000 as research and development costs. The CRADA will expire on August 27, 2001.

NATIONAL INSTITUTE OF HEALTH

     The Company entered into an exclusive worldwide licensing agreement with the National Institute of Health (NIH) and the Food and Drug Administration to develop and commercialize an IL-13 chimeric protein therapy. The agreement required a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000 which increases to $25,000 after the first commercial sale. The agreement further provided for milestone payments and royalties based on future product sales. The Company is required to pay the costs of filing and maintaining product patients on the licensed products. The agreement shall extend to the expiration of the last to expire of the patents on the licensed products, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and the Company. Either party may terminate if the other Party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either Party may unilaterally terminate by giving advanced notice.

BIOCHEM PHARMA

     The Company has entered into a collaboration agreement with BioChem Therapeutics, Inc., the wholly owned subsidiary of BioChem Pharma, under which BioChem will develop, market, and distribute broxuridine in Canada. The agreement required BioChem to make an initial up-front payment of $550,000 and subsequent milestone-based payments. The Company and BioChem will share product revenue from any future sales of broxuridine in Canada.

GEORGETOWN UNIVERSITY

     The Company has entered into two license and research agreements with Georgetown whereby the Company has obtained an exclusive worldwide license to use certain technologies. In exchange for the grant of these exclusive licenses, the Company will pay Georgetown, beginning with the first commercial sale of a product incorporating the licensed technologies, a royalty on net sales by the Company of products incorporating any of such technologies. The royalty will be payable for the life of the related patents.

     During the years ended December 31, 1997, 1996 and 1995, the Company paid and expensed approximately $247,000, $204,000 and $277,000, respectively, pursuant to the license and research agreements.

OTHER

     The Company has entered into consulting arrangements with members of its Scientific Advisory Board who are also employed on a full-time basis by academic or research institutions. Since inception through December 31, 1997, members of the Scientific Advisory Board have been issued options (see Note 4) to purchase an aggregate 63,324 shares of Company stock at the fair market value at the date of grant which vest over the consulting period. Additionally, the Scientific Advisory Board members have received aggregate payments of approximately $83,000 since the inception of these consulting arrangements for work performed and expenses incurred through December 31, 1997.

     The Company is obligated for rental payments under a sublease arrangement with OptionCare, Inc. for office space in Bannockburn, Illinois. Until moving to the Banockburn location in November of 1997, the Company occupied office space in Lake Forest, Illinois. This space was provided as part of a consulting agreement with EJ Financial. (See Note 8 - "Transactions with Related Parties" in Notes to Financial Statements) At December 1997, amounts committed were $29,550 for fiscal year 1998. Management expects this lease to be extended or replaced by another lease.

7.  CONTINGENCIES

     The pharmaceutical industry has traditionally experienced difficulty in maintaining product liability insurance coverage at desired levels. To date, no significant product liability suit has ever been filed against the Company. However, if a suit were filed and a judgment entered against the Company that significantly exceeded the policy limits, it could have a material adverse effect upon the Company's operations and financial condition.

   The Company is not a party to any litigation or other legal proceedings.

8. TRANSACTIONS WITH RELATED PARTIES

     The Company receives management services from EJ Financial Enterprises, Inc. ("EJ Financial"), a healthcare consulting and investment firm in which Dr. Kapoor is the principal stockholder. From inception through June 30, 1994, EJ Financial charged the Company $25,000 per year for services provided plus actual expenses incurred. Through June 30, 1994, no payment for these services was made, but rather was treated as additional capital contributions by Dr. Kapoor in the accompanying statements of stockholders' equity (deficit). Effective July 1, 1994, EJ Financial increased its charge for management services provided to $125,000 per year plus actual expenses. The agreement reflected an increased need for technical support in the areas of research and development and operations. Charges to the Company are based on actual time spent by EJ Financial personnel on the Company's affairs. Management believes that the cost for management services allocated to the Company represents the cost of the services provided. From inception through December 31, 1997, the Company expensed approximately $437,900 for management services and $255,500 as reimbursement of actual expenses incurred by EJ Financial that directly related to the Company.

     The Company subleases office space from Option Care Inc., a home infusion company in which Dr. Kapoor, the Company's Chairman, is a major stockholder. From inception through December 31, 1997 the company expensed approximately $3,000 for rent under the Option Care sublease.

     The Company's Chief Scientific Officer, Dr. Aquilur Rahman, was employed on a full-time basis by Georgetown until joining the Company in March 1996. As was previously mentioned, Georgetown and the Company are parties to license and sponsored research agreements for product research and development (see Note
6). During 1997, 1996 and 1995, the Company expensed approximately $247,000, $204,000 and $277,000 related to work performed and expenses incurred by Georgetown. Since inception through December 31, 1997, the Company has expensed approximately $1,996,000. Additionally, Dr. Rahman received options in June 1990 (See Note 4) to purchase 932,540 shares of Company stock at the fair market value on the date of the grant of the options.

     On July 16, 1997, the Company loaned $50,000 to Dr. Rahman pursuant to a promissory note. The note accrues interest at a rate of 9%. The principal together with all accrued interest becomes due and payable on July 31, 1998. As of December 31, 1997, there was $2,071 of accrued interest on this note.

     Prior to February 1996, the Company's former President and Chief Executive Officer ("CEO"), William C. Govier, was a consultant to the Company on clinical trials and NDA filing matters, both as an individual and as a consultant with Aegis Technology, Inc. ("Aegis"), an entity co-founded by Govier. Dr. Govier retired from the Company on January 16, 1998. As the Company's President and CEO, Govier received options in December 1993, to purchase 233,134 shares of Company stock at the fair market value on the date of grant, which were later fully exercised (See
Note 4). His colleague and co-founder of Aegis also received options in December 1993 (see Note 4) to purchase 15,542 shares of Company stock at the fair market value on the date of grant, of which 7,770 options were 100% vested and 7,772 options vest upon future performance of services. The Company expensed approximately $863,500 since inception through December 31, 1997, related to work performed and expenses incurred by Govier, his colleague and Aegis. During 1997, 1996 and 1995, the Company expensed approximately $262,000, $159,500 and $334,400, respectively, related to these arrangements.

9. STOCKHOLDERS' EQUITY

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

     In January 1996, the Company completed a public offering of newly issued 1,350,000 shares of common stock and 675,000 warrants, for proceeds of approximately $8,585,000 net of expenses. On March 8, 1996 the Company issued 36,130 shares of common stock and 18,565 warrants related to the underwriter's over-allotment option for proceeds of approximately $267,000, net of expenses. Each warrant can be converted into two shares of common stock at $4.90 per share.

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

10.  SUBSEQUENT EVENTS

Management Changes

     The Company announced on January 20, 1998 that William C. Govier, M.D., Ph.D., the Company's President and Chief Executive Officer retired effective January 16, 1998. Also announced was that James M. Hussey would replace Mr. Govier within 90 days of the announcement. Subsequently, Mr. Hussey joined the Company as President and Chief Executive Officer on March 16, 1998. John N. Kapoor, Ph.D., chairman of the board of directors served as interim chief executive officer. Mr. Govier will continue to serve as a consultant to the Company.

FDA Meeting

     On December 19, 1997, the FDA's Oncology Advisory Committee ("ODAC") voted not to recommend NEOMARK (BUdR) to the FDA for approval. Since the ODAC action, the Company has met with the FDA to respond to concerns raised by ODAC for the purpose of continuing to pursue FDA approval. Based on these discussions the Company is gathering additional data and reanalyzing the existing data in order to obtain the FDA's approval of the Company's NDA. The original NDA was filed in December, 1996. The application has already been extended once and the Company anticipates being notified on or after March 31, 1998 that the time for processing the original application has expired. In order for the Company to continue to pursue approval of its NDA for use of BUdR as a prognostic indicator, it will be necessary to submit additional information to support the NDA.