Form 10-K/A
period 1997-12-31
NEOPHARM INC
filed 1998-04-30
CIK 942788

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _____________________
                               AMENDMENT NO. 1
                                      TO
                                  FORM 10-K

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          FOR THE TRANSITION PERIOD FROM ______________ TO _______________

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                                Title of class
                      Common Stock, $.0002145 Par Value

                                Title of class
       Warrants to Purchase Shares of Common Stock, $.0002145 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

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

     This Amendment No. 1 of the Form 10-K is being filed by NeoPharm, Inc. to provide the information required to be presented in Part III, Item 11 "Executive Compensation", Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions".

ITEM 11. EXECUTIVE COMPENSATION

     Summary of Cash and Certain Other Compensation of Executive Officers. The following table sets forth certain summary compensation information for the fiscal year ended December 31, 1997, for services rendered by the chief executive officer and for each executive officer of the Company who received more than $100,000 in salary and bonus in 1997 (the "Named Executive Officers").



                                            ANNUAL COMPENSATION                     LONG-TERM COMPENSATION AWARDS
                           -----------------------------------------------------  ---------------------------------
                                                       ANNUAL          OTHER
        NAME AND                                    COMPENSATION       ANNUAL     RESTRICTED STOCK
   PRINCIPAL POSITION      FISCAL YEAR  SALARY($)     BONUS($)      COMPENSATION     AWARDS($)        OPTIONS(#)
-------------------------  -----------  ---------  ---------------  ------------  ----------------  ---------------
William C. Govier,            1997       $138,600               $0       $0              $0                    0
Chief Executive Officer       1996        121,000           39,600        0               0               50,000(2)
and President(1)              1995              0                0        0               0                    0

Aquilur Rahman,               1997       $167,000          $51,000       $0              $0                    0
Chief Scientific Officer      1996        144,100           45,000        0               0               50,000(2)
                              1995              0                0        0               0                    0


-----------------------------

(1) Dr. Govier resigned as President, Chief Executive Officer and a Director of the Company effective January 18, 1998. Effective March 16, 1998,
      Mr. James M. Hussey succeeded Dr. Govier as President and Chief Executive Officer and was appointed to fill the vacancy in the Board of Directors created by Dr. Govier's departure.

(2) The stock option became exercisable for 25% of the covered shares on August 13, 1997 and will become exercisable with respect to an additional 25% on each anniversary of such date thereafter until exercisable in full. Exercisability may be accelerated in the event of a "change of control."

                      OPTION GRANTS IN LAST FISCAL YEAR

     No options to purchase shares of Common Stock were granted to the Named Executive Officers during the fiscal year ended December 31, 1997.

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL
                   YEAR, AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information with respect to stock options exercised during the fiscal year ended December 31, 1997, and the value at December 31, 1997, of unexercised stock options held by the Named Executive
Officers:


                              INDIVIDUAL GRANTS

                                                                         VALUE OF UNEXERCISED
                                               NUMBER OF UNEXERCISED    OPTIONS IN-THE-MONEY AT
                                              OPTIONS AT FISCAL YEAR-       FISCAL YEAR-END*
                   SHARES ACQUIRED   VALUE       END EXERCISABLE/             EXERCISABLE/
                     ON EXERCISE    REALIZED      UNEXERCISABLE              UNEXERCISABLE
NAME                      #            $                 #                         $
----                     ---         -----           --------                  --------
William C. Govier         0             0          12,500/37,500                  N/A*
Aquilur Rahman            0             0          12,500/37,500                  N/A*

----------------
*    Represents the fair market value at December 31, 1997, of the Common
     Stock underlying the options minus the exercise price. As of December 31, 1997, the fair market value of the underlying common stock was less than the option exercise price for all options held by the Named Executive Officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of shares of the Common Stock as of March 31, 1998 by (i) all those known by the Company to be beneficial owners of more than 5% of its outstanding Common Stock, (ii) each director of the Company and each nominee for director,
(iii) each of the executive officers named in the Summary Compensation Table and (iv) all Executives, directors and nominees for director as a group.


                                       Amount and Nature of  Percent of
Name                                   Beneficial Ownership  Class (1)
----                                   --------------------  ----------
John N. Kapoor                              2,112,909(2)        24.24%
EJ Financial Enterprises, Inc.
225 East Deerpath
Suite 250
Lake Forest, IL 60045

John N. Kapoor 1994-A                       1,550,453(3)        17.79%
 Annuity Trust
225 East Deerpath
Suite 250
Lake Forest, IL 60045

Aquilur Rahman                                878,040           10.07%
100 Corporate North
Suite 215
Bannockburn, IL 60015

Anatoly Dritschilo                            245,949            2.82%
100 Corporate North
Suite 215
Bannockburn, IL 60015

James M. Hussey                                     0               *
100 Corporate North
Suite 215
Bannockburn, IL  60015

Erick E. Hanson                                     0               *
100 Corporate North, Suite 212
Bannockburn, IL 60015

William C. Govier                             245,634(4)         2.82%
225 E. Deerpath
Suite 250
Lake Forest, IL 60045

All officers and directors as a group
        (8 persons)                         5,337,591(5)        61.24%

_____________________________________

* Indicates ownership of less than 1%.

(1) Based on 8,195,810 shares of Common Stock outstanding as of March 31, 1998, plus 519,817 shares subject to warrant and options that are considered to be beneficially owned by the persons listed. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or group holding such options or warrants.

(2) Includes 1,511,624 shares held by the John N. Kapoor Trust, dtd 9/20/89 (the "JNK Trust"), of which Dr. Kapoor is the sole trustee and sole beneficiary. The address of the Trust is 225 East Deerpath, Suite 250, Lake Forest, Illinois 60045. The Trust also owns Warrants to purchase 287,004 shares of Common Stock, which are assumed to have been exercised for purposes of disclosing the ownership indicated. The amount shown also includes 300,000 shares which are held by the John N. Kapoor Charitable Trust (the "Charitable Trust") of which Dr. Kapoor and his spouse are co-trustees. Dr. Kapoor disclaims beneficial ownership of the shares held by the Charitable Trust.

(3) The sole trustee of the John N. Kapoor 1994-A Annuity Trust (the "Annuity Trust") is Editha Kapoor, Dr. Kapoor's spouse, who also serves as trustee for four trusts which have been established for their children (the "Childrens' Trusts") and which collectively own 310,848 shares and as co-trustee with Dr. Kapoor of the Charitable Trust. The shares held by the Childrens' Trusts and the Charitable Trust are not included in the reported shares.

(4) Dr. Govier resigned as President, Chief Executive Officer and Director effective January 18, 1998.

(5) Does not include shares held by family members or trusts established for family members of officers and directors as to which shares such officers and directors do not have or share voting or investment power and as to which they have disclaimed beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS

     In November, 1997 the Company relocated its principal corporate office to space subleased from Option Care, Inc. Mr. Hanson, a director of the Company, is President, CEO and a Director of Option Care. In addition, Dr. Kapoor, Chairman of the Company's Board of Directors, is a director and principal shareholder of Option Care. The sublease was negotiated at arms length and the Company believes the terms are fair.

     On July 1, 1994, the Company entered into a Consulting Agreement with EJ Financial Enterprises, Inc. ("EJ Financial"). The Consulting Agreement provides that the Company will pay EJ Financial $125,000 per year (paid quarterly) for certain business and financial services, including having certain officers of EJ Financial serve as officers of the Company. Dr. John Kapoor, the Company's Chairman of the Board is the president and a director of EJ Financial. Dr. Mahendra Shah, Vice President of the Company, is also a Vice President of EJ Financial. The Company believes that the charges provided for in the Agreement are reasonable and reflect the cost of the services provided. These charges reflect the increased need for EJ Financial's services in connection with operation of NeoPharm as a publicly-held company. Unless terminated by the parties, the management services agreement with EJ Financial automatically renews in June of each year for a one year term.

     In connection with the Company's initial public offering, the Company adopted a policy whereby any further transactions between the Company and its officers, directors, principal stockholders and any affiliates of the foregoing persons will be on terms no less favorable to the Company than could reasonably be obtained in arm's length transactions with independent third parties, and that any such transactions also be approved by a majority of the Company's disinterested outside directors.

                                  SIGNATURES

     Pursuant to the requirements of Section 13(d) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1998.


                                  NEOPHARM, INC.



                                  By:  /s/ James M. Hussey
                                      --------------------------------------
                                      James M. Hussey
                                      President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.


      SIGNATURE                       TITLE                      DATE
      ---------                       -----                      ----
/s/ JOHN N. KAPOOR
------------------      Director, Chairman of the Board     April 30, 1998
John N. Kapoor

/s/ AQUILUR RAHMAN
------------------      Director, Chief Scientific Officer  April 30, 1998
Aquilur Rahman

/s/ ANATOLY DRITSCHILO
----------------------  Director                            April 30, 1998
Anatoly Dritschilo
                        Director, President, and Chief
/s/ JAMES M. HUSSEY     Executive Officer (Principal
-------------------     Executive Officer)                  April 30, 1998
James M. Hussey

/s/ ERICK E. HANSON
-------------------     Director                            April 30, 1998
Erick E. Hanson
                        Chief Financial Officer
/s/ DAVID E. RIGGS      (Principal Officer and Principal
------------------      Accounting Officer)                 April 30, 1998
David E. Riggs