Form 10-Q
period 1998-03-31
NEOPHARM INC
filed 1998-05-15
CIK 942788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1998

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                       ---    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:


    Title of each class                        Number of shares outstanding
    -------------------                        ----------------------------
Common Stock ($.0002145 par value)                      8,195,810

    Warrants to purchase shares
 of Common Stock ($.0002145 par value)                    837,067

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


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEETS
(Unaudited)


                                                        MARCH 31,           DECEMBER 31,
                                                          1998                 1997
                                                          ----                 ----
ASSETS

Current assets:
  Cash and Cash Equivalents                           $ 2,018,055         $ 2,776,697
  Prepaid Expenses                                         51,750                  --
  Notes Receivable - Shareholder                           53,817              52,634
                                                      -----------         -----------
         Total Current Assets                           2,123,622           2,829,331

Equipment and Furniture:
  Equipment                                                67,512              32,492
  Furniture                                                54,429              26,231
  Less accumulated depreciation                           (35,301)            (33,555)
                                                      -----------         -----------
         Total equipment and furniture, net                86,640              25,168
                                                      -----------         -----------

         Total assets                                 $ 2,210,262         $ 2,854,499
                                                      ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities:
    Obligations under research agreements             $    60,000         $   150,000
    Accounts payable                                      203,301             275,427
    Accrued compensation                                       --              55,000

         Total current liabilities                        263,301             480,427
                                                      -----------         -----------


Commitments and contingencies                                  --                  --

Stockholders' equity (deficit):
  Common stock, $.0002145 par value;
    15,000,000 shares authorized:
    8,195,810 shares issued and
    outstanding, respectively                               1,758               1,758
  Additional paid-in capital                            6,259,636           6,259,636
  Deficit accumulated during the
    development stage                                  (4,314,433)         (3,887,322)
                                                      -----------         -----------
         Total stockholders' equity (deficit)           1,946,961           2,374,072
                                                      -----------         -----------
         Total liabilities and stockholders'
           equity (deficit)                           $ 2,210,262         $ 2,854,499
                                                      ===========         ===========


      The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)

                                                                               INCEPTION
                                                                             (JUNE 15, 1990)
                                                                                THROUGH
                                          MARCH 31,          MARCH 31,          MARCH 31,
                                            1998               1997               1998
                                            ----               ----               ----
Revenues                                $        --         $        --         $   550,000

Expenses:
Research and development                    172,527             269,842           5,647,058
General and administrative                  291,966             212,011           3,438,818
                                        -----------         -----------         -----------
  Total Expenses                            464,493             481,853           9,085,876

         Loss from Operations              (464,493)           (481,853)         (8,535,876)

Interest income                              37,382              57,424             486,158
Interest expense                                 --                  --            (735,606)
                                        -----------         -----------         -----------
  Interest income(expense) - net             37,382              57,424            (249,448)

Net loss                                $  (427,111)        $  (424,429)        $(8,785,324)
                                        ===========         ===========         ===========

Net loss per share                      $      (.05)        $      (.05)
                                        ===========         ===========

Weighted average shares used in
  computing net loss per share            8,195,810           8,130,268
                                        ===========         ===========


   The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Unaudited)


                                                                                           INCEPTION
                                                                                        (JUNE 15, 1990)
                                                                                           THROUGH
                                                     MARCH 31,          MARCH 31,          MARCH 31,
                                                       1998               1997               1998
                                                       ----               ----               ----
Cash flows used in operating activities:
Net loss                                         $  (427,111)        $  (424,429)        $(8,785,324)
Adjustments to reconcile net loss to
  net cash used by operating activities:
Depreciation and amortization                          1,746               1,445              47,100
Gain on disposal of equipment                             --                  --                (408)
Services contributed (non-cash)
  by related party                                        --                  --             101,042
Interest payable to principal
  shareholder converted to stock                          --                  --             523,385
Compensation expense from non-employee
  stock options                                           --                  --             219,035
Restricted stock grants in lieu of
  cash compensation                                       --                  --              48,750
Changes in assets and liabilities:
(Increase) decrease in other assets                   52,933              51,750            (116,667)
Increase (decrease) in accounts
  payable and accrued liabilities                   (217,126)            (73,422)            263,301
                                                                                         -----------

Net cash used in operating activities               (695,424)           (548,156)         (7,699,786)
                                                 -----------         -----------         -----------

Cash flows used in investing activities:
Purchase of equipment and
  furniture                                          (63,218)                 --            (123,043)
Proceeds from disposal of
  equipment and furniture                                 --                  --                 810
                                                 -----------         -----------         -----------

Net cash used in investing activities                (63,218)                 --            (122,233)
                                                 -----------         -----------         -----------

Cash flows from financing activities:
Proceeds from loan payable to
  principal stockholder                                   --                  --           1,500,000
Advance on line of credit                                 --                  --           2,114,652
Reduction in line of credit                               --                  --          (2,114,652)
Costs incurred related to the
  initial public offering                                 --                  --            (688,321)
Proceeds from initial public offering                     --                  --           8,585,438
Proceeds from issuance of common stock                    --                  --             442,957
                                                 -----------         -----------         -----------

Net cash provided by financing activities                 --                  --           9,840,074
                                                 -----------         -----------         -----------

Net increase (decrease) in cash                     (758,642)           (548,156)          2,018,055
Cash, beginning of period                          2,776,697           4,479,041                  --
                                                 -----------         -----------         -----------
Cash, end of period                              $ 2,018,055         $ 3,930,885         $ 2,018,055
                                                 ===========         ===========         ===========


Supplemental disclosure of cash paid for:
Interest                                         $        --         $        --         $   212,222
Income taxes                                              --                  --                  --



   The accompanying notes are an integral part of these financial statements.

                                 NEOPHARM, INC.
                (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 1   BASIS OF PRESENTATION

The financial information herein is unaudited, other than the Balance Sheet at December 31, 1997, which is derived from the audited financial statements.

The accompanying unaudited statements of NeoPharm, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997, the results of operations from inception (June 15, 1990) to date (March 31, 1998), the changes in cash flows for the three month periods ended March 31, 1998 and 1997 and the changes in cash flows from inception to date.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2   ACCOUNTING POLICIES

For the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investing by owners and distribution to owners, in a financial statement for the period in which they are recognized. As there were no such changes in equity, the Company does not believe that additional financial statements or disclosures are required as a result of adopting this pronouncement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements made by NeoPharm Inc. (the "Company") in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development, approval by the Food and Drug Administration ("FDA") and foreign health authorities, and market acceptance, of the Company's products in development, the Company's ability to further raise capital, the Company's dependence on key personnel, and other factors referenced under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997

Overview

The Company was founded in 1990 and is a development stage company engaged in the research and development of drugs for the diagnosis and treatment of various forms of cancer. Originally incorporated under the name Oncomed, Inc., the Company changed its name to NeoPharm, Inc. in March, 1995. Presently the Company has several drugs which are in varying stages of development: BUdR (Broxuridine), liposome encapsulated doxorubicin ("LED"), liposome encapsulated paclitaxel ("LEP"), liposome encapsulated antisense oligodeoxynucleotides ("LE-AON") and IL-13 chimeric protein (IL13-PE38QQR) ("IL-13").

Since its inception in 1990, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with academic research and clinical institutions. Through March 31, 1998, with the exception of license fees, the Company has not generated any revenue from operations.

The Company has filed one New Drug Application ("NDA") related to the use of BUdR as a prognostic indicator in breast cancer. This NDA was filed in December of 1996. In December of 1997, FDA's Oncology Advisory Committee ("ODAC") reviewed the NDA filing and voted not to recommend this indication to the FDA for approval. Since that decision, the Company has met with the FDA to respond to the concerns raised by ODAC. These discussions led to Company gathering additional data and reanalyzing the existing data in order to obtain the FDA's approval. The most recent NDA amendment was filed on March 6, 1998. However, the review period for the BUdR submission had expired before the FDA could review this most recent amendment. The Company intends to amend its prior NDA submission and re-submit the NDA in accordance with FDA procedures.

The Company's BUdR product is the subject of a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI"). BUdR, which is intended to be marketed under the name Broxine (formerly NeoMark(TM)), is a compound which is intended to provide information regarding tumor cell behavior that can assist the oncologist in selecting appropriate therapeutic regimens for patients and enable better monitoring of the effectiveness of the chosen therapy.

The Company's IL-13 chimeric protein product is the subject of a CRADA with the FDA and the subject of a licensing agreement with the National Institute of Health. The IL-13 chimeric protein is the fusion of the receptor-binding ligand IL-13 with a derivative of Pseudomonas exotoxin (PE38QQR). Research has demonstrated that some solid tumors express high numbers of IL-13 receptors on their cell surfaces. These receptor sites become a specific target for the IL-13 chimeric protein for inducing cytotoxicity at nanogram concentrations. Normal organs of the body are shown to exhibit minimal receptor sites thereby sparing these organs from any toxic effect.

The Company's liposome products are spheres of subcellular size composed primarily of phospholipids, certain of which are the primary components of living cell membranes. By encapsulating certain chemotherapeutic drugs in liposomes, the toxic side effects associated with the drug can be reduced and the dose increased, thereby potentially increasing the effectiveness of therapy through both increased drug action against cancer cells and reduced side effects. The Company believes its liposomes overcome the effects of multiple drug resistance which is observed in an estimated 300,000 cancer patients each year.

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

Results of Operations - Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997

Research and development expenses decreased by 36% or $97,315 for the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997. The decrease is due to the completion of BUdR research and development efforts in 1997.

General and administration expenses increased 38% or $79,955 for the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997, primarily due to increased payroll expenses and investor relation activities.

The Company generated interest income on excess cash balances of $37,382 and $57,424 for the three month periods ended March 31, 1998 and March 31, 1997, respectively.

The net loss for the three month period ended March 31, 1998 was essentially unchanged when compared to the three month period ended March 31, 1997. The Company expects losses to continue as planned product development continues.

Liquidity and Capital Resources

Cash expenditures have exceeded revenues since the Company's inception. Operations were initially funded through a loan from the Company's Chairman and a bank line-of-credit, and since January 1996, the initial public offering of common stock. The Company expects to incur additional expenses, resulting in potentially significant losses, as it continues and expands its research and development activities and undertakes additional clinical trials of compounds obtained under proprietary licenses. The Company also expects to incur substantial administrative and commercialization expenditures in the future as it seeks FDA approval of drugs under development and initiates marketing activities.

At March 31, 1998, the Company's cash and cash equivalents were $2,018,055 compared to $2,776,697 at December 31, 1997. The Company plans to finance its immediate needs principally from its existing capital resources and interest thereon, and to the extent available, through collaborative agreements with corporate partners and future public and private financing. The Company's long term capital needs will require substantial additional funding in order to continue its research and product development programs. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of product testing, relationships with potential partnerships and collaborations, and the FDA regulatory process. No assurance can be given that additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds my require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

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

                                 NEOPHARM, INC.

                                 By:      /s/  David E. Riggs
                                 ---------------------------------
                                          David E. Riggs,
                                          Chief Financial Officer
                                          and authorized officer

                                          Date: May 14, 1998