Form 10-Q
period 1998-06-30
NEOPHARM INC
filed 1998-08-14
CIK 942788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR QUARTER ENDED JUNE 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

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


                                                                     Page Number
                                                                     -----------

PART I.       Financial Information

      ITEM 1. Financial Statements

                      Balance Sheets                                           3

                      Statement of Operations                                  4

                      Statement of Cash Flows                                  5

                      Notes to Financial Statements                            6


      ITEM 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              7


PART II.      Other Information                                               10

SIGNATURE PAGE                                                                11

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEET
(Unaudited)

                                                     JUNE 30,       DECEMBER 31,
                                                       1998            1997
                                                    -----------     -----------
ASSETS

Current assets:
  Cash and cash equivalents                         $ 1,391,111     $ 2,776,697
  Notes Receivable - Shareholder                             --          52,634
  Prepaid expenses and other                             60,049              --
                                                    -----------     -----------
         Total current assets                         1,451,160       2,829,331

Equipment, furniture and leasehold improvements:
  Equipment                                              72,004          32,492
  Furniture                                              61,484          26,231
  Leasehold improvements                                 17,344              --
  Less accumulated depreciation                         (43,470)        (33,555)
                                                    -----------     -----------
         Total equipment, furniture
         and leasehold improvements, net                107,362          25,168
                                                    -----------     -----------

         Total assets                               $ 1,558,522     $ 2,854,499
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities:
    Obligations under research agreements           $    90,000     $   150,000
    Accounts payable and accrued liabilities            188,700         275,427
    Accrued compensation                                     --          55,000
                                                    -----------     -----------

         Total current liabilities                      278,700         480,427
                                                    -----------     -----------

Commitments and contingencies                                --              --

Stockholders' equity:
  Common stock, $.0002145 par value;
    15,000,000 shares authorized:
    8,195,810 shares issued and
    outstanding, respectively                             1,758           1,758
  Additional paid-in capital                          6,259,636       6,259,636
  Deficit accumulated during the
    development stage                                (4,981,572)     (3,887,322)
                                                    -----------     -----------
         Total stockholders' equity                   1,279,822       2,374,072
                                                    -----------     -----------
         Total liabilities and stockholders'
           equity                                   $ 1,558,522     $ 2,854,499
                                                    ===========     ===========

      The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)

                                                                                         INCEPTION
                                                                                      (JUNE 15, 1990)
                                THREE MONTHS                   SIX MONTHS                 THROUGH
                                   JUNE 30,                      JUNE 30,                 JUNE 30,
                            1998             1997          1998            1997            1998
                         -----------     -----------    -----------     -----------     -----------
Revenues:
  Licensing Revenues     $        --     $   550,000    $        --     $   550,000     $   550,000

Expenses:
  Research and
   development               375,446         218,861        548,300         488,703       6,022,504
  General and
   administrative            319,761         267,249        611,400         479,273       3,758,579
                         -----------     -----------    -----------     -----------     -----------
    Total Expenses           695,207         486,110      1,159,700         967,976       9,781,083

(Loss) income
 from operations            (695,207)         63,890     (1,159,700)       (417,976)     (9,231,083)

Interest income               28,068          51,966         65,450         109,390         514,226
Interest expense                  --              --             --              --        (735,606)
                         -----------     -----------    -----------     -----------     -----------
  Interest income
    (expense) - net           28,068          51,966         65,450         109,390        (221,380)

Net (loss) income        $  (667,139)    $   115,856    $(1,094,250)    $  (308,586)    $(9,452,463)
                         ===========     ===========    ===========     ===========     ===========

Net (loss) income
 per share               $      (.08)    $       .01    $      (.13)    $      (.04)
                         ===========     ===========    ===========     ===========

Weighted average
 shares used in
 computing net (loss)
 income per share          8,195,810      8,131,435       8,195,810       8,130,851
                         ===========    ===========     ===========     ===========

The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOWS
SIX  MONTHS ENDED JUNE 30, 1998 AND 1997
(Unaudited)

                                                                              INCEPTION
                                                                           (JUNE 15, 1990)
                                                                               THROUGH
                                              JUNE 30,         JUNE 30,        JUNE 30,
                                                1998             1997            1998
                                             -----------     -----------     -----------
Cash flows used in operating activities:
  Net loss                                   $(1,094,250)    $  (308,586)    $(9,452,463)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
  Depreciation and amortization                    9,915           2,890          55,269
  Gain on disposal of equipment
    and furniture                                     --              --            (408)
  Services contributed (non-cash)
    by related party                                  --              --         101,042
  Interest payable to principal
    shareholder converted to stock                    --              --         523,385
  Compensation expense from non-employee
    stock options                                     --              --         219,035
  Restricted stock grant                              --              --          48,750
  Changes in assets and liabilities:
  (Increase) decrease in other assets             (7,415)        (35,080)        (71,149)
  Increase (decrease) in accounts
    payable and accrued liabilities             (201,727)       (282,344)        278,700

Net cash used in operating activities         (1,293,477)       (623,120)     (8,297,839)
                                             -----------     -----------     -----------
Cash flows used in investing activities:
  Purchase of equipment and furniture            (92,109)        (13,242)       (151,934)
  Proceeds from disposal of
    equipment and furniture                           --              --             810
                                             -----------     -----------     -----------

Net cash used in investing activities            (92,109)        (13,242)       (151,124)
                                             -----------     -----------     -----------
Cash flows from financing activities:
  Proceeds from loan payable to
    principal stockholder                             --              --       1,500,000
  Advance on line of credit                           --              --       2,114,652
  Reduction in line of credit                         --              --      (2,114,652)
  Costs incurred related to the
    initial public offering                           --              --        (688,321)
  Proceeds from initial public offering               --              --       8,585,438
  Proceeds from issuance of common stock              --          24,572         442,957
                                             -----------     -----------     -----------

Net cash provided by financing activities             --          24,572       9,840,074
                                             -----------     -----------     -----------

Net increase (decrease) in cash               (1,385,586)       (611,790)      1,391,111
  Cash, beginning of period                    2,776,697       4,479,041              --
                                             -----------     -----------     -----------
  Cash, end of period                        $ 1,391,111     $ 3,867,251     $ 1,391,111
                                             ===========     ===========     ===========

Supplemental disclosure of cash paid for:
  Interest                                   $        --     $        --     $   212,222
  Income taxes                                        --              --              --

      The accompanying notes are an integral part of these balance sheets.

                                 NEOPHARM, INC.
                (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 1   BASIS OF PRESENTATION

The financial information herein is unaudited, other than the Balance Sheet at December 31, 1997, which is derived from the audited financial statements.

The accompanying unaudited financial statements of NeoPharm, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, the results of operations from inception (June 15, 1990) to date (June 30, 1998), the changes in cash flows for the six month periods ended June 30, 1998 and 1997 and the changes in cash flows from inception to date.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2   ACCOUNTING POLICIES

Effective the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investing by owners and distribution to owners, in a financial statement for the period in which they are recognized. As of June 30, 1998, the Company has no items of other Comprehensive Income and accordingly, is not required to report Comprehensive Income.

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

Since its inception in 1990, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with academic research and clinical institutions. Through June 30, 1998, with the exception of license fees, the Company has not generated any revenue from operations.

The Company has filed one New Drug Application ("NDA") related to the use of BUdR as a prognostic indicator in breast cancer. This NDA was filed in December of 1996. In December of 1997, FDA's Oncology Advisory Committee ("ODAC") reviewed the NDA filing and voted not to recommend this indication to the FDA for approval. Since that decision, the Company has met with the FDA to respond to the concerns raised by ODAC. These discussions led to Company gathering additional data and reanalyzing the existing data in order to obtain the FDA's approval. The most recent NDA amendment was filed on March 6, 1998. However, the review period for the BUdR submission had expired before the FDA could review this most recent amendment. Having met with the FDA, gathered new data and reanalyzed existing data, the Company intends to file an amendment to its NDA in the third quarter of 1998, for the approval of BUdR as an S-Phase labeling marker for breast cancer.

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

Results of Operations - Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

Research and development expenses increased by 12% or $59,597 for the six month period ended June 30, 1998 compared to the six month period ended June 30, 1997. The increase is due to the start up of LED, LEP and IL-13 research and development efforts in 1998.

General and administration expenses increased 28% or $132,127 for the six month period ended June 30, 1998 compared to the six month period ended June 30, 1997, primarily due to increased payroll expenses and investor relation activities.

The Company generated interest income on excess cash balances of $65,450 and $109,390 for the six month periods ended June 30, 1998 and June 30, 1997, respectively.

The net loss for the six month period ended June 30, 1998 was $1,094,250 compared to a net loss of $308,586 for the six month period ended June 30, 1997. The Company received $550,000 of licensing revenue in the second quarter of 1997 but recorded no revenues in 1998. The Company expects losses to continue as planned product development continues.

Results of Operations - Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997

Research and development expenses increased by 72% or $156,585 for the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997. The increase is primarily attributable to LED, LEP and IL-13 research and development efforts which began in 1998.

General and administration expenses increased 20% or $52,512 for the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997, primarily due to increased payroll expenses and investor relation activities.

The Company generated interest income on excess cash balances of $28,068 and $51,966 for the three month periods ended June 30, 1998 and June 30, 1997, respectively.

The net loss for the three month period ended June 30, 1998 was $667,139 compared to the net income of $115,856 for the three month period ended June 30, 1997. The Company received $550,000 of licensing revenue in the second quarter of 1997 but recorded no revenues in 1998. The Company expects losses to continue as planned product development continues.

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

At June 30, 1998, the Company's cash and cash equivalents were $1,391,111 compared to $2,776,697 at December 31, 1997. The Company plans to finance its immediate needs principally from its existing capital resources and interest thereon, and to the extent available, through collaborative agreements with corporate partners and future public and private financing. The Company's long term capital needs will require substantial additional funding in order to continue its research and product development programs. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of product testing, relationships with potential partnerships and collaborations, and the FDA regulatory process. No assurance can be given that additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds my require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

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

         Item 1.        Legal Proceedings                                   None

         Item 2.        Changes in Securities                               None

         Item 3.        Defaults Upon Senior Securities                     None

         Item 4.        Submission of Matters to a Vote
                        of Security-Holders

         On June 15, 1998, the Company held its annual meeting of Stockholders for the purpose of electing 5 directors to serve until the 1999 Annual Meeting of Stockholders.

         With respect to the election for directors, the votes were as follows:

                                   Votes For    Votes Against    Votes Withheld
                                   ---------    -------------    --------------
         James M. Hussey            6,007,733               0              2,100
         John N. Kapoor             6,007,733               0              2,100
         Aquilur Rahman             6,007,733               0              2,100
         Anatoly Dritschilo         6,007,733               0              2,100
         Erick E. Hanson            6,007,733               0              2,100

         Item 5.        Other Information

         Acting pursuant to a Unanimous Written Consent of the Board of Directors dated July 23, 1998, the Board of Directors (I) amended the Company's Bylaws to increase the authorized number of directors from five to seven; (ii) filled one of the two newly created vacancies by appointing Mr. Sander A. Flaum to the Board to serve until the next annual meeting of shareholders; and, (iii) directed the President of the Company, Mr. James M. Hussey, to undertake a search for additional qualified candidates for possible appointment to fill the remaining Board vacancy.

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

                                    NEOPHARM, INC.

                                    By: /s/  Kevin M. Harris
                                        ---------------------------------
                                        Kevin M. Harris,,
                                        Chief Financial Officer
                                        and authorized officer

                                        Date: August 12, 1998