Form 10-Q
period 1998-09-30
NEOPHARM INC
filed 1998-11-16
CIK 942788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________TO__________


                        Commission file number 33-90516


                                 NEOPHARM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   Delaware                                                      51-0327886
(State or other                                             (I.R.S. Employer
jurisdiction of
incorporation or                                         Identification Number)
organization)

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

                                                                   Page Number
                                                                   -----------
PART I         Financial Information

     ITEM 1.   Financial Statements

                    Balance Sheets                                      3

                    Statements of Operations                            4

                    Statements of Cash Flows                            5

                    Notes to Financial Statements                       6


     ITEM 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 7


PART II           Other Information                                    10

SIGNATURE PAGE                                                         11

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEETS
(Unaudited)

                                                      SEPTEMBER 30,       DECEMBER 31,
                                                          1998                1997
                                                          ----                ----

ASSETS

Current assets:
  Cash and cash equivalents                          $   755,324           $ 2,776,697
  Notes receivable - shareholder                            --                  52,634
  Prepaid expenses and other                              45,099                  --
                                                     -----------           -----------
         Total current assets                            800,423             2,829,331

Equipment, furniture and leasehold improvements:
  Equipment                                               79,811                32,492
  Furniture                                               61,484                26,231
  Leasehold improvements                                  17,394                  --
  Less accumulated depreciation                          (51,639)              (33,555)
                                                     -----------           -----------
         Total equipment, furniture
         and leasehold improvements, net                 107,050                25,168
                                                     -----------           -----------

         Total assets                                $   907,473           $ 2,854,499
                                                     ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities:
    Obligations under research agreements            $   120,000           $   150,000
    Accounts payable and accrued liabilities             190,196               275,427
    Accrued compensation                                    --                  55,000
                                                     -----------           -----------

         Total current liabilities                       310,196               480,427


Commitments and contingencies                               --                    --

Stockholders' equity (deficit):
  Common stock, $.0002145 par value;
    15,000,000 shares authorized:
    8,195,810 shares issued and
    outstanding, respectively                              1,758                 1,758
  Additional paid-in capital                           6,259,636             6,259,636
  Deficit accumulated during the
    development stage                                 (5,664,117)           (3,887,322)
                                                     -----------           -----------
         Total stockholders' equity (deficit)            597,277             2,374,072
                                                     -----------           -----------
         Total liabilities and stockholders'
           equity (deficit)                          $   907,473           $ 2,854,499
                                                     ===========           ===========


The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Unaudited)

                                                                                                             INCEPTION
                                                                                                          (JUNE 15, 1990)
                                            THREE MONTHS                        NINE MONTHS                   THROUGH
                                            SEPTEMBER 30,                      SEPTEMBER 30,               SEPTEMBER 30,
                                       1998              1997             1998              1997               1998
                                       ----              ----             ----              ----               ----

Revenues:
  Licensing revenues             $       --          $      --       $      --         $    550,000       $     550,000

Expenses:
  Research and
   development                      372,786             372,678         921,085             861,381           6,395,616
  General and
   administrative                   325,346             292,796         936,747             772,069           4,083,599
                                 ----------          ----------     -----------        ------------        ------------
    Total Expenses                  698,132             665,474       1,857,832           1,633,450          10,479,215

Loss from operations               (698,132)           (665,474)     (1,857,832)         (1,083,450)         (9,929,215)

Interest income                      15,587              49,134          81,037             158,524             529,813
Interest expense                         --                  --              --                  --            (735,606)
                                 ----------          ----------     -----------        ------------        ------------
  Interest income
    (expense) - net                  15,587              49,134          81,037             158,524            (205,793)

Net loss                         $ (682,545)         $ (616,340)    $(1,776,795)       $   (924,926)       $(10,135,008)
                                 ==========          ==========     ===========        ============        ============

Net loss per share               $     (.08)         $     (.08)    $      (.22)       $       (.11)
                                 ==========          ==========     ===========        ============

Weighted average
 shares used in
 computing net loss
 per share                        8,195,810           8,150,268       8,195,810           8,137,323
                                 ==========         ===========    ============        ============


        The accompanying notes are an integral part of these statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Unaudited)

                                                                                                    INCEPTION
                                                                                                 (JUNE 15, 1990)
                                                                                                     THROUGH
                                                           SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                                1998               1997               1998
                                                                ----               ----               ----
Cash flows used in operating activities:
  Net loss                                                  $(1,776,795)       $  (924,926)       $(10,135,008)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
  Depreciation and amortization                                  18,084              4,335              63,438
  Gain on disposal of equipment
    and furniture                                                    --                 --                (408)
  Services contributed (non-cash)
    by related party                                                 --                 --             101,042
  Interest payable to principal
    shareholder converted to stock                                   --                 --             523,385
  Compensation expense from non-employee
    stock options                                                    --                 --             219,035
  Restricted stock grant                                             --                 --              48,750
  Changes in assets and liabilities:
  Decrease (increase) in other assets                             7,535            (67,821)            (56,199)
  (Decrease) increase in accounts
         payable and accrued liabilities                       (170,231)          (141,374)            310,196
                                                            -----------        -----------        ------------

Net cash used in operating activities                        (1,921,407)        (1,129,786)         (8,925,769)
                                                            -----------        -----------        ------------

Cash flows used in investing activities:
  Purchase of equipment and furniture                           (99,966)           (13,242)           (159,791)
  Proceeds from disposal of
    equipment and furniture                                          --                 --                 810
                                                            -----------        -----------        ------------

Net cash used in investing activities                           (99,966)           (13,242)           (158,981)
                                                            -----------        -----------        ------------

Cash flows from financing activities:
  Proceeds from loan payable to
    principal stockholder                                            --                 --           1,500,000
  Advance on line of credit                                          --                 --           2,114,652
  Reduction in line of credit                                        --                 --          (2,114,652)
  Costs incurred related to the
    initial public offering                                          --                 --            (688,321)
  Proceeds from initial public offering                              --                 --           8,585,438
  Proceeds from issuance of common stock                             --             77,072             442,957
                                                            -----------        -----------        ------------

Net cash provided by financing activities                            --             77,072           9,840,074
                                                            -----------        -----------        ------------

Net increase (decrease) in cash                              (2,021,373)        (1,065,956)            755,324
  Cash, beginning of period                                   2,776,697          4,479,041                  --
                                                            -----------        -----------        ------------
  Cash, end of period                                       $   755,324        $ 3,413,085        $    755,324
                                                            ===========        ===========        ============


Supplemental disclosure of cash paid for:
  Interest                                                  $        --        $        --         $   212,222
  Income taxes                                                       --                 --                  --



      The accompanying notes are an integral part of these statements.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1   BASIS OF PRESENTATION

The financial information herein is unaudited, other than the Balance Sheet at December 31, 1997, which is derived from the audited financial statements.

The accompanying unaudited statements of NeoPharm, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, the results of operations from inception (June 15, 1990) to date (September 30, 1998), the changes in cash flows for the nine month periods ended September 30, 1998 and 1997, and the changes in cash flows from inception to date.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2   ACCOUNTING POLICIES

Effective the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investing by owners and distribution to owners, in a financial statement for the period in which they are recognized. As of September 30, 1998, the Company has no items of other Comprehensive Income and accordingly, is not required to report Comprehensive Income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements made by NeoPharm Inc. (the "Company") in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development, approval by the Food and Drug Administration ("FDA") and foreign health authorities, and market acceptance, of the Company's products in development, the Company's ability to further raise capital, the Company's dependence on key personnel, and other factors referenced under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

Since its inception in 1990, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with academic research and clinical institutions. Through September 30, 1998, with the exception of license fees, the Company has not generated any revenue from operations.

The Company has filed one New Drug Application ("NDA") related to the use of BUdR as a prognostic indicator in breast cancer. This NDA was filed in December of 1996. In December of 1997, FDA's Oncology Advisory Committee ("ODAC") reviewed the NDA filing and voted not to recommend this indication to the FDA for approval. Since that decision, the Company has met with the FDA to respond to the concerns raised by ODAC. Based on these discussions, the Company is gathering additional data in order to respond to the FDA. Upon completion of the data gathering and analysis, the Company intends to file an amendment to its NDA for the approval of BUdR as an S-Phase labeling marker for breast cancer.

The Company's IL-13 chimeric protein product is the subject of a Cooperative Research and Development Agreement ("CRADA") with the FDA and the subject of a licensing agreement with the National Institute of Health. The IL-13 chimeric protein is the fusion of the receptor-binding ligand IL-13 with a derivative of Pseudomonas exotoxin (PE38QQR). Research has demonstrated that some solid tumors express high numbers of IL-13 receptors on their cell surfaces. These receptor sites become a specific target for the IL-13 chimeric protein for inducing cytotoxicity at nanogram concentrations. Normal organs of the body are shown to exhibit minimal receptor sites thereby sparing these organs from any toxic effect.

The Company's liposome products are spheres of subcellular size composed primarily of phospholipids, certain of which are the primary components of living cell membranes. By encapsulating certain chemotherapeutic drugs in liposomes, the toxic side effects associated with the drug can be reduced and the dose increased, thereby potentially increasing the effectiveness of therapy through both increased drug action against cancer cells and reduced side effects. The Company believes its liposomes overcome the effects of multiple drug resistance, which is observed in an estimated 300,000 cancer patients each year.

The Company recently initiated human clinical trials involving LEP. These trials are initially being conducted at Allegheny University Medical Center in Philadelphia and were initiated after extensive preclinical testing showed that LEP was significantly better tolerated that the current formulation of paclitaxel with equal anti-tumor activity. These clinical trials will use LEP on patients with a variety of cancers.

The Company recently began Phase II trials with LED in patients with prostate cancer. The trials are being conducted at several different academic research institutions. Preliminary results should be available in 1999 from this study.

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

Results of Operations - Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

Research and development expenses increased by 7% or $59,704 for the nine month period ended September 30, 1998 compared to the nine month period ended September 30, 1997. 1998 activity relates to the start up of LED, LEP and IL-13 research and development efforts, and to a lesser extent, efforts related to submitting additional data to the FDA related to the Broxine NDA. 1997 activity was primarily focused on the NDA related to Broxine.

General and administration expenses increased 21% or $164,678 for the nine month period ended September 30, 1998 compared to the nine month period ended September 30, 1997, primarily due to increased payroll expenses and investor relation activities.

The Company generated interest income on excess cash balances of $81,037 and $158,524 for the nine month periods ended September 30, 1998 and September 30, 1997, respectively.

The net loss for the nine month period ended September 30, 1998 was $1,776,795 compared to a net loss of $924,926 for the nine month period ended September 30, 1997. The Company received $550,000 of licensing revenue in the second quarter of 1997 but recorded no revenues in 1998. The Company expects losses to continue as planned product development continues.

Results of Operations - Three Months Ended September 30, 1998 vs. Three Months Ended September 30, 1997

Research and development expenses remained essentially unchanged for the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997. 1998 activity relates to the start up of LED, LEP and IL-13 research and development efforts whereas 1997 activity was primarily focused on the NDA related to Broxine.

General and administration expenses increased 11% or $32,550 for the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997, primarily due to increased payroll expenses and investor relation activities.

The Company generated interest income on excess cash balances of $15,587 and $49,134 for the three month periods ended September 30, 1998 and September 30, 1997, respectively.

The net loss for the three month period ended September 30, 1998 was $682,545 compared to the net loss of $616,340 for the three month period ended September 30, 1997. The Company expects losses to continue as planned product development continues.

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

On October 22, 1998, the Company established a $3,000,000 line of credit with the John N. Kapoor Trust dtd. 9/20/89, an entity affiliated with the Company's Chairman. Interest on borrowings on the line of credit will accrue at the rate of 2% over the prime rate of the Northern Trust Bank. The accrued interest and outstanding principal becomes due and payable the earlier of October 1, 2001 or the date upon which the Company completes a public or private offering of debt or equity securities or a licensing agreement for its products.

At September 30, 1998, the Company's cash and cash equivalents were $755,324 compared to $2,776,697 at December 31, 1997. The Company plans to finance its immediate needs principally from its existing capital resources and interest thereon, and to the extent available, through collaborative agreements with corporate partners and future public and private financing. The Company's long term capital needs will require substantial additional funding in order to continue its research and product development programs. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of product testing, relationships with potential partnerships and collaborations, and the FDA regulatory process. No assurance can be given that additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

The Year 2000 Issue

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company has conducted a review of its computer systems and management believes that the Year 2000 issue will not materially impact it.

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

     Item 3.                 Defaults Upon Senior Securities             None

     Item 4.                 Submission of Matters to a Vote             None
                             of Security-Holders

     Item 5.                 Other Information                           None

     Item 6.                 Exhibits and Reports on Form 8-K

                             (a)    Exhibits

                             10.15  Line of Credit Agreement, dated as of
                                    September 30, 1998, by and between the
                                    Company and the John N. Kapoor Trust

                             (b)    Reports on Form 8-K                  None

                                 SIGNATURE PAGE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                 NEOPHARM, INC.

                                                 By: /s/  Kevin M. Harris
                                                    ---------------------------
                                                    Kevin M. Harris,
                                                    Chief Financial Officer
                                                    and authorized officer

                                                 Date: November 13, 1998