Form 10-K
period 1998-12-31
NEOPHARM INC
filed 1999-03-31
CIK 942788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 33-90516

                            ------------------------

                                 NEOPHARM, INC.

             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                             51-0327886
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                    Number)
                                                          60015
                                                       (Zip Code)

                              100 CORPORATE NORTH
                                   SUITE 215
                             BANNOCKBURN, ILLINOIS
            (Address of Principal Executive Offices) (847) 295-8678
              (Registrant's Telephone Number, Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                       COMMON STOCK, $.0002145 PAR VALUE
                                (Title of class)
        WARRANTS TO PURCHASE SHARES OF COMMON STOCK, $.0002145 PAR VALUE
                                (Title of class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

 .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    The aggregate market value of the Registrant's common stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of 5% of the registrant's stock) of the registrant, par value $.0002145 per share, (based on the closing price of such shares on the American Stock Exchange on March 19, 1999) was $40,926,325. As of March 19, 1999 there were 8,454,621 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  -----
PART I

Item 1.     Business.........................................................................................           3
Item 2.     Properties.......................................................................................          18
Item 3.     Legal Proceedings................................................................................          18
Item 4.     Submission of Matters to a Vote of Security Holders..............................................          18

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters............................          19
Item 6.     Selected Financial Data..........................................................................          20
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations............          20
Item 8.     Financial Statements and Supplemental Data.......................................................          23
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............          23

PART III

Item 10.    Directors and Executive Officers of the Registrant...............................................          24
Item 11.    Executive Compensation...........................................................................          26
Item 12.    Security Ownership of Certain Beneficial Owners and Management...................................          27
Item 13.    Certain Relationships and Related Transactions...................................................          29

PART IV

Item 14.    Exhibits and Financial Statement Schedules.......................................................          31
            Signatures.......................................................................................          33

                                     PART I

                                ITEM 1. BUSINESS

THE COMPANY

    NeoPharm is a pharmaceutical Company engaged in the research and development of drugs for the diagnosis and treatment of various forms of cancer. Presently the Company has several drugs which are in varying stages of development: BUdR (Broxuridine), liposome encapsulated doxorubicin ("LED"), liposome encapsulated paclitaxel ("LEP"), liposome encapsulated antisense oligodeoxynucleotide ("LE-AON" and with LED and LEP the "Liposome Products"), IL-13 PE38QQR ("IL-13") and Mesothelin SS-(dsFv)-PE38 ("Mesothelin Mab"). IL-13 and Mesothelin Mab are both Ligand Target Cytotoxins that specifically target cancer cells and leave normal cells unaffected. See "NeoPharm Products" below.

    The Company has obtained rights to its various products as a result of agreements and relationships entered into with various third parties including the National Cancer Institute ("NCI"), the United States Food and Drug Administration ("FDA"), the National Institute of Health ("NIH") and Georgetown University. See "Research and Development, Collaborative Relationships and Licenses" below.

    To date, the Company has been engaged primarily in research and development of its developmental stage products. The Company has developed expertise in identification, development and preparation for regulatory approval of cancer drugs for both therapeutic and diagnostic purposes, although the Company has no products that are currently approved for sale. The Company currently has no marketing or sales staff and has conducted its activities primarily through consultants and at university research facilities. The Company will need to hire additional personnel and gain access to marketing and sales resources in order to continue the development and commercialization of its products. See "Marketing and Sales" below.

    NeoPharm, Inc. was incorporated in Delaware under the name OncoMed, Inc. in June 1990, and changed it's name to NeoPharm, Inc. in March, 1995. The Company's principal offices are located at 100 Corporate North, Suite 215, Bannockburn, Illinois 60015, and its telephone number is (847) 295-8678.

NEOPHARM PRODUCTS

    The Company is currently developing six compounds which all target various forms of cancer. Cancer is the second largest cause of death in the U.S. and there are a large number of new cases of cancer each year. However, for some types of cancer, there are no acceptable treatments, while for others, the currently available treatments are limited due to severe side effects. The Company's products under development offer either improvements to currently available technology or new technology that improves the efficacy and reduces the side effects. Before new drugs can be approved by the U.S. Food and Drug Administration, they must go through several test phases, from pre-clinical trials to Phase I to Phase II and Phase III trials. The products which the Company currently has under development are detailed in the following table:

                                                                                                  U.S. PATENT
COMPOUNDS                 USE OR ADVANTAGE             DEVELOPMENT STATUS  CANCER INDICATION        POSITION
-------------  --------------------------------------  ------------------  ------------------  ------------------

LED            We believe LED allows cancer patients   Phase I completed,  Breast, Prostate,         2 Patents
               to tolerate higher dosages of           initiated Phase II  Hematological
               chemotherapy providing greater          in June 1998
               therapeutic value in a number of types
               of cancer tumors.

LEP            We believe LEP allows cancer patients   Phase I in          Ovarian, Breast,          3 Patents
               to tolerate higher dosages of           September 1998      Lung
               chemotherapy, providing greater
               therapeutic value in a number of types
               of cancer tumors.

LE-AON         LE-AON is an antisense drug useful in   Pre-clinical        Head & Neck, Lung,        2 Patents
               enhancing the lethality and             trials ongoing,     Brain
               effectiveness of radiation              initiate Phase I
                                                       in the 2nd
                                                       Quarter, 1999

IL-13          IL-13 Chimeric Protein Exotoxin is a    Pre-clinical        Renal Cell, Brain,        2 Patents
Chimeric       genetically engineered compound         trials ongoing,     Kaposi's Sarcoma,
Protein        incorporating a highly toxic material   initiate Phase I    Breast
Exotoxin       that destroys cells once linked to the  in the
               target receptor on its surface.         2(nd)Quarter, 1999

Broxine-Registered Trademark- We believe Broxine will prove useful New drug Breast, Colon,           0 Patents
               in characterizing tumor cell growth in  application         Prostate,
               nearly all solid tumors.                pending before the  Hematologic
                                                       FDA

Mesothelin     Mesothelin Mab                          Phase I to be       Ovarian,                  5 Patents
Mab (Pending)  specifically targets those tumors that  initiated in 4(th)  Mesotheliomas,
               express Mesothelin Antigen on the       Quarter, 1999       Head & Neck
               surface of the cancer cells

    The Company's short term goal is to use its proprietary technology to significantly enhance the efficiency and reduce the side effects of currently available chemotherapy compounds.

    The Company's long term goal is to be a leading worldwide oncology drug development Company. To reach our goals the Company has developed the following strategies:

    - focus its resources exclusively on the expanding cancer market;

    - develop a balanced portfolio of anti-cancer drugs based on enhancing proven compounds;

    - develop novel therapeutic agents and leverage its expertise to identify compounds it can license; and

    - form strategic alliances with larger pharmaceutical and biotechnology companies to obtain financial and marketing support for certain of its product development activities.

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

    LIPOSOME PRODUCTS. The Company's Liposome Products consist of spheres of subcellular size composed primarily of phospholipids, certain of which are the primary components of living cell membranes, and can be made to contain and deliver drugs. This membrane encapsulation feature of liposomes enables the entrapped drug to be circulated in the bloodstream in higher concentrations for longer periods of time than the free drug. When certain drugs, including chemotherapeutic agents, are administered in conjunction with liposomes, they have been shown to produce fewer and less severe local and systemic side effects. Although liposomes have been investigated and used for many years as drug delivery systems, the difficulty in producing liposomes on a large scale, as well as the limited shelf life of many liposomes, have limited their use in clinical settings.

    The Company's LED is currently under development in three Phase II trials. The Company started a Phase II trial in hormone refractory prostate cancer patients in June 1998. The Company is also starting an additional trial in osteosarcoma (bone cancer) at higher doses of LED. These Phase II trials will be conducted in several cancer centers in the United States. The Company has also initiated a multi-center Phase II trial of LED in breast cancer patients who have failed most of the chemotherapy protocols to appreciate the capacity of LED in overcoming MDR in those patients. The Company also has a clinical trial with LED in myeloma, a blood cancer. The Company has also initiated a Phase I clinical study on LEP in September of 1998 for patients with lung cancer. These trials are on-going at this time. See "Government Regulation", below.

    In February, 1999, the Company signed a License Agreement with Pharmacia and UpJohn ("P&U") to develop and commercialize LEP and LED worldwide. The Company received a substantial up-front payment upon execution of the License Agreement and will receive milestone payments as clinical progress occurs under the License Agreement. The Company will also receive royalties on overseas sales and a co-promotion profit split on sales in the United States. Pursuant to the License Agreement, P&U will assume all further responsibility for, and the costs associated with, the further development and testing of LED and LEP and the obtaining of all regulatory approvals. In addition, the Company has agreed to sell $8,000,000 of its common stock to P&U when certain Investigatory New Drug ("IND") applications are transferred to P&U in accordance with a separate Stock Purchase Agreement at a price per share equal to 110% of the then market price of the common stock during the sixty (60) day period preceding the transfer of the INDs.

    LIGAND TARGETED CYTOTOXINS. In October 1997, the Company entered into an exclusive worldwide licensing agreement with the FDA and the NIH to develop and commercialize a chimeric human protein known as "IL13-PE38QQR." This is the fusion of receptor-binding with a derivative of Pseudomonas exotoxin (PE38QQR). The Company also entered into a Cooperative Research and Development Agreement ("CRADA") with the FDA for the clinical and commercial development of the IL-13 as an anticancer agent. See "Research and Development, Collaborative Relationships and Licenses" below.

    Extensive research by the scientists at FDA and NCI have demonstrated that some solid human tumors such as kidney cancer (renal cell carcinoma), brain cancer (glioblastoma), Kaposi's sarcoma and breast carcinoma express high numbers of IL-13 receptors on their cell surfaces. These receptors sites become a specific target for the IL-13 chimeric protein for inducing cytotoxicity at nanogram concentration. On the other hand, normal organs of the body are shown to exhibit minimal receptors sites thereby sparing these organs from any toxic effect. The Company expects to scale up the production of this chimeric protein to complete preclinical studies in the second quarter of 1999 to be followed later in the year by Phase I clinical program in humans with renal cell carcinoma and glioblastoma.

    The Company also recently signed and is awaiting confirmation from the NIH with respect to another CRADA and Licensing Agreement with the NIH for Mesothelin Mab for head and neck cancer and mesothelioma. Like IL-13, Mesothelin Mab targets mesothelin receptors on cancer cells and delivers a cytotoxin to destroy the cancer cell while leaving normal cells alone. Mesothelin Mab is expected to enter Phase I Clinical Studies in the later part of 1999.

    BUDR PRODUCT. Clinical trials involving prognostic use of BUdR have indicated that the information regarding tumor cell behavior provided by BUdR can assist the oncologist in selecting appropriate therapeutic regimens for the patients and enable better monitoring of the effectiveness of the chosen therapy.

    In December 1996, the Company filed an NDA with the FDA for BUdR as a prognostic agent in the treatment of breast cancer. The Company's NDA as it relates to BUdR as a prognostic indication in the treatment of breast cancer was accepted for review by the FDA and was reviewed by the FDA's Oncology Advisory Committee ("ODAC") on December 19, 1997, at which time ODAC voted not to recommend this indication to the FDA for approval. Since the ODAC action, the Company has met with the FDA to respond to concerns raised by ODAC for the purpose of continuing to pursue FDA approval. Based on these discussions the Company is gathering additional data and reanalyzing the existing data in order to obtain the FDA's approval of the Company's NDA. The original NDA was filed in December, 1996. The application has already been extended once and the Company was informed on March 31, 1998 that the time for processing the original application has expired. The Company is continuing to work with FDA to explore the requirements for a prognostic application.

    In May 1997, the Company entered into a collaboration agreement with BioChem Therapeutics, Inc., the wholly owned subsidiary of BioChem Pharma, under which BioChem Pharma will develop, market and distribute BUdR in Canada after receipt of approval from the Canadian Health Protection Branch ("HPB") of BUdR for certain specific uses, the applications for which will be submitted by BioChem Pharma. Upon signing the collaboration agreement, the Company received a nonrefundable initial payment. The Company may receive additional milestone payments based upon receipt of various approvals from the FDA and HPB.

RESEARCH AND DEVELOPMENT, COLLABORATIVE RELATIONSHIPS AND LICENSES

    RESEARCH AND DEVELOPMENT. During the three year period ended December 31, 1998, the Company has expended the following amounts on research and development: $1,611,000 for the fiscal year ended December 31, 1998, $1,412,000 for the fiscal year ended December 31, 1997 and $1,100,000 for the fiscal year ended December 31, 1996. It is anticipated that additional research and development will be required beyond 1999 and may necessitate the Company's obtaining additional capital.

    COLLABORATIVE RELATIONSHIPS AND LICENSES. The Company has entered into a Clinical Trials Agreement ("CTA") with the NCI, a CRADA with the FDA, a licensing agreement with the NIH and has licensed certain technology relating to its Liposome Products from Georgetown University. The principal terms of the foregoing agreements and the license are as follows:

    NCI CTA. In 1992 the Company entered into a CRADA with the NCI. Under the terms of the NCI CRADA, the Company has exclusive rights to the data generated with respect to BUdR by NCI for certain indications contained in the CRADA including tumors mestastic to the brain, astrocytomas, gastrointestinal cancers, colon cancer, pancreatic cancer, lung cancer, soft tissue sarcomas, head and neck cancer and leukemia. The NCI CRADA expired on September 13, 1998 and the Company then entered into a CTA with the NCI effective October 29, 1998. The CTA covers the same research that was the subject of the NCI CRADA. The CTA provides for collaboration on the clinical development for BUdR and access to related clinical data required for regulatory approval. Although BUdR is not covered by patents or patent applications, the Company believes that its exclusive access to the clinical data collected by NCI represent a significant competitive advantage for the Company in the development and eventual commercialization of BUdR.

    FDA CRADA. The Company entered into a CRADA with the FDA in October 1997 covering IL-13. Pursuant to the FDA CRADA, the Company has committed to commercialize the IL-13 chimeric protein product which it licensed from the NIH and FDA. The FDA has agreed to collaborate on the clinical development and commercialization of the licensed product.

    The Company is committed to pay $100,000 per year for the reasonable and necessary expenses incurred by the FDA in carrying out the FDA's responsibilities under the FDA CRADA. The FDA CRADA has a term of four years. During 1997 and 1998, the Company expensed $100,000 per year on research and development costs. The term of the FDA CRADA runs to August 27, 2001.

    NIH CRADA AND LICENSING AGREEMENTS. The Company has entered into an exclusive worldwide licensing agreement with the NIH and the FDA to develop and commercialize an IL-13 chimeric protein therapy (the "NIH License"). The NIH License required a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000, which increase to $25,000 after the first commercial sale. The NIH License also provides for milestone payments and royalties based on future product sales. The Company is required to pay the costs of filing and maintaining product patents on the licensed products. The Company also recently executed and is awaiting confirmation from the NIH regarding a second CRADA and a License Agreement with the NIH for Mesothelin Mab, a compound similar to IL-13 (Ligand Targeted Cytotoxin). The terms and conditions of the pending Mesothelin Mab Agreements with NIH are substantially the same as for the NIH Agreement.

    GEORGETOWN UNIVERSITY AGREEMENTS. The Company previously entered into two license and sponsored research agreements with Georgetown University relating to LED, LEP, and LE-AON ("the "Georgetown Licenses"). Under the Georgetown Licenses, and in return for the sponsorship of supportive research, the Company has exclusive licenses to manufacture and sell LED, LEP, and LE-AON. The Company will also be obligated to pay Georgetown royalties on commercial sales of the Liposome Products. In addition, the Company is obligated to make certain advance royalty payments to Georgetown, which payments will be credited against future royalties payable under the Company's agreements with Georgetown. The Georgetown Licenses are generally not terminable by Georgetown, except in the event of default by the Company. The Company's rights under the Georgetown Licenses with respect to LED and LEP have recently been sublicensed to P&U. See "NeoPharm Products-Liposome Products".

    Any default and resulting termination of the Georgetown Licenses would be materially adverse to the Company's liposome program, could require curtailment or termination of such program and could therefore have a material adverse effect on the Company's business, financial condition and results of operations. Dr. Aquilur Rahman, Chief Scientific Officer of the Company, is an Adjunct Professor of Radiology at Georgetown and Dr. Anatoly Dritschilo, a director of the Company, is the Chairman of the Department of Radiation Medicine and Medical Director of the Georgetown University Medical Center in Washington, D.C. See "Certain Relationships and Related Transactions".

MARKETING AND SALES

    The treatment of cancer is a highly specialized activity in which the treating oncologist tend to be concentrated in major medical centers. The Company's marketing strategy is designed to enable the Company to operate with a relatively small direct sales force in the United States. As products receive regulatory approval, the Company plans to develop a sales force of modest size to service the over 3,500 practicing oncologists in the United States. The Company also intends to pursue collaboration agreements with other Companies to market the Company's products elsewhere in the world.

    In May 1997, Neopharm entered into a collaboration agreement with BioChem Pharma, under which BioChem Pharma will develop, market and distribute BUdR in Canada after receipt of approval from the Canadian Health Protection Branch ("HPB") of BUdR for certain specific uses, the applications for which will be submitted by BioChem Pharma.

    The Company recently licensed its LEP and LED to P&U in February 1999. As part of its responsibilities under the License Agreement, P&U will have obligations to actively market and promote the LED and LEP products throughout the world once they have been approved for commercial sale, an event that is not expected to occur for several more years, if ever. Under the provisions of its License Agreement with P&U, the Company has received the right to co-promote the product within the United States. See "NeoPharm Products-Lipsome Products."

MANUFACTURING

    The Company does not intend to establish its own dedicated manufacturing facilities for the foreseeable future. Rather, the Company's manufacturing strategy will be to develop manufacturing relationships with established pharmaceutical manufacturers for production of BUdR, its Liposome Products, IL-13 and Mesothelin Mab.

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

PATENTS AND PROPRIETARY RIGHTS

    It will be the Company's policy to, where possible, file patent applications to protect technology, inventions and improvements that are important to the development of its business. Under its agreements with Georgetown University, the Company has licensed rights to four United States patents and one pending United States patent application relating to its Liposome Products under development. Under its agreements with the NIH, the Company has licensed rights to two United States patent relating to the IL-13 chimeric protein under development and three United States patents and two pending United States patents relating to the pending Mesothelin Mab agreements. BUdR is not currently the subject of patents or patent applications, and the Company does not expect to obtain patent protection for its BUdR product. The Company's principal advantage with respect to the development and planned commercialization of BUdR is its exclusive access under the CRADA to NCI's clinical data regarding the compound.

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

    OTHER REGULATIONS. The Company is also subject to various Federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research work. The extent of government regulation that might result from future legislation or administrative action cannot be predicted accurately. The Company has not made and does not anticipate making material capital expenditures with respect to the protection of the environment.

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

HUMAN RESOURCES

    As of March 16, 1999, the Company had six full time employees, and one part-time employee. The Company currently has consulting agreements with eight consultants. None of the Company's employees and consultants are represented by a collective bargaining arrangement, and the Company believes its relationship with its employees and consultants is satisfactory. The Company intends to continue to retain consultants and to add personnel in as the business strategy is implemented.

SCIENTIFIC ADVISORY BOARD

    The Company has assembled a seven-member Scientific Advisory Board. The members of the Scientific Advisory Board together provide expertise in areas of scientific and medical interest to the Company. The Company has entered into agreements with the Scientific Advisors providing that all inventions made by the Advisors when working for the Company will belong to the Company; however, most of the members of the Company's Scientific Advisory Board are employed on a full-time basis by academic or research institutions. The members of the Scientific Advisory Board are permitted to share information among themselves regarding the projects that they are working on with the Company. As of March 16, 1999, the Company had granted options to acquire an aggregate of 68,324 shares its Common Stock to members of the Scientific Advisory Board, and pays a retainer to compensate its Scientific Advisory Board members.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

    Statements in this Annual Report on Form 10-K under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company (sometimes referred to as "we" or "us")to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

    WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO JUDGE US. We are a development stage Company and our history of operations consists primarily of the development of our products and the sponsorship of research and clinical trials. Therefore, we have only a limited history upon which you may judge our performance and prospects.

    WE LACK SIGNIFICANT REVENUES AND ANTICIPATE CONTINUING LOSSES. We have incurred significant losses since inception. At December 31, 1998 and December 31, 1997, we had accumulated losses since inception of approximately $9,932,000 and $8,358,000 respectively. We may incur substantial additional operating losses for at least the next several years as our research and development efforts expand. We have only generated limited amounts of revenue from our license fees and we cannot predict when or if we will be able to develop other sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our products.

    OUR PRODUCTS ARE IN THE EARLY STAGE OF DEVELOPMENT AND WE DON'T KNOW IF THEY WILL BE SUCCESSFULLY DEVELOPED. Our research and development programs are at various states of development, ranging from the pre-clinical stage, to Phase I and Phase II clinical trials to a pending new drug application. We will need to conduct substantial additional research and development in order to develop our products, and we don't know whether our research and development will lead to the development of commercially viable products that are shown to be safe and effective in clinical trials. Our proposed products will also require clinical testing, regulatory approval and substantial additional investment prior to commercialization. Our proposed products are subject to the risks of failure inherent in the development of pharmaceutical products. These risks include the following:

    - some of our products may be found to be unsafe or ineffective, or may fail to receive the necessary regulatory clearances in a timely fashion, if at all;

    - our products, if safe and effective, may be difficult to manufacture on a large scale or may be uneconomical to market;

    - the proprietary rights of competitors may prevent us from marketing some of our products; and

    - competitors and other researchers may market more effective or less costly products for treatment of the same diseases.

    As a result, we do not know whether we will successfully develop any of our products, receive the required governmental regulatory approvals on a timely basis, become commercially viable or achieve market acceptance. Also, we have only limited experience in conducting clinical trials and other aspects of the regulatory process.

    We have experienced delays in our testing and development schedules and our expected testing and development schedules may not be met. Delays in our testing and development schedules could have a material adverse effect on our business, financial condition and results of operations.

    WE ARE DEPENDENT UPON DEVELOPING WORKING RELATIONSHIPS WITH OTHERS IN ORDER TO DEVELOP OUR PRODUCT. In order to successfully develop our products, we must develop and maintain strategic and collaborative relationships with government agencies, research institutions, public and private universities and hospitals.

    Our failure to develop and maintain any of the following strategic and collaborative relationships could have a material adverse effect on our business, financial condition and results of operations:

    - Our Broxine-Registered Trademark- product was the subject of a cooperative research and development agreement with the National Cancer Institute which gave us exclusive rights to data generated by the National Cancer Institute for certain cancer indications. That agreement expired on September 13, 1998 and was replaced by a clinical trials agreement which became effective October 29, 1998. Because our
      Broxine-Registered Trademark- product is not covered by patents or patent applications, our exclusive access to the data collected by the National Cancer Institute is of significant importance to us for the conduct of clinical trials and is a principal advantage over others.

    - Our IL-13 product is the subject of a cooperative research and development agreement with the FDA that extends through October 2001 and provides us with rights to the development of IL-13 with the FDA and to the data generated during the term of this agreement. This agreement may be terminated by either party upon sixty days advance notice without cause. Termination of this agreement would materially adversely affect our development program and could require curtailment or termination of that program.

    - We have also entered into two license and sponsored research agreements with Georgetown University relating to our liposomal products. These licenses are generally not terminable by Georgetown University except in the event of a default by us. Any such default and resulting termination of the licenses would be materially adverse to our liposome program and could require curtailment or termination of that program, and could adversely effect the sublicense agreements that we have entered into with Pharmacia & Upjohn Company for two of our liposome compounds.

    WE REQUIRE SUBSTANTIAL FUNDS AND WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE. We require substantial funds to conduct research and development, pre-clinical and clinical testing and to manufacture and market our proposed products. Our fixed commitments, including consulting fees, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase. Our cash requirements may vary materially from those now planned. We may seek to satisfy our future funding requirements through additional public or private offerings of securities, with collaborative arrangements with corporate partners or from other sources.

    Additional financing may not be available when we need it or be on terms acceptable to us. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our research and development programs, to relinquish rights to some of our technologies, therapeutic and diagnostic agents, product candidates or products, or to license third parties to commercialize products or technologies that we would otherwise seek to develop ourself. If additional capital is raised through the sale of equity or debt securities, the percentage ownership of our existing stockholders will be reduced and such securities may have rights, preferences or privileges superior to those of our current stockholders.

    WE DO NOT HAVE MANUFACTURING, MARKETING, OR SALES RESOURCES. We currently do not have internal manufacturing, marketing or sales resources. Since we focus on research and development and have limited resources, we do not anticipate spending a significant amount of cash to acquire resources and develop capabilities in these areas. Our manufacturing strategy will be to develop manufacturing relationships with established pharmaceutical manufacturers for the production of products. We can give no assurance that we will be able to enter into manufacturing agreements on commercially reasonable terms, if at all.

    WE DO NOT HAVE CLINICAL TESTING OR REGULATORY CAPABILITY. We currently do not have internal clinical testing or regulatory capability. If we develop compounds with commercial potential, we will have to hire additional personnel skilled in the clinical testing and the regulatory compliance processes. We may not successfully complete clinical testing of, obtain regulatory approval for, or manufacture or market any product we may develop, either independently or pursuant to manufacturing or marketing arrangements. Should we seek to enter into third-party arrangements, we cannot give any assurance that such arrangements can be successfully negotiated on commercially reasonable terms, if at all.

    WE MAY NOT BE ABLE TO PROTECT OUR PATENTS AND PROPRIETARY
INFORMATION. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, patent and trade secret protection for new technologies, products and processes is very important to us. We have obtained licenses to ten United States patent applications and have sixteen other issued or allowed patent applications outside the United States. With respect to these patents, however, no assurance can be given that:

    - any patents under any pending applications or on future patent applications will be issued;

    - the scope of any patent protection will exclude competitors or provide competitive advantages to us;

    - any of our patents that may be issued will be held valid if subsequently challenged;

    - others will not claim rights in or ownership to the patents and other proprietary rights held by us;

    - others will not independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how; or

    - others may be issued patents that require licensing and the payment of significant fees or royalties by us.

    Further, we may incur substantial costs in defending ourselves in suits that may be brought against us claiming infringement of the patent rights of others, in asserting our patent rights in a suit against another party, or in participating in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of invention in connection with our patent applications or those of others. If we lose, we may be forced to seek licenses, which may not be available on commercially reasonable terms, if at all, or subject us to significant liabilities to a third party and could, therefore, have a material adverse effect on us.

    Our Broxine-Registered Trademark- product is not currently the subject of patents or patent applications and we do not expect to obtain patent protection for this product. The lack of patent protection could have a material adverse effect on our business, financial condition and results of operations.

    Finally, we also rely on trade secrets, know-how and technological advantage to protect the technology we develop. Although we use confidentiality agreements and employee proprietary information and invention assignment agreements to protect our trade secrets and other unpatented know-how, these agreements may be breached by the other party thereto or may otherwise be of limited effectiveness or enforceability.

    CERTAIN OF OUR EXECUTIVE OFFICERS HAVE RELATIONSHIPS WITH OTHER ENTITIES AND HAVE CONFLICTS OF INTEREST. Messrs. John N. Kapoor, Mahendra Shah and Kevin M. Harris, who each hold executive positions with us, are also associated with EJ Financial Enterprises, Inc., a healthcare investment firm which is wholly owned by John N. Kapoor. On July 1, 1994, we entered into a consulting agreement with EJ Financial. The consulting agreement provides that we will pay EJ Financial $125,000 per year (paid quarterly) for certain business and financial services, including having certain officers of EJ Financial serve as officers of ours without pay. EJ Financial is involved in the management of healthcare companies in various fields, and Messrs. Kapoor, Shah and Harris are involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust, dated September 20, 1989, the beneficiary of which is Dr. John Kapoor, is a principal shareholder of each of these companies as well as us. The John N. Kapoor Trust and other entities controlled by John N. Kapoor beneficially own shares of our common stock, representing approximately 24% of our outstanding shares of common stock.

    Mr. Harris, our Chief Financial Officer, is also the Director of Taxes and Planning of EJ Financial. Accordingly, Mr. Harris will not devote all of his working hours to our affairs. In addition, EJ Financial is involved with other companies in the oncology field. Although these companies are pursuing different therapeutic approaches for the treatment of cancer, discoveries made by one or more of these companies could render our products less competitive or obsolete.

    WE PREVIOUSLY ENTERED INTO A LINE OF CREDIT WITH A TRUST WHOSE BENEFICIARY IS OUR PRINCIPAL SHAREHOLDER. On September 30, 1998, the John N. Kapoor Trust entered into a line of credit agreement with us (the "Line of Credit") pursuant to which we could borrow up to $3,000,000 at a rate of interest equal to 2% over the "prime rate" announced from time to time by The Northern Trust Bank of Chicago. Loans under the credit agreement were secured by a continuing security agreement which provided the Trust with a security interest in our assets. The Line of Credit was terminated by its terms in February 1999.

    MEMBERS OF OUR SCIENTIFIC ADVISORY BOARD COMMIT ONLY A PORTION OF THEIR TIME TO OUR BUSINESS AND RESEARCH ACTIVITIES AND WE MAY NOT HAVE RIGHTS TO THEIR INVENTIONS OR DISCOVERIES. Members of our scientific advisory board are employed on a full-time basis by academic or research institutions. These individuals will devote only a portion of their time to our business and research activities. Except for work performed specifically for and at our direction, the inventions or processes discovered by our consultants and scientific advisors will not become our property but will be the intellectual property of other institutions with which they may have an affiliation. If this happens, we would have to obtain licenses to such technology from such institutions. In addition, invention assignment agreements executed by scientific advisory board members and consultants in connection with their relationships with us may be subject to the rights of their primary employers or other third parties with whom such individuals have consulting relationships.

    OUR BUSINESS IS DEPENDENT UPON COMPLIANCE WITH GOVERNMENTAL REGULATIONS AND OBTAINING APPROVALS BY GOVERNMENTAL AGENCIES. Governmental authorities in the United States and other countries regulate our research, testing, manufacturing, labeling, distribution, marketing and advertising activities. The FDA and comparable agencies in foreign countries impose substantial requirements on our ability to introduce pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling procedures, sampling activities and other costly and time consuming procedures. Our proprietary products may require substantial clinical trials and FDA review as new drugs.

    We cannot predict with certainty if or when we might submit for regulatory review our products currently under development. Once we submit our potential products for review, we don't know whether the FDA or other regulatory agencies will grant approvals for any of our pharmaceutical products on a timely basis or at all. A delay in obtaining or failure to obtain these approvals may adversely affect our business. If we fail to comply with regulatory requirements, we could be subjected to regulatory or judicial enforcement actions, including product recalls or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products, withdrawal of approvals, and product liability exposure. Sales of our products outside the United States will be subject to regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay the introduction of our products in those countries.

    THE DEMAND FOR OUR PRODUCTS MAY BE ADVERSELY AFFECTED BY HEALTH CARE REFORM AND POTENTIAL LIMITATIONS ON THIRD-PARTY REIMBURSEMENT. The continuing effort of governmental and third-party payors to contain or reduce the costs of health care may reduce our revenues and profitability. We cannot predict the effect that health care reforms may have on our business, and it is possible that any reforms will hurt our business. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. We cannot be certain that our current and proposed products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell products on a competitive basis.

    WE ARE SUBJECT TO REGULATIONS REGARDING HAZARDOUS MATERIALS AND ENVIRONMENTAL MATTERS. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. We currently maintain a supply of several hazardous materials at our facilities. While we currently outsource our research and development programs involving the controlled use of biohazardous materials, if we conduct such programs, we might be required to incur significant cost to comply with environmental laws and regulations. In the event of an accident, we could be held liable for any damages that result, and such liability could exceed our resources.

    WE DON'T HAVE PRODUCT LIABILITY INSURANCE AT THIS TIME. We currently do not have any product liability insurance and our business exposes us to potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. Although we plan to obtain product liability insurance when and if our products become commercially available, there can be no assurance that we will be able to obtain or maintain this insurance on acceptable terms or that any insurance we obtain will provide us with adequate coverage against potential liabilities. Claims or losses in excess of any liability insurance coverage we obtain could have a material adverse effect on our business and prospects.

    WE MAY BE AFFECTED BY LITIGATION INVOLVING OUR CHAIRMAN. John N. Kapoor, our chairman and principal stockholder, was previously the chairman and president of Lyphomed Inc. Fujisawa Pharmaceutical Co. Ltd. was a major stockholder of Lyphomed from the mid-1980s until 1990, at which time Fujisawa completed a tender offer for the remaining shares of Lyphomed, including the shares held by Dr. Kapoor. Fujisawa filed suit in federal district court in Illinois against Dr. Kapoor alleging that between 1980 and 1986, Lyphomed filed a large number of allegedly fraudulent new drug applications with the FDA, and that Dr. Kapoor's failure to disclose these violations to Fujisawa constituted a violation of federal securities laws and the Racketeer Influenced and Corrupt Organizations Act. Fujisawa also alleged state common-law claims of constructive trust, fraud, breach of fiduciary duties and breach of warranty against Dr. Kapoor. In addition to substantial monetary relief in excess of $100,000,000 (which amount could be trebled under RICO), Fujisawa also seeks a constructive trust on the assets of Dr. Kapoor, which may include Dr. Kapoor's shares of our common stock or rights to acquire shares of our common stock.

    Dr. Kapoor has vigorously defended himself against all these allegations. In the federal lawsuit, Dr. Kapoor's motion for summary judgement was granted by the trial court. However, the Seventh Circuit Court of Appeals subsequently reversed, in part, the trial court's decision, reinstating the RICO claims against Dr. Kapoor. Dr. Kapoor's subsequent motion for summary judgment was denied and the matter has been referred to a special master for mediation discussions. It is anticipated that in the absence of resolution of the matter, a trial would be held in late 1999 or early in 2000. Fujisawa's claims under state law against Dr. Kapoor are also pending. A related suit filed by Dr. Kapoor in Delaware Chancery Court seeking to require Lyphomed to advance to Dr. Kapoor the cost of his defense to all of Fujisawa's lawsuits was decided in Dr. Kapoor's favor and that decision was subsequently affirmed by the Delaware Supreme Court. Finally, a countersuit filed by Dr. Kapoor against Fujisawa in the Circuit Court of Cook County for breach of contract was dismissed without prejudice with the court determining that the proper forum for such an action was as part of the pending federal lawsuit. The decision of the lower court was affirmed on appeal and Dr. Kapoor has filed a counterclaim for breach of contract as part of the federal court action.

    If a decision is made in favor of Fujisawa, Fujisawa may acquire the right to control Dr. Kapoor's shares of our common stock, which comprise 24% of our common stock. This decision could have a material adverse effect on us.

    SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT OUR STOCK PRICE. If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. These sales might also make it more difficult to sell our equity or equity related securities in the future at a time and price that we deem appropriate. Of the 8,454,621 shares of common stock outstanding as of March 19, 1999, 3,792,746 shares are freely transferable without restriction or further registration under the Securities Act. The remaining 4,661,875 shares are "restricted securities," and may only be sold pursuant to a registration statement under the Securities Act or an applicable exemption from registration thereunder.

    WE ARE CONTROLLED BY OUR OFFICERS AND DIRECTORS. As of March 19, 1999, our directors and officers beneficially owned a total of 60.79% of the outstanding shares of our common stock. Accordingly, our officers and directors, if acting together, have the ability to elect a majority of our directors and otherwise control our operations.

    WE MAY REDEEM THE REDEEMABLE WARRANTS. Since July 25, 1997, the redeemable warrants have been subject to redemption by us at $0.01 per redeemable warrant on thirty (30) days' prior written notice to the redeemable warrantholders. We can only redeem the warrants if the average closing sale price of our common stock as reported on the American Stock Exchange equals or exceeds $5.60 per share for twenty (20) trading days within a period of thirty (30) consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption. If we redeem the redeemable warrants, holders of the redeemable warrants will lose their rights to purchase shares of our common stock issuable upon the exercise of the redeemable warrants.

    Upon receipt of a notice of redemption, holders would be required to:

    - exercise the redeemable warrants and pay the exercise price at a time when it may be disadvantageous for them to do so;

    - sell the redeemable warrants at the current market price, if any, when they might otherwise wish to hold the redeemable warrants; or

    - accept the redemption price which is likely to be substantially less than the market value of the redeemable warrants at the time of redemption.

    Since November 4, 1998, our common stock has traded above $5.60. As a result, we may redeem the redeemable warrants, if we wish. We are currently evaluating the merits of calling the redeemable warrants.

    HOLDERS OF REDEEMABLE WARRANTS MAY BE RESTRICTED FROM SELLING THE SHARES OF OUR COMMON STOCK UNDERLYING THE REDEEMABLE WARRANTS. The redeemable warrants are not exercisable unless, at the time of the exercise, we have a current prospectus covering the shares of common stock issuable upon exercise of the redeemable warrants, and such shares have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the
exercising holder of the redeemable warrants.   We do not intend to qualify the
redeemable warrants for exercise in the states in which the holders reside. As a result, holders of the redeemable warrants may be deprived of value. Although we have agreed to use our best efforts to keep a registration statement covering the shares of common stock issuable upon exercise of the redeemable warrants effective for the term of the redeemable warrants, if we fail to do so for any reason, your ability to resell the shares underlying the redeemable warrants will be materially adversely effected.

    Purchasers may buy redeemable warrants in the aftermarket or may move to jurisdictions in which the shares underlying the redeemable warrants are not registered or qualified during the period that the redeemable warrants are exercisable. If this happens, we can't issue shares to those persons desiring to exercise their redeemable warrants, and holders of redeemable warrants would have no choice but to attempt to sell the redeemable warrants in a jurisdiction where such sale is permissible or allow the redeemable warrants to expire unexercised.

    THE YEAR 2000 RISK MAY ADVERSELY AFFECT US. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results. We believe that our products and internal systems are currently year 2000 compliant. We are confirming our year 2000 compliance by obtaining representations by third party vendors of their products' year 2000 compliance, as well as specific testing of our products. The failure of products or systems maintained by third parties or our products and systems to be year 2000 complaint could cause us to incur significant expenses to remedy any problems, or seriously damage our business. We have not incurred significant costs to date complying with year 2000 requirements, and we do not believe that we will incur significant costs for such purposes in the foreseeable future.

                               ITEM 2. PROPERTIES

    The Company's administrative offices are located in approximately 1330 square feet of subleased office space in Bannockburn, Illinois. This subleased space is provided to the Company at a market rate rent by Option Care, Inc, an affiliate of the Company's Chairman and principal shareholder, John N. Kapoor. Until moving to the Bannockburn location in November of 1997, the Company occupied office space in Lake Forest, Illinois. This space was provided as part of a consulting agreement with EJ Financial. (See Note 8--"Transactions with Related Parties" in Notes to Financial Statements).

                           ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any litigation or other legal proceedings.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS

    From January 25, 1996 until December 2, 1996 the Company's Common Stock was quoted on the Nasdaq Stock Market's SmallCap Market under the trading symbol NPRM. Beginning on December 2, 1996, and continuing through the date of this report, the Common Stock has been traded on the American Stock Exchange ("AMEX") under the symbol NEO.

1997                                                                                                     HIGH         LOW
----------------------------------------------------------------------------------------------------     -----        ---
First Quarter.......................................................................................       9 5/8   6 3/8
Second Quarter......................................................................................       7 1/2   3 1/16
Third Quarter.......................................................................................       5 1/2   3 5/8
Fourth Quarter......................................................................................           9   3 3/4

1998                                                                                                   HIGH        LOW
---------------------------------------------------------------------------------------------------  ---------  ---------
First Quarter......................................................................................  5 3/4      3 3/4
Second Quarter.....................................................................................  4 15/16    2 15/16
Third Quarter......................................................................................  4 1/2      2
Fourth Quarter.....................................................................................  13 1/4     3 5/8

    As of March 19, 1999, there were 63 holders of record of the Common Stock, and the Company estimates that as of such date there were more than 400 beneficial holders of the Common Stock. The Company has never paid a cash dividend on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and other factors deemed relevant by the Board of Directors.

                        ITEM 6. SELECTED FINANCIAL DATA

                                                                                                              INCEPTION
                                                            FOR THE YEARS ENDED                             (JUNE 15,1990)
                                                               DECEMBER 31,                                    THROUGH
                                 -------------------------------------------------------------------------   DECEMBER 31,
                                     1994           1995           1996           1997           1998            1998
                                 -------------  -------------  -------------  -------------  -------------  --------------
Statement of Operations
  Data:
Revenues.......................  $    --        $    --        $    --        $     550,000  $    --        $      550,000
Operating expenses:
Research and development.......        813,761      1,068,683      1,099,631      1,411,692      1,611,343       7,085,874
General and administrative.....        107,286        244,901        956,924      1,370,486      1,691,132       4,837,984
                                 -------------  -------------  -------------  -------------  -------------  --------------
Loss from operations...........       (921,047)    (1,313,584)    (2,056,555)    (2,232,178)    (3,302,475)    (11,373,858)
Interest income................  $    --        $    --        $     238,275  $     210,501  $      88,752  $      537,528
Interest expense...............       (162,620)      (356,043)       (47,365)      --             --              (735,606)
                                 -------------  -------------  -------------  -------------  -------------  --------------
Interest income
  (expense)--net...............       (162,620)      (356,043)       190,910        210,501         88,752        (198,078)
                                 -------------  -------------  -------------  -------------  -------------  --------------
Loss Before Income Taxes.......  $  (1,083,667) $  (1,669,627) $  (1,865,645) $  (2,021,677) $  (3,213,723) $  (11,571,936)
Income Taxes...................       --             --             --             --           (1,640,000)     (1,640,000)
                                 -------------  -------------  -------------  -------------  -------------  --------------
Net Loss.......................  $  (1,083,667) $  (1,669,627) $  (1,865,645) $  (2,021,677) $  (1,573,723) $   (9,931,936)
                                 -------------  -------------  -------------  -------------  -------------  --------------
                                 -------------  -------------  -------------  -------------  -------------  --------------
Basic and Diluted
Net loss per share.............  $        (.32) $        (.36) $        (.24) $        (.25) $        (.19)
                                 -------------  -------------  -------------  -------------  -------------

                                                                      DECEMBER 31,
                                        -------------------------------------------------------------------------
                                            1994           1995           1996           1997           1998
                                        -------------  -------------  -------------  -------------  -------------
Balance Sheet Data:
Cash..................................  $       9,205  $         671  $   4,479,041  $   2,776,697  $      40,681
Working capital (deficit).............     (2,137,037)    (4,553,057)     4,013,010      2,348,904      1,077,255
Total assets..........................        112,988        495,891      4,492,208      2,854,499      1,781,548
Line of credit with bank..............        656,452      2,007,652       --             --             --
Loan payable to principal
  stockholder.........................      1,500,000      1,500,000       --             --             --
Deficit accumulated during the
  development stage...................     (2,801,264)      --           (1,865,645)    (3,887,322)    (5,461,045)
Total stockholders' equity (deficit)..     (2,691,773)    (4,361,392)     4,026,177      2,374,072      1,178,122

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since the Company's inception in June 1990, NeoPharm has devoted its resources primarily to fund research and product development programs. The Company has been unprofitable since inception and has had no revenues from the sale of products. The Company expects to continue to incur losses as it expands its research and development activities and sponsorship of clinical trials. As of December 31, 1998, the Company's accumulated deficit was approximately $5.5 million.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    The Company had no operating revenues during the three fiscal years ended December 31, 1998 except for a $550,000 payment received from BioChem Pharma in 1997 as part of a licensing and distribution agreement. Interest income for 1998 totaled $88,752. The Company completed its initial public offering in January 1996. Cash in excess of funds needed to retire debt, pay for issuance costs or pay outstanding payables was invested in short term investments.

    The Company incurred research and development expenses of approximately $1,611,000 in 1998 as compared to approximately $1,412,000 in 1997 and $1,100,000 in 1996. The increase in 1998 research and development expenses is primarily due to the increased research activity and the addition of two new employees related to the Company's Liposome Products. 1998, 1997 and 1996 expenses include payments made by the Company to Georgetown and the NCI pursuant to the Company's license and sponsored research agreements with Georgetown, its CRADA with the NCI, payments to U.S. Food and Drug Administration pursuant to the CRADA, and the NIH pursuant to its license agreement. The Company expects research and development spending to increase over the next several years. See "Item 1--Research and Development, Collaborative Relationships and Licenses."

    General and administrative expenses increased to approximately $1,691,000 in 1998 from approximately $1,370,000 in 1997. The increase was primarily the result of increased professional fees of $103,000, executive recruitment costs of $81,000, increased public relations costs of $29,000, increased insurance costs of $9,000, increased space costs of $35,000 and an increase in other miscellaneous expenses of $64,000. General and administrative expenses for 1997 compared to 1996 increased approximately $413,000. This increase was primarily the result of increased professional fees of $103,000 related to corporate public filings, increased personel costs and compensation expense related to non-employee stock options of $144,000 executive relocation expenses of $76,000, increased travel costs of $37,000 and on increase of miscellaneous office expense of $53,000.

    The Company incurred zero interest expense in both 1998 and 1997. Interest expense for 1997 compared to 1996 decreased approximately $47,000. The Company had outstanding debt for a portion of 1996. Proceeds from the initial public offering, completed in January, 1996, were used to retire both the debt owed to the principal shareholder and the line of credit provided by Harris Bank and Trust N.A. The principal stockholder converted the principal of and interest on the loan into shares of Common Stock and Warrants at the initial public offering price. Interest expense totaled approximately $356,000 in 1995. The proceeds of borrowings were used to fund the Company's operations during the period from 1994 to 1996. See "Item 13--Certain Relationships and Related Transactions" and
Note 3 of Notes to the Financial Statements.

INCEPTION TO DECEMBER 31, 1998

    The Company was taxed as an S Corporation from inception through October 11, 1995 when the S Corporation status was voluntarily terminated. Because the Company was taxed as an S Corporation, all of its net losses from inception through October 11, 1995 were passed through to its stockholders. Accordingly, the Company did not accumulate operating loss carry forwards prior to October 11, 1995. The deficit accumulated while under S Corporation status was reclassified to Additional Paid-In Capital in 1995. The Company has begun accruing net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, the Company has approximately $41 thousand dollars in cash and cash equivalents and net working capital of approximately $1.1 million. On October 22, 1998, the Company established a $3,000,000 line of credit (the "Line of Credit") with the John N. Kapoor Trust dtd. 9/20/89, an entity affiliated with the Company's Chairman. Interest on borrowings on the Line of Credit were accrued at the rate of 2% over the prime rate of the Northern Trust Bank. The accrued interest and outstanding principal were repaid on January 29, 1999 and the line of Credit terminated upon the signing of the Pharmacia and Upjohn licensing agreement in February 1999. The Company believes that cash and cash equivalents should be adequate to fund operations for the next 12 months. However, management can offer no assurances that additional funding will not be required during that period.

    The Company's assets at December 31, 1998 were $1,781,548 compared to $2,854,499 at December 31, 1997. This decrease in assets was primarily due to a reduction of cash and cash equivalents of approximately $2,736,000 as a result of cash used in operating activities of approximately $2,716,000, cash used to purchase equipment and furniture of approximately $102,000 and cash provided by issuance of stock of approximately $82,000.

    The Company's liabilities at December 31, 1998 increased to approximately $603,000 from approximately $480,000 at December 31, 1997.

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

THE YEAR 2000 ISSUE

    The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company has conducted a review of its computer systems and management believes that the Year 2000 issue will not materially impact the Company.

    The Company is in the process of identifying and assessing potential operating and software problems related to the year 2000 issue both internally and externally. It is the Company's intention to complete the identification phase by June 30, 1999 and take any required corrective action by September 30, 1999.

    The Company has completed an internal review of its hardware and software used in its operations and has assessed the Year 2000 readiness. Based on this review, the Company has not identified any material Year 2000 issues. The cost of this review is expected to be less than $5,000.

    Additionally, the Company is in the process of communicating with its significant vendors, service providers and collaboration partners to determine if such parties are Year 2000 compliant or have effective plans in place to address the Year 2000 issue and to determine the extent of the Company's vulnerability to the failure of third parties to remedy such issues. Based upon the responses that the Company receives from these third parties, the Company will assess its risks and develop appropriate contingency plans as needed.

    The Company does not expect the impact of the Year 2000 to have a material adverse impact on the Company's business or results of operations. However, no assurance can be given that any required changes to the Company's software or operating systems can be made in a timely fashion or that unanticipated or undiscovered Year 2000 problems will not arise that could have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that Year 2000 non-compliance by any of the Company's significant vendors, service providers or collaboration partners will not have a material adverse effect on the Company's business or results of operations.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The Financial Statements and Supplementary Data are incorporated herein by reference to the Company's Financial Statements included as Exhibit 1. The information is contained as follows:

                                                                                                                PAGE
                                                                                                                -----
Report of Arthur Andersen LLP, Independent Public Accountants..............................................          35
Balance Sheets.............................................................................................          36
Statements of Operations...................................................................................          37
Statements of Stockholders' Equity (Deficit)...............................................................          38
Statements of Cash Flows...................................................................................          41
Notes to Financial Statements..............................................................................          43

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURES

    None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are as follows:

                                                                                                                  POSITION
                                                                                                                    HELD
NAME                                                  AGE                          POSITION                         SINCE
------------------------------------------------      ---      ------------------------------------------------  -----------

John N. Kapoor, Ph.D.(2)........................          55   Director, Chairman of the Board                         1990

Aquilur Rahman, Ph.D............................          56   Director, Chief Scientific Officer                      1990

Anatoly Dritschilo, M.D.(1)(2)..................          54   Director                                                1990

James M. Hussey (3).............................          39   President, Chief Executive Officer, and Director        1998

Erick E. Hanson(1)..............................          52   Director                                                1997

Mahendra G. Shah, Ph.D..........................          54   Vice President, Corporate and Business                  1991
                                                               Development

Sander A. Flaum.................................          57   Director                                                1998

Kevin Harris....................................          38   Chief Financial Officer                                 1998

Lewis Strauss, M.D..............................          48   Vice President- Chief Medical Officer                   1998

------------------------

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

    John N. Kapoor, Ph.D., Chairman of the Board of Directors, has been a director of the Company since July 1990. Prior to forming the Company, Dr. Kapoor formed EJ Financial Enterprises, Inc., a health care consulting and investment Company, in March 1990, of which Dr. Kapoor is currently President. Dr. Kapoor is presently Chairman of Option Care, Inc., a provider of home health care services; Chairman of Unimed Pharmaceuticals, Inc., a developer and marketer of pharmaceuticals for cancer, endocrine disorders and infectious diseases; and Chairman of Akorn, Inc., a manufacturer, distributor, and marketer of generic ophthalmic products. Dr. Kapoor received his Ph.D. in medicinal chemistry from the State University of New York in 1970 and a B.S. in pharmacy from Bombay University in India.

    Aquilur Rahman, Ph.D., joined the Company as Chief Scientific Officer and as a member of the Board of Directors in July 1990. Dr. Rahman joined the Company on a full time basis in March 1996. Dr. Rahman is currently adjunct professor of radiology and was an associate professor of pathology and pharmacology at Georgetown University until March 1996. Dr. Rahman has more than 15 years of research experience in developing methods of chemotherapy treatment for cancer. Dr. Rahman received his Masters of Science in Biochemistry from the University of Dacca (Bangladesh) in 1964 and his Ph.D. in Pharmaceutics from the University of Strathclyde (Glasgow, U.K.) in 1972.

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

    James M. Hussey joined the Company in March 1998 as its President, Chief Executive Officer, and a member of the Board of Directors. Mr. Hussey was previously the Chief Executive Officer of Physicians Quality Care, a managed care organization from 1994 to January, 1998. Previous to that, Mr. Hussey held several positions with Bristol-Myers Squibb from 1984 to 1994, most recently as the General Manager Midwest Integrated Regional Business Unit. Mr. Hussey received a B.S. from the College of Pharmacy at Butler University and an M.B.A. from the University of Illinois.

    Erick E. Hanson, joined the Company as a Director in April 1997. Mr. Hanson is currently President of Hanson and Associates, a consulting firm working with venture capital companies. Previously, Mr. Hanson served as President and Chief Executive Officer of OptionCare, Inc., a provider of home health care services. Prior to joining OptionCare, Inc. Mr. Hanson held a variety of positions with Caremark, Inc., including from 1991-1995, Vice President Sales and Marketing. Mr. Hanson served as President and Chief Operating Officer of Clinical Partners, Inc. in Boston, MA, from 1989-1991 and prior to 1989 was associated with Blue Cross and Blue Shield of Indiana for over twenty years. Mr. Hanson presently serves on the Board of Directors for Condell Medical Centers.

    Sander A. Flaum, joined the Company as a Director in July 1998. Mr. Flaum is President and Chief Executive Officer of Robert A. Becker EURO/RSCG, a marketing and advertising company. Prior to becoming President of Robert A. Becker, Mr. Flaum was Executive Vice President of Kleinter Advertising and prior to that served as Marketing Director of Lederle Laboratories, a division of American Cyanamid where he was employed from 1965-1984.

    Mahendra G. Shah, Ph.D., has served as Vice President of Corporate and Business Development of the Company since October 1991. Dr. Shah is also a Vice President of EJ Financial Enterprises, Inc., a position he has held since October 1991. Prior to joining the Company, Dr. Shah was the Senior Director of New Business Development with Fujisawa USA from January 1987 to October 1991. Dr. Shah received his M.S. in 1978 and Ph.D. in 1984 in Industrial Pharmacy from St. John's University and an M.S. in 1969 and a B.S. in 1967 in Pharmaceutical Chemistry from Gujarat University in India.

    Kevin M. Harris has served as Chief Financial Officer and Secretary of the Company since June 1998. Mr. Harris is also Director of Taxes and Planning at E.J. Financial Enterprises, Inc. a health care consulting and investment Company. Prior to joining E.J. Financial Enterprises in 1997, Mr. Harris was Vice-President of Finance of Duo-Fast Corporation. Previously, Mr. Harris worked eleven years in public accounting, including six years with Arthur Andersen & Company. Mr. Harris received a B.Sc. in accounting from Illinois State University in 1983 and a M.S. from DePaul University in 1988. Mr. Harris is a Certified Public Accountant and a Certified Financial Planner.

    Lewis Strauss, M.D., joined the Company as Chief Medical Officer, in April, 1998. After completing his medical training at Cornell Medical College and his pediatric residency at The John Hopkins School of Medicine in Baltimore, Dr. Strauss served as a Pediatric Oncologist at John Hopkins Oncology Center (1980-1991) and at Northwestern University (1991-1997).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during the 1998 fiscal year, all filing requirements applicable to its officers, directors and greater that 10% beneficial owners were complied with, with the exception that (i) the Initial Statement Of Beneficial Ownership Of Securities on Form 3, required to be filed by each of James M. Hussey, President and Chief Executive Officer of the

Company, Dr. Louis C. Strauss, Chief Medical Officer for the Company and Sander
A. Flaum, Director of the Company, were not filed within 10 days of each of those individuals assuming their respective offices, (ii) Dr. Dritschilo did not timely file a Form 4 report relating to transfers which has been made for estate planning purposes, and (iii) Mr. Harris did not timely file a Form 4 report regarding his initial acquisition of shares. Each of the aforementioned individuals has now made the required filings.

                        ITEM 11. EXECUTIVE COMPENSATION

    The following table summarizes the total compensation for services rendered to the Company for the fiscal year ended December 31, 1998, by those persons holding the position of Chief Executive Officer and for each executive officer who received more than $100,000 in salary and bonus in 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                     LONG TERM
                                                      ANNUAL COMPENSATION                       COMPENSATION AWARDS
                                    --------------------------------------------------------  -----------------------
                                                                ANNUAL                        RESTRICTED
                                                             COMPENSATION     OTHER ANNUAL      STOCK
NAME AND PRINCIPAL POSITION         FISCAL YEAR    SALARY      BONUS($)     COMPENSATION($)    AWARD($)   OPTIONS(#)
----------------------------------  -----------  ----------  -------------  ----------------  ----------  -----------

William C. Govier.................        1998   $    5,800    $       0       $        0     $        0           0
Chief Executive Officer and               1997   $  138,600    $       0       $        0     $        0           0
President (1)                             1996      121,000    $  39,600       $        0     $        0           0

James M. Hussey...................        1998   $  197,900    $  90,000       $     7100     $  187,500     400,000(4)
Chief Executive Officer and
President (1)

Aquilur Rahman....................        1998   $  178,000    $  54,000       $     9600     $        0           0
Chief Scientific Officer                  1997   $  167,000    $  51,000                0              0      50,000(3)
                                          1996   $  144,100    $  45,000                0              0           0

Lewis Straus M.D..................        1998   $  110,000    $  16,800       $   20,000     $   35,000      20,000(5)
Chief Medical Officer (2)

------------------------

(1) Dr. Grovier resigned as President, Chief Executive Officer and a Director effective January 18, 1998. Effective March 16, 1998, Mr. James M. Hussey succeeded Dr. Govier as President and Chief Executive Officer and was appointed to fill the vacancy in the Board of Directors created by Dr. Govier's departure.

(2) Dr. Stauss joined the Company as Chief Medical Officer on April 6, 1998.

(3) The stock options became exercisable for 50% of the covered shares on August 13, 1997 and the remaining shares became exercisable August 15, 1998 in accordance with the terms of the 1995 Stock Option Plan.

(4) The stock options became exercisable for 25% of the covered shares on January 16, 1999 and will become exercisable with respect to an additional 25% on each anniversary of such date

(5) The stock options become exercisable for 25% of the covered shares on April 6, 1999. And will become exercisable with respect to an additional 25% on each anniversary of such date.

                       OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information with respect to grants of options to purchase Common Stock granted to the Named Executive Officers during the fiscal year ended December 31, 1998:

                               INDIVIDUAL GRANTS

                                                                                                       POTENTIAL REALIZABLE
                                                                                                         VALUE AS ASSUMED
                                                           % OF TOTAL                                 ANNUAL RATES OF STOCK
                                                             OPTIONS                                    PRICE APPRECIATION
                                                           GRANTED TO      EXERCISE                      FOR OPTION TERM
                                              GRANTED     EMPLOYEES IN     PRICE PER   EXPIRATION   --------------------------
NAME                                        OPTIONS (#)    FISCAL YEAR       SHARE        DATE           5%           10%
------------------------------------------  -----------  ---------------  -----------  -----------  ------------  ------------
James M. Hussey...........................     400,000          71.81%     $    4.75      1/16/08   $  1,194,900  $  3,028,111
Lewis Strauss.............................      20,000           3.59%     $    3.75      4/06/08   $     47,167  $    119,531

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                    YEAR, AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth information with respect to stock options exercised during the fiscal year ended December 31, 1998, and the value at December 31, 1998 of unexercised stock options held by our executive officers:

                         FISCAL YEAR END OPTION VALUES

                                                                                           NUMBER OF           VALUE OF
                                                                                          UNEXERCISED        UNEXERCISED
                                                                                       OPTIONS AT FISCAL    OPTIONS IN-THE
                                                                                           YEAR-END             MONEY
                                                        SHARES                           EXERCISABLE/     AT FISCAL YEAR-END
                                                      ACQUIRED ON        REALIZED       UNEXERCISEABLE       EXERCISABLE/
NAME                                                 EXERCISE (#)        VALUE($)             (#)         UNEXERCISEABLE($)*
-------------------------------------------------  -----------------  ---------------  -----------------  ------------------

William C. Govier................................              0                 0                0/0      $           0/$0

James M. Hussey..................................              0                 0          0/400,000      $   0/$2,950,000

Aquilur Rahman...................................              0                 0           50,000/0      $     0/$256,250

Lewis Strauss....................................              0                 0           0/20,000      $     0/$167,500

------------------------

* Represents the fair market value at December 31, 1998, of the common stock underlying the options minus the exercise price.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 19, 1999 for (i) all people that beneficially own more than 5% of the Company's outstanding common stock,
(ii) all directors, (iii) all executive officers and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 8,454,621 shares of common stock outstanding as of March 19, 1999, plus 559,004 shares subject to warrants and options that are considered to be beneficially owned by certain of the persons listed. Shares of common stock subject to options or warrants exercisable or convertible within 60 days of March 19, 1999 are deemed outstanding for computing the percentage of the person or group holding such options or warrants.

                                                                         AMOUNT AND NATURE OF
                                                                             PERCENTAGE OF         PERCENTAGE OF
                                                                              BENEFICIAL        SHARES BENEFICIALLY
NAME OF BENEFICIAL OWNER                                                     OWNERSHIP(3)              OWNED
-----------------------------------------------------------------------  ---------------------  -------------------

John N. Kapoor.........................................................         2,146,957(1)             23.82%
  EJ Financial Enterprises, Inc.
  225 E. Deerpath, Suite 250
  Lake Forest, IL 60045

John N. Kapoor 1994-A..................................................         1,550,453(2)             17.20%
  Annuity Trust
  225 E. Deerpath, Suite 250
  Lake Forest,IL 60045

Aquilur Rahman.........................................................           915,540                10.16%
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

Anatoly Dritschilo.....................................................           259,136                 2.87%
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

James M. Hussey........................................................           166,373                 1.85%
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

Erick E. Hanson........................................................             2,000                  .02%
  100 Corporate North, Suite 212
  Bannockburn, IL 60015

Sander Flaum...........................................................             2,000                  .02%
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

William C. Govier......................................................           233,134                 2.59%
  225 E. Deerpath, Suite 250
  Lake Forest,IL 60045

Mahendra Shah..........................................................           187,106                 2.08%
  225 E. Deerpath, Suite 250
  Lake Forest,IL 60045

Kevin M. Harris........................................................               600                  .01%
  225 E. Deerpath, Suite 250
  Lake Forest,IL 60045

Lewis Strauss..........................................................            15,862                  .18%
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

All officers and a directors as group (10 persons).....................         5,479,161                60.79%

------------------------

(1) Includes 620,059 shares held by John N. Kapoor Trust, dtd 9/20/89, of which Dr. Kapoor is the sole trustee and sole beneficiary and 904,812 shares held by EJ Financial/NEO Management, L.P. (the

    "Limited Partnership") of which John N. Kapoor is the Managing General Partner. The address of the John N. Kapoor Trust and the Limited Partnership is 225 East Deerpath, Suite 250, Lake Forest, Illinois 60045. The John N. Kapoor Trust also owns warrants to purchase 287,004 shares of common stock, which are assumed to have been exercised for purposes of disclosing the ownership indicated. The amount shown also includes 300,000 shares of common stock which are held by the John N. Kapoor Charitable Trust of which Dr. Kapoor and his spouse are co-trustees. Dr. Kapoor disclaims beneficial ownership of the shares held by the charitable trust.

(2) The sole trustee of the John N. Kapoor 1994-A Annuity Trust is Editha Kapoor, Dr. Kapoor's spouse. Mrs. Kapoor also serves as trustee for four trusts which have been established for their children and which collectively own 310,848 shares. In addition, Ms. Kapoor serves as co-trustee with Dr. Kapoor of the John N. Kapoor Charitable Trust which shares are not included in the reported shares.

(3) Does not include shares held by family members of officers or directors, or trusts established for the family members of officers or director, provided that such officers or directors do not have or share voting or investment power with such family members or trusts and such officers or directors have disclaimed beneficial ownership over such shares.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In November, 1997 the Company relocated its principal corporate office to space subleased from Option Care, Inc. Mr. Hanson, a director of the Company, was formerly President, CEO and a Director of Option Care. In addition, Dr. Kapoor, Chairman of the Company's Board of Directors, is a director and principal shareholder of Option Care. Dr. Kapoor holds 57.5% of the outstanding shares of Option Care, Inc. The sublease was negotiated at arms length. The Company expensed approximately $38,700 for rent under the Option Care sublease during 1998.

    On July 1, 1994, the Company entered into a Consulting Agreement with EJ Financial Enterprises, Inc. ("EJ Financial"). The Consulting Agreement provides that the Company will pay EJ Financial $125,000 per year (paid quarterly) for certain business and financial services, including having certain officers of EJ Financial serve as officers of the Company. Dr. John Kapoor, the Company's Chairman of the Board is the president and a director of EJ Financial. Dr. Mahendra Shah, Vice President of the Company, is also a Vice President of EJ Financial. Mr. Kevin Harris, Chief Financial Officer of the Company, is Director of Taxes and Planning of EJ Financial. Dr. Kapoor, Dr. Shah and Kevin Harris are paid by EJ Financial. They do not receive compensation from the Company. These charges reflect the increased need for EJ Financial's services in connection with the operation of NeoPharm as a publicly-held Company. Unless terminated by the parties, the management services agreement with EJ Financial automatically renews in June of each year for a one year term.

    On October 22, 1998, the Company established a $3,000,000 line of credit (the "Line of Credit") with the John N. Kapoor Trust dtd 9/20/89 (the "Trust") the sole trustee and sole beneficiary of which is John N. Kapoor, the Company's Chairman. Interest on borrowings on the Line of Credit accrued at the rate of 2% over the prime rate charged by the Northern Trust Bank. The accrued interest and outstanding principal became due and payable at the earlier of October 1, 2001 or the date on which the Company completed a public or private offering of debt or equity securities or a licensing agreement for its products. There were no borrowings on the Line of Credit during 1998 and borrowings of $250,000 in 1999. The Line of Credit was terminated in February 1999 as a result of the Company entering in a license agreement with Pharmacia & Upjohn and the Line of Credit was thereupon repaid in the amount of $250,000 of principal and $1,100 of interest.

    Dr. Aquilur Rahman, Chief Scientific Officer and a Director of the Company, was formerly an associate professor of pathology and pharmacology at Georgetown University. Dr. Anthony Dritschilo, a Director of the Company, is currently chairman of the Department of Radiation Medicine and Medical Director of the Georgetown Medical Center in Washington, D.C. As a result of their respective positions with Georgetown University both Dr. Rahman and Dr. Dritschilo entered into agreements with Georgetown relating to the ownership of inventions and other intellectual property developed while in Georgetown's employ. As part of their agreements with Georgetown University, Dr. Rahman and Dritschilo have advised the Company that Georgetown University will share with each of them payments which Georgetown receives from the Company under the License Agreements between the Company and Georgetown. While there were no royalty or other payments to Georgetown University by the Company in 1998, as a result of the Company entering into a License Agreement with Pharmacia & Upjohn in February 1999, a payment of $800,000 was recently made to Georgetown University and, assuming regulatory approval is obtained in the future for the Company's LED and LEP compounds, additional royalty payments, which could be substantial, would be made by the Company to Georgetown in the future which the Company understands Georgetown would then share with the foregoing named individuals.

    In connection with the Company's initial public offering, the Company adopted a policy whereby any further transaction between the Company and its officers, directors, principal shareholders and any affiliates of the foregoing persons will be on terms no less favorable to the Company than could reasonably be obtained in arm's length transactions with independent third parties, and that any such transactions also be approved by a majority of the Company's disinterested outside directors.

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

     10.3  Form of Director and Officer Indemnification Agreement. filed with the Commission as
           Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 33-90516),
           is incorporated by reference.

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

    10.09  Harris Bank and Trust Company Loan Agreement dated March 16, 1995, as amended on
           October 5, 1995. filed with the Commission as Exhibit 10.10 to the Company's
           Registration Statement on Form S-1 (File No. 33-90516), is incorporated by reference.

    10.10  Option Agreement, dated as of August 13, 1996, between the Company and John N. Kapoor and Anatoly Dritschilo, incorporated by reference to Exhibit 10.11 of the Company's report on Form 10-K for the fiscal year ended December 31, 1996.

    10.11  Cooperative Research and Development Agreement between the Company and the Food and
           Drug Administration dated August 27, 1997.

    10.12  License Agreement between the Company and the National Institute of Health dated
           September 23, 1997.

    10.13  Employment agreement between James M. Hussey and the Company dated March 16, 1998.

    10.14  1998 Equity Incentive Plan filed with the Commission on October 30, 1998 as Exhibit
           4.1 to the Company's Registration Statement on Form S-8 (File No. 333-66365), is
           incorporated by reference.

    10.15  Collaboration Agreement by and between the Company and BioChem Therapeutic Inc. dated
           May 12, 1997.

    10.16  License Agreement by and between the Company and Pharmacia and Upjohn Company dated
           February 19, 1999, filed with the Commission as Exhibit 10.1 of the Company's report on Form 8-K (File No.33-09516), is incorporated by reference.

    10.17  Stock Purchase Agreement by and between the Company and Pharmacia and Upjohn Company dated February 19, 1999, filed with the Commission on as Exhibit 10.2 of the
           Company's report on Form 8-K (File No. 33-09516), is incorporated by reference.

    10.18  Amendment No. 1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated January, 1990.

    10.19  Amendment No. 1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated April 18, 1994.

    10.20  Line of Credit Agreement, dated as of September 30, 1998, by and between Registrant and the John N. Kapoor Trust dated September 20, 1989 filed with the Commission on
           November 16, 1998 as exhibit 10.15 to the Registrant's report on Form 10-Q (File No.
           33-09516), is incorporated by reference.

     11.1  Calculation of Earnings Per Share.

       27  Financial Data Schedule

(b) Financial Statements

    (1) FINANCIAL STATEMENTS

    The financial statements filed as part of this Registration Statement are listed in the Index to Financial Statements of the Company on Page 34.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                NEOPHARM, INC.

                                By:             /s/ JAMES M. HUSSEY
                                     -----------------------------------------
                                                  James M. Hussey
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ JOHN N. KAPOOR
------------------------------  Director, Chairman of the     March 26, 1999
        John N. Kapoor            Board

      /s/ AQUILUR RAHMAN
------------------------------  Director, Chief Scientific    March 26, 1999
        Aquilur Rahman            Officer

    /s/ ANATOLY DRITSCHILO
------------------------------  Director                      March 26, 1999
      Anatoly Dritschilo

                                Director, President, and
     /s/ JAMES M. HUSSEY          Chief Executive Officer
------------------------------    (Principal Executive        March 26, 1999
       James M. Hussey            Officer)

     /s/ ERICK E. HANSON
------------------------------  Director                      March 26, 1999
       Erick E. Hanson

                                Chief Financial Officer
     /s/ KEVIN M. HARRIS          Principal Financial
------------------------------    Officer and Principal       March 26, 1999
       Kevin M. Harris            Accounting Officer)

       /s/ SANDER FLAUM
------------------------------  Director                      March 26, 1999
         Sander Flaum

                         INDEX TO FINANCIAL STATEMENTS

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                                                                                                                PAGE
                                                                                                                -----
Report of Arthur Andersen LLP, Independent Public Accountants..............................................          35
Balance Sheets.............................................................................................          36
Statements of Operations...................................................................................          37
Statements of Stockholders' Equity (Deficit)...............................................................          38
Statements of Cash Flows...................................................................................          41
Notes to Financial Statements..............................................................................          43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of NeoPharm, Inc.:

    We have audited the accompanying balance sheets of NeoPharm, Inc. (a Delaware corporation in the development stage) as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (June 15, 1990) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoPharm, Inc. as of December 31, 1997 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (June 15, 1990) to December 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 22, 1999

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1998
                                                                                        ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $  2,776,697  $     40,681
  Notes receivable--shareholder.......................................................        52,634            --
  Deferred taxes (Note 5).............................................................            --     1,640,000
                                                                                        ------------  ------------
    Total current assets..............................................................     2,829,331     1,680,681
Equipment and furniture:
  Equipment...........................................................................        32,492        82,690
  Furniture...........................................................................        26,231        78,877
  Less accumulated depreciation.......................................................       (33,555)      (60,700)
                                                                                        ------------  ------------
    Total equipment and furniture, net................................................        25,168       100,867
                                                                                        ------------  ------------
    Total assets......................................................................  $  2,854,499  $  1,781,548
                                                                                        ------------  ------------
                                                                                        ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Obligations under research agreements...............................................       150,000       260,000
  Accounts payable....................................................................       275,427       275,926
  Accrued compensation................................................................        55,000        67,500
                                                                                        ------------  ------------
    Total current liabilities.........................................................       480,427       603,426
                                                                                        ------------  ------------
Commitments and contingencies (Notes 6 and 7)
Stockholders' equity:
  Common stock, $.0002145 par value; 15,000,000 shares authorized, 8,195,810 and
    8,341,779 shares issued and outstanding as of December 31, 1997 and 1998,
    respectively......................................................................         1,758         1,789
  Additional paid-in capital..........................................................     6,259,636     6,637,378
  Deficit accumulated during the development stage....................................    (3,887,322)   (5,461,045)
                                                                                        ------------  ------------
    Total stockholders' equity........................................................     2,374,072     1,178,122
                                                                                        ------------  ------------
    Total liabilities and stockholders' equity........................................  $  2,854,499  $  1,781,548
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    The accompanying notes to financial statements are an integral part of these balance sheets.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS

                                                                                                     INCEPTION
                                                                                                     (JUNE 15,
                                                                  FOR THE YEARS ENDED                  1990)
                                                                     DECEMBER 31,                     THROUGH
                                                      -------------------------------------------   DECEMBER 31,
                                                          1996           1997           1998            1998
                                                      -------------  -------------  -------------  --------------
Revenues............................................  $          --  $     550,000  $          --   $    550,000
Expenses:
Research and development............................      1,099,631      1,411,692      1,611,343      7,085,874
General and administrative..........................        956,924      1,370,486      1,691,132      4,837,984
  Total expenses....................................      2,056,555      2,782,178      3,302,475     11,923,858
      Loss from operations..........................     (2,056,555)    (2,232,178)    (3,302,475)   (11,373,858)
Interest income.....................................        238,275        210,501         88,752        537,528
Interest expense....................................        (47,365)            --             --       (735,606)
    Interest income (expense)--net..................        190,910        210,501         88,752       (198,078)
Loss before income taxes............................  $  (1,865,645) $  (2,021,677) $  (3,213,723)  $(11,571,936)
Income taxes........................................             --             --     (1,640,000)    (1,640,000)
Net income/(loss)...................................  $  (1,865,645) $  (2,021,677) $  (1,573,723)  $ (9,931,936)
Net income/(loss) per share
  Basic.............................................  $        (.24) $        (.25) $        (.19)
  Diluted...........................................  $        (.24) $        (.25) $        (.19)
Weighted average shares outstanding
  Basic.............................................      7,803,412      8,146,746      8,213,980
  Diluted...........................................      8,312,378      8,939,143      8,757,187

  The accompanying notes to financial statements are an integral part of these statements.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE PERIOD FROM INCEPTION (JUNE 15, 1990)
                           THROUGH DECEMBER 31, 1998

                                                                                               DEFICIT
                                                           COMMON STOCK       ACCUMULATED       TOTAL
                                                       ---------------------   ADDITIONAL      DURING      STOCKHOLDERS'
                                                                      PAR       PAID-IN      DEVELOPMENT      EQUITY
                                                         SHARES      VALUE      CAPITAL         STAGE       (DEFICIT)
                                                       ----------  ---------  ------------  -------------  ------------
Balance at inception, June 15, 1990..................          --  $      --  $         --  $          --   $       --
Initial issuance of stock for cash on June 21, 1990
  ($.0002145 per share)..............................   3,263,888        700            --             --          700
Services contributed to Company by related party.....          --         --        13,542             --       13,542
Net loss.............................................          --         --            --       (188,441)    (188,441)
                                                       ----------  ---------  ------------  -------------  ------------
Balance at December 31, 1990.........................   3,263,888        700        13,542       (188,441)    (174,199)
                                                       ----------  ---------  ------------  -------------  ------------
Services contributed to Company by related party.....          --         --        25,000             --       25,000
Net loss.............................................          --         --            --       (468,771)    (468,771)
                                                       ----------  ---------  ------------  -------------  ------------
Balance at December 31, 1991.........................   3,263,888        700        38,542       (657,212)    (617,970)
                                                       ----------  ---------  ------------  -------------  ------------
Services contributed to Company by related party.....          --         --        25,000             --       25,000
Net loss.............................................          --         --            --       (567,962)    (567,962)
                                                       ----------  ---------  ------------  -------------  ------------
Balance at December 31, 1992.........................   3,263,888        700        63,542     (1,225,174)  (1,160,932)
                                                       ----------  ---------  ------------  -------------  ------------
Services contributed to Company by related party.....          --         --        25,000             --       25,000
Net loss.............................................          --         --            --       (492,423)    (492,423)
                                                       ----------  ---------  ------------  -------------  ------------
Balance at December 31, 1993.........................   3,263,888        700        88,542     (1,717,597)  (1,628,355)
                                                       ----------  ---------  ------------  -------------  ------------
Issuance of stock pursuant to exercise of stock
  options............................................   1,398,810        300         7,449             --        7,749
Services contributed to Company by related party.....          --         --        12,500             --       12,500
Net loss.............................................          --         --            --     (1,083,667)  (1,083,667)
                                                       ----------  ---------  ------------  -------------  ------------
Balance at December 31, 1994.........................   4,662,698      1,000       108,491     (2,801,264)  (2,691,773)
                                                       ----------  ---------  ------------  -------------  ------------

  The accompanying notes to financial statements are an integral part of these statements.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                 FOR THE PERIOD FROM INCEPTION (JUNE 15, 1990)
                           THROUGH DECEMBER 31, 1998

                                                                                               DEFICIT
                                                           COMMON STOCK       ACCUMULATED       TOTAL
                                                       ---------------------   ADDITIONAL      DURING      STOCKHOLDERS'
                                                                      PAR       PAID-IN      DEVELOPMENT      EQUITY
                                                         SHARES      VALUE      CAPITAL         STAGE       (DEFICIT)
                                                       ----------  ---------  ------------  -------------  ------------
Balance at December 31, 1994.........................   4,662,698      1,000       108,491     (2,801,264)  (2,691,773)
                                                       ----------  ---------  ------------  -------------  ------------
Issuance of stock pursuant to exercise of stock
  options............................................      37,302          8            --             --            8
Net loss.............................................          --         --            --     (1,669,627)  (1,669,627)
Reclassification of the deficit accumulated as the
  result of the termination of the Company's S
  Corporation status.................................          --         --    (4,470,891)     4,470,891           --
                                                       ----------  ---------  ------------  -------------  ------------
Balance at December 31, 1995.........................   4,700,000      1,008    (4,362,400)            --   (4,361,392)
                                                       ----------  ---------  ------------  -------------  ------------
Conversion of interest and loan payable to principal
  stockholder into common stock ($3.525 per share)...     574,008        123     2,023,262             --    2,023,385
Issuance of stock pursuant to the Company's public
  offering net of costs incurred.....................   2,772,260        595     7,896,521             --    7,897,116
Issuance of stock pursuant to exercise of stock
  options............................................      84,000         18       259,304             --      259,322
Net Loss.............................................          --         --            --     (1,865,645)  (1,865,645)
Issuance of options to non-employees.................          --         --        73,391             --       73,391
                                                       ----------  ---------  ------------  -------------  ------------
Balance at December 31, 1996.........................   8,130,268  $   1,744  $  5,890,078  $  (1,865,645)  $4,026,177
                                                       ----------  ---------  ------------  -------------  ------------

  The accompanying notes to financial statements are an integral part of these statements.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                 FOR THE PERIOD FROM INCEPTION (JUNE 15, 1990)
                           THROUGH DECEMBER 31, 1998

                                                                                               DEFICIT
                                                           COMMON STOCK       ACCUMULATED       TOTAL
                                                       ---------------------   ADDITIONAL      DURING      STOCKHOLDERS'
                                                                      PAR       PAID-IN      DEVELOPMENT      EQUITY
                                                         SHARES      VALUE      CAPITAL         STAGE       (DEFICIT)
                                                       ----------  ---------  ------------  -------------  ------------
Balance at December 31, 1996.........................   8,130,268  $   1,744  $  5,890,078  $  (1,865,645)  $4,026,177
                                                       ----------  ---------  ------------  -------------  ------------
Issuance of stock pursuant to exercise of stock
  options............................................      55,542         12       175,166             --      175,178
Issuance of stock pursuant to restricted stock
  grants.............................................      10,000          2        48,748             --       48,750
Net Loss.............................................          --         --            --     (2,021,677)  (2,021,677)
Issuance of options to non-employees.................          --         --       145,644             --      145,644
                                                       ----------  ---------  ------------  -------------  ------------
Balance at December 31, 1997.........................   8,195,810  $   1,758  $  6,259,636  $  (3,887,322)  $2,374,072
                                                       ----------  ---------  ------------  -------------  ------------
Issuance of stock pursuant to exercise of stock
  options............................................      22,500          5        82,339             --       82,344
Issuance of stock Pursuant to Restricted stock
  Grants.............................................      74,235         16       263,109             --      263,125
Exercise of warrants.................................      49,234         10           (10)            --           --
Net loss.............................................          --         --            --     (1,573,723)  (1,573,723)
Issuance of options to non-employees.................          --         --        32,304             --       32,304
                                                       ----------  ---------  ------------  -------------  ------------
Balance at December 31, 1998.........................   8,341,779  $   1,789  $  6,637,378  $  (5,461,045)  $1,178,122
                                                       ----------  ---------  ------------  -------------  ------------
                                                       ----------  ---------  ------------  -------------  ------------

    The accompanying notes to financial statements are an integral part of these statements.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS

                                                                                                     INCEPTION
                                                                                                     (JUNE 15,
                                                                  FOR THE YEARS ENDED                  1990)
                                                                     DECEMBER 31,                     THROUGH
                                                      -------------------------------------------   DECEMBER 31,
                                                          1996           1997           1998            1998
                                                      -------------  -------------  -------------  --------------
Cash flows used in operating activities:
Net loss............................................  $  (1,865,645) $  (2,021,677) $  (1,573,723)  $ (9,931,936)
Adjustments to reconcile net loss to net cash used
  by operating activities:
Depreciation and amortization.......................          6,279          6,727         27,145         72,499
Gain on disposal of equipment.......................             --             --             --           (408)
Deferred income taxes...............................             --             --     (1,640,000)    (1,640,000)
Services contributed (non-cash) by related party....             --             --             --        101,042
Interest payable to principal shareholder converted
  to stock..........................................        523,385             --             --        523,385
Compensation expense from non-employee stock
  option............................................         73,391        145,644         32,304        251,339
Restricted stock grants in lieu of cash
  compensation......................................             --         48,750        263,125        311,875
(Increase)Decrease in other assets..................             --        (52,634)        52,634        (11,100)
(Decrease)Increase accounts payable and accrued
  liabilities.......................................       (883,600)        14,396        122,999        603,426
                                                      -------------  -------------  -------------  --------------
      Net cash and cash equivalents used in
        operating activities........................     (2,146,190)    (1,858,794)    (2,715,516)    (9,719,878)
                                                      -------------  -------------  -------------  --------------
Cash flows used in investing activities:
Purchase of equipment and furniture.................        (10,663)       (18,728)      (102,844)      (162,669)
Proceeds from disposal of equipment.................             --             --             --            810
                                                      -------------  -------------  -------------  --------------
Net cash and cash equivalents used in investing
  activities........................................        (10,663)       (18,728)      (102,844)      (161,859)
                                                      -------------  -------------  -------------  --------------
Cash flows from financing activities:
Proceeds from loan payable to principal
  stockholder.......................................             --             --             --      1,500,000
Advance on line of credit...........................        107,000             --             --      2,114,652
Reduction in line of credit.........................     (2,114,652)            --             --     (2,114,652)
Costs incurred related to the initial public
  offering..........................................       (201,885)            --       (484,955)    (1,173,276)
Proceeds from initial public offering...............      8,585,438             --             --      8,585,438
Proceeds from issuance of common stock..............        259,322        175,178        567,299      1,010,256
                                                      -------------  -------------  -------------  --------------
      Net cash and cash equivalents provided by
        financing activities........................      6,635,223        175,178         82,344      9,922,418
                                                      -------------  -------------  -------------  --------------
Net increase (decrease) in cash.....................      4,478,370     (1,702,344)    (2,736,016)        40,681
Cash and cash equivalents, beginning of period......            671      4,479,041      2,776,697             --
                                                      -------------  -------------  -------------  --------------
Cash and cash equivalents, end of period............  $   4,479,041  $   2,776,697  $      40,681   $     40,681
                                                      -------------  -------------  -------------  --------------
                                                      -------------  -------------  -------------  --------------
Supplemental disclosure of cash paid for:
Interest............................................  $     113,846  $      84,585  $          --   $    212,222
Income taxes........................................             --             --             --             --

  The accompanying notes to financial statements are an integral part of these statements.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

    Supplemental disclosure of non-cash transactions:

    In 1996, the Company converted the $2,023,385 loan and $523,385 of accrued interest expense owed to the principal shareholder into 574,008 shares of common stock and 143,502 warrants to purchase common stock. The loan and accrued interest were converted at the initial public offering price.

    In 1997, two consultants to the Company each received 5,000 shares of restricted common stock as compensation. These grants were valued at the closing price of the traded common shares on the date of the grants.

    In 1998, the Company granted 69,235 shares of restricted common stock to employees as compensation. The Company also donated a total of 5,000 shares of restricted common stock to two charitable organizations on behalf of a consultant who provided services to the Company. Additionally, holders of the Company's Representatives warrants that were issued as part of the initial public offering exercised on a cashless basis 49,234 of the 135,000 outstanding warrants. Each warrant entitles the holder to two shares of common stock for an exercise price of $9.80. The cashless exercise of these warrants resulted in a charge of $484,955 to Additional Paid In Capital as cost related to the initial public offering.

  The accompanying notes to financial statements are an integral part of these statements.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. ORGANIZATION AND BUSINESS:

    NeoPharm, Inc. (the "Company"), a Delaware corporation in the development stage, was incorporated on June 15, 1990, under the name of OncoMed, Inc. In March 1995, the Company changed its name to NeoPharm, Inc. The Company is developing products to provide therapeutic and prognostic benefits in the treatment of various forms of cancer. The Company has one product which is the subject of a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI"), a unit of the National Institute of Health ("NIH") and a product, licensed from the NIH, that is the subject of a CRADA with the United States Food and Drug Administration ("FDA"). The Company also has rights to products developed under license and sponsored research agreements with Georgetown University ("Georgetown").

    The Company is in the development stage that requires substantial capital for research, product development and market development activities. The Company has not yet initiated marketing of a commercial product. The Company has filed one New Drug Application ("NDA") with the FDA for BUdR (Broxuridine) in a prognostic application. This and other proposed products will require clinical testing, regulatory approval and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to obtain additional working capital to develop, manufacture and market its products and, ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be able to obtain necessary financing or regulatory approvals to be able to successfully develop, manufacture and market its products, or attain successful future operations. Insufficient funds could require the Company to delay, scale back or eliminate one or more of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop without relinquishing its rights thereto. Accordingly, the predictability of the Company's future success is uncertain.

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

2. SIGNIFICANT ACCOUNTING POLICIES:

RESEARCH AND DEVELOPMENT

    Research and development costs are expensed when incurred. These costs include, among other things, consulting fees and costs reimbursed to Georgetown pursuant to the agreements as described in Note 6. Payments related to the acquisition of technology rights, for which development work is in process, are expensed and considered a component of research and development costs. The Company also allocates

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) indirect costs, consisting primarily of operational costs for administering research and development activities, to research and development expenses.

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

INCOME PER SHARE

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share for publicly held common stock or potential common stock. Effective December 31, 1997, the Company adopted the principles of Statement No. 128 in calculating and presenting its earnings per share. The computation of net earnings (loss) per share is based on the weighted average common shares outstanding during the periods, and includes, when dilutive, common stock equivalents consisting of warrants and stock options.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The following table sets forth the computation of the basic and diluted loss per share from continuing operations:

                                                                           1996           1997           1998
                                                                       -------------  -------------  -------------
Numerator:
  Net loss from continuing operations................................  ($  1,865,645) ($  2,021,677) ($  1,573,723)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Denominator:
  Denominator for basic loss per share
  Weighted average shares............................................      7,803,412      8,146,746      8,213,980

Effect of dilutive securities:
    Stock options....................................................        508,966        445,742        467,379
    Warrant exercise.................................................              0        346,655         75,829
                                                                       -------------  -------------  -------------
Dilutive potential common shares.....................................        508,966        792,397        543,207

  Denominator for diluted loss per share-
  Weighted average shares and assumed
  Conversions........................................................      8,312,378      8,939,143      8,757,187
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
  Basic (loss) per share.............................................  $       (0.24) $       (0.25) $       (0.19)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
  Diluted (loss) per share...........................................  $       (0.24) $       (0.25) $       (0.19)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

    Options to purchase 99,925, 255,962 and 242,521 shares of common stock were outstanding as of December 31, 1996, 1997 and 1998, respectively but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive. The Company's warrants first became exercisable on January 25, 1997. The underlying Representatives warrants to purchase 135,000 shares of common stock were not included in the computation of diluted earnings per share because the warrant exercise price was greater than the average market price of the common shares and, therefore would be antidilutive. For additional disclosure regarding the stock options and warrants, see Notes 4 and 9.

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

STOCK-BASED COMPENSATION

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As provided by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123 (see "Note 4--Stock Options" in Notes to Financial Statements).

RECLASSIFICATION

    Certain amounts in previously issued financial statements have been reclassified to conform to 1998 classifications.

SEGMENT REPORTING

    The Company currently operates under a single segment.

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

    From June 1990 through April 1994, the Company financed its operations by borrowing under this loan agreement. No payments of interest or principal were made during this period. In January of 1996, in accordance with the agreement between the principal stockholder and the Company, with the completion of the initial public offering, the principal stockholder converted the outstanding loan balance, plus accrued interest through November 30, 1995, into shares of the Company's common stock and common stock purchase warrants at a per share conversion price equal to the offering price, $3.525 per share, $.10 per warrant. The Company issued 574,008 shares and 143,502 warrants.

    During 1995 and early 1996, the Company maintained a line of credit with Harris Bank with maximum borrowings of $2,500,000. The line of credit was personally guaranteed by the principal stockholder. In early 1996, the Company paid all outstanding balances and closed the line of credit.

    On October 22,1998, the Company established a $3,000,000 line of credit with the John N. Kapoor Trust dtd. 9/20/89, an entity affiliated with the Company's Chairman. Interest on borrowings on the line of credit will accrue at the rate of 2% over the prime rate of the Northern Trust Bank. The accrued interest and outstanding principal becomes due and payable the earlier of October 1, 2001 or the date upon which the Company completes a public or private offering of debt or equity securities or a licensing agreement for its products. There were no borrowings on this line of credit at December 31, 1998.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

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

    On January 25, 1995, the board of directors approved the NeoPharm, Inc. 1995 Stock Option Plan (the "Plan"), which provided for the grant of up to 900,000 options to acquire the Company's common stock. The board of directors amended the Plan on May 16, 1997, increasing the number of options to 1,400,000. The option prices shall be not less than 85 percent of the fair market value of the stock as determined by the Administrator pursuant to the Plan. The board also approved the NeoPharm, Inc. 1995 Director Option Plan, which provides for the grant of up to 100,000 options to acquire the Company's common stock. The option prices shall be the fair market value on the date of grant. Vesting under these plans range from 0 to 4 years and all options expire after 10 years. Effective July 23, 1998 the 1995 Stock Option Plan and the 1995 Directors Option Plan were suspended. No additional grants will be made under either plan.

    On July 23, 1998, the board of directors approved the NeoPharm, Inc. 1998 Equity Incentive Plan (the "1998 Plan"), which provides for the grant of options to acquire up to 2,000,000 shares of the Company's common stock. Additionally, 250,000 of the 2,000,000 shares can be used for restricted stock grants to employees and consultants. The option prices shall be not less than 85% of the fair market value of the stock as determined by the Administrator pursuant to the 1998 Plan. The consideration paid for shares of restricted stock shall not be less that the par value of the Company's common stock.

    The Company accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards to employees. Had compensation cost for such stock option awards under the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                              1996         1997         1998
                                                                           -----------  -----------  -----------
Net Income/(Loss):                               As Reported                (1,865,645)  (2,021,677)  (1,573,723)
                                                 Pro Forma                  (2,061,099)  (2,379,751)  (1,827,864)
Primary EPS:                                     As Reported                      (.24)        (.25)        (.19)
                                                 Pro Forma                        (.26)        (.29)        (.22)
Fully Diluted EPS:                               As Reported                      (.24)        (.25)        (.19)
                                                 Pro Forma                        (.26)        (.29)        (.22)

    Included in the grants described above are options to purchase 413,824 shares granted to non-employees. The Company accounts for these options using a fair value method with the fair value of these options determined at the date of grant. From inception through December 31, 1995 the Company deemed the fair value of these options on the date of grant to be nominal, and no expense was recorded. For the year ended December 31, 1996, 1997 and 1998, the fair value was calculated using the Black-Scholes pricing model, and an expense of $73,391, $145,644 and $32,304 was recorded respectively.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

4. STOCK OPTIONS (CONTINUED)
    A summary of stock option activity is as follows:

                                                                                         OPTIONS OUTSTANDING
                                                                                   --------------------------------
                                                                                    NUMBER OF     EXERCISE PRICE
GRANT/EXERCISE DATE                                                                  SHARES          PER SHARE
---------------------------------------------------------------------------------  -----------  -------------------
Grants:
  1990...........................................................................   1,184,324   $          .0002145
  1992...........................................................................      27,978              .0002145
  1993...........................................................................     248,676                .03217
                                                                                   -----------  -------------------
Balance at December 31, 1993.....................................................   1,460,978   $  .0002145-$.03217
                                                                                   -----------  -------------------
Exercises:
  November 17, 1994--issued Jan. 1995............................................  (1,398,810)  $  .0002145-$.03217
  November 17, 1994--issued Jan. 1995............................................     (37,302)  $          .0002145
                                                                                   -----------  -------------------
Balance at December 31, 1994.....................................................      24,866   $            .03217
                                                                                   -----------  -------------------
Grants:
  February, 1995.................................................................     308,000   $              3.50
  May, 1995......................................................................      10,000                  3.50
  September, 1995................................................................     100,000                  3.50
  November, 1995.................................................................     100,000                  3.50
                                                                                   -----------  -------------------
Balance at December 31, 1995.....................................................     542,866   $      .03217-$3.50
                                                                                   -----------  -------------------
Grants:
  May, 1996......................................................................      30,000   $              6.00
  August, 1996...................................................................     260,000   $              7.00
Exercises:
  June, 1996.....................................................................     (19,000)  $              3.50
  July, 1996.....................................................................     (43,000)                 3.50
  August, 1996...................................................................     (10,000)                 3.50
  September, 1996................................................................      (2,000)                 3.50
  December, 1996.................................................................     (10,000)               .03217
                                                                                   -----------  -------------------
Balance at December 31, 1996.....................................................     748,866   $.03217,3.50,6.00,7.00
                                                                                   -----------  -------------------
Grants:
  January, 1997..................................................................       1,000   $              7.38
  April, 1997....................................................................       2,000                  7.00
  May, 1997......................................................................       5,000                  4.88
  August, 1997...................................................................       5,000                  4.94
Exercises:
  June, 1997.....................................................................      (7,000)  $              3.50
  July, 1997.....................................................................     (15,000)                 3.50
  October, 1997..................................................................      (9,042)         3.50, .03217
  November, 1997.................................................................      (1,500)                 3.50
  December, 1997.................................................................     (23,000)                 3.50
Cancellations: July 1997.........................................................     (15,000)                 7.00
                                                                                   -----------  -------------------
Balance at December 31, 1997.....................................................     691,324   $      .03217--7.38
                                                                                   -----------  -------------------

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

4. STOCK OPTIONS (CONTINUED)

                                                                                         OPTIONS OUTSTANDING
                                                                                   --------------------------------
                                                                                    NUMBER OF     EXERCISE PRICE
GRANT/EXERCISE DATE                                                                  SHARES          PER SHARE
---------------------------------------------------------------------------------  -----------  -------------------
Grants:
  January, 1998..................................................................     400,000   $              4.75
  April, 1998....................................................................      20,000                  3.75
  July, 1998.....................................................................      37,000                 3.875
  September, 1998................................................................     100,000                  2.25
Exercises:
  December, 1998.................................................................     (22,500)  $       3.50-4.9375
Cancellations:
  April, 1998....................................................................     (50,000)                 7.00
                                                                                   -----------  -------------------
Balance at December 31, 1998.....................................................   1,175,824   $       2.25--$7.00
                                                                                   -----------  -------------------
                                                                                   -----------  -------------------

    Options eligible for exercise on December 31, 1993 included 1,212,302 options at an exercise price of $.0002145 and 248,676 options at an exercise price of $.03217. Options eligible for exercise on December 31, 1994 included 24,866 options at an exercise price of $.03217. Options eligible for exercise on December 31, 1995 included 24,866 options at an exercise price of $.03217 and 518,000 options at an exercise price of $3.50. Options eligible for exercise on December 31, 1996 included 14,866 at an exercise price of $.03217 and 444,000 options at an exercise price of $3.50. Options eligible for exercise on December 31, 1997 included 9,324 at an exercise price of $.03217, 394,000 options at an exercise price of $3.50, 15,000 options at an exercise price of $6.00, 124,500 options at an exercise price of $7.00, and 1000 options at an exercise price of $7.375. Options eligible for exercise on December 31, 1998 include 9,324 options at an exercise price of $0.03217, 374,000 options at an exercise price of $3.50, 2500 options at an exercise price of $4,875, 30,000 options at an exercise price of $6.00, 197,000 options at an exercise price of $7.00 and 1000 options at an exercise price of $7.375.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the option grants in 1996, 1997 and 1998 respectively: risk-free interest rates of 6.45 percent, 6.58 percent and 5.50 percent; expected dividend yields of 0.00 percent; expected life of 5 years; expected volatility of 76.21 percent, 79.93 percent and 89.82 percent.

5. FEDERAL INCOME TAXES:

    From inception through October 11, 1995, the Company operated as an S Corporation for income tax purposes. Losses incurred during this period are reported on the stockholders' tax return, and are not available to the Company as a net operating loss carryforward.

    On October 11, 1995, the Company voluntarily terminated its S Corporation election. Since that time, losses incurred represent net operating loss carryforwards which can be used to offset future taxable income. Total net operating loss carryforwards were approximately $5,330,000 and approximately $8,582,000 as of December 31, 1997 and 1998, respectively. Additionally, the Company has general business credit carry forwards of approximately $128,000. In accordance with the provisions of Statement of Financial Accounting Standard No. 109, a 100% valuation allowance had been established on the net

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

5. FEDERAL INCOME TAXES: (CONTINUED)
operating loss tax asset due to the uncertainty of its realization as of December 31, 1997. Based on subsequent events which are discussed further in footnote 10, the valuation allowance was reduced and the tax benefit related to a portion of the general business credits and net operating loss carry forwards was recognized as of December 31, 1998.

6. COMMITMENTS:

LICENSE AND RESEARCH AGREEMENTS

    From time to time the Company enters into license and research agreements with third parties. At December 31, 1998, the Company had five agreements in effect as described below.

NATIONAL CANCER INSTITUTE

    The Company entered into a CRADA with NCI. Pursuant to the agreement, the Company committed to commercialize certain products received from NCI. The Company agreed to provide product to support NCI sponsored clinical trials and use its best efforts to file an NDA. NCI agreed to collaborate on the clinical development of the products and to provide access to the data necessary to obtain pharmaceutical regulatory approval.

    During the years ended December 31, 1998, 1997 and 1996, the Company paid approximately $0, $102,000 and $0, respectively, for product used in clinical trials. The Company is committed to pay NCI $120,000 per year for reasonable and necessary expenses incurred by NCI in carrying out NCI's responsibilities under the CRADA. During 1998, 1997 and 1996, the Company expensed, as research and development costs, the $120,000 payable to NCI for these expenses. NCI was required to provide the Company an accounting of the use of funds. Any amounts not expended at the end of the agreement were refundable to the Company. All amounts were expended pursuant to the CRADA.

    The CRADA expired on September 13, 1998. The Company then entered into a Clinical Trials Agreement ("CTA") with the NCI. The CTA covers the same research that were the subject of the NCI CRADA. The CTA provides for collaboration on the clinical development of the products and access to clinical data necessary for future regulatory approval. The Company has no further financial obligations to NCI other than an agreement to provide supplies of test product for the covered clinical protocols.

U.S. FOOD AND DRUG ADMINISTRATION

    In 1997 the Company entered into a CRADA with the FDA. Pursuant to the CRADA, the Company committed to commercialize the IL-13 chimeric protein product which it licensed from the NIH and FDA. The FDA agreed to collaborate on the clinical development and commercialization of the licensed product.

    The Company is committed to pay $100,000 per year for the reasonable and necessary expenses incurred by the FDA in carrying out the FDA's responsibilities under the CRADA. The CRADA has a term of four years. During 1998 and 1997, the Company expensed $100,000 per year as research and development costs. The CRADA will expire on August 27, 2001.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

6. COMMITMENTS: (CONTINUED)
NATIONAL INSTITUTE OF HEALTH

    The Company entered into an exclusive worldwide licensing agreement with the NIH and the FDA to develop and commercialize an IL-13 chimeric protein therapy. The agreement required a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000 which increases to $25,000 after the first commercial sale. The agreement further provided for milestone payments and royalties based on future product sales. The Company is required to pay the costs of filing and maintaining product patents on the licensed products. The agreement shall extend to the expiration of the last to expire of the patents on the licensed products, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and the Company. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either Party may unilaterally terminate by giving advanced notice. During 1998 and 1997, the Company expensed approximately $117,000 and $10,000 respectively on research and development costs.

BIOCHEM PHARMA

    The Company entered into a collaboration agreement with BioChem Therapeutics, Inc., the wholly owned subsidiary of BioChem Pharma, under which BioChem will have an exclusive license to develop, market and distribute broxuridine in Canada. The agreement required BioChem to make an initial non-refundable up-front payment of $550,000 and subsequent milestone-based payments. The Company and BioChem will share product revenue from any future sales of broxuridine in Canada.

PHARMACIA AND UPJOHN

    Subsequent to year end, the Company entered into a Licensing Agreement on February 19, 1999 with Pharmacia and Upjohn to license LEP and LED worldwide. The Company received certain upfront and milestone payment opportunities and royalties on sales outside the United States and co-promotion profit splits on sales within the United States. The Company also has the option to license two additional products in its liposomal drug delivery platform from the Pharmacia and Upjohn product portfolio.

GEORGETOWN UNIVERSITY

    The Company entered into two license and research agreements with Georgetown whereby the Company obtained an exclusive worldwide license to use certain technologies. In exchange for the grant of these exclusive licenses, the Company will pay Georgetown, beginning with the first commercial sale of a product incorporating the licensed technologies, a royalty on net sales by the Company of products incorporating any of such technologies. The royalty will be payable for the life of the related patents.

    During the years ended December 31, 1998, 1997 and 1996, the Company paid and expensed approximately $123,000, $247,000 and $204,000 respectively, pursuant to the license and research agreements.

OTHER

    The Company entered into consulting arrangements with members of its Scientific Advisory Board who are also employed on a full-time basis by academic or research institutions. Since inception through

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

6. COMMITMENTS: (CONTINUED)
December 31, 1998, members of the Scientific Advisory Board were issued options (see Note 4) to purchase an aggregate 68,324 shares of Company stock at the fair market value at the date of grant. Additionally, the Scientific Advisory Board members received aggregate payments of approximately $88,000 since the inception of these consulting arrangements for work performed and expenses incurred through December 31, 1998.

    The Company is obligated for rental payments under a sublease arrangement with OptionCare, Inc. for office space in Bannockburn, Illinois. Until moving to the Bannockburn location in November of 1997, the Company occupied office space in Lake Forest, Illinois. This space was provided as part of a consulting agreement with EJ Financial. (See Note 8). This sublease expired on November 30, 1998. The Company continues to sublease the same space on comparable terms under a month to month lease.

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

    Currently, the Company is not a party to any litigation or other legal proceedings.

8. TRANSACTIONS WITH RELATED PARTIES

    The Company receives management services from EJ Financial Enterprises, Inc. ("EJ Financial"), a healthcare consulting and investment firm in which Dr. Kapoor is the principal stockholder. From inception through June 30, 1994, EJ Financial charged the Company $25,000 per year for services provided plus actual expenses incurred. Through June 30, 1994, no payment for these services was made, but rather was treated as additional capital contributions by Dr. Kapoor in the accompanying statements of stockholders' equity (deficit). Effective July 1, 1994, EJ Financial increased its charge for management services provided to $125,000 per year plus actual expenses. The agreement reflected an increased need for technical support in the areas of research and development and operations. Charges to the Company are based on actual time spent by EJ Financial personnel on the Company's affairs. Management believes that the cost for management services allocated to the Company represents the cost of the services provided. From inception through December 31, 1998, the Company expensed approximately $562,900 for management services and $266,800 as reimbursement of actual expenses incurred by EJ Financial that directly related to the Company.

    The Company subleases office space from Option Care Inc., a home infusion company in which Dr. Kapoor, the Company's Chairman, is a major stockholder. From inception through December 31, 1998, the Company expensed approximately $38,700 for rent under the Option Care subleases.

    From June 1990 through April 1994, the Company financed its operations by borrowing under a loan agreement with Dr. Kapoor, a principal shareholder. No payments of interest or principal were made during this period. In January 1996, in accordance with the agreement between the principal stockholder and the Company, with the completion of the initial public offering, the principal stockholder converted

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

8. TRANSACTIONS WITH RELATED PARTIES (CONTINUED) the outstanding loan balance of $1,500,000 plus accrued interest through November 30, 1995 of $523,385 into shares of the Company's common stock and common stock purchase warrants at a per share conversion price equal to the offering price, $3.525 per share, $.10 per warrant. The Company issued 574,008 shares and 143,502 warrants.

    From October, 1998 through February, 1999 the Company had a $3,000,000 line of credit in place with the John N. Kapoor Trust dtd 9/20/89, an entity affiliated with the Company's Chairman. The Company borrowed $250,000 on the line of credit on January 8, 1999. The $250,000 plus all accrued interest was repaid on January 29, 1999. The line of credit terminated upon the signing of the licensing agreement on February 19, 1999 (See Note 10).

    The Company's Chief Scientific Officer, Dr. Aquilur Rahman, was employed on a full-time basis by Georgetown until joining the Company in March 1996. As was previously mentioned, Georgetown and the Company are parties to license and sponsored research agreements for product research and development (see Note 6). During 1998, 1997 and 1996, the Company expensed approximately $123,000, $247,000 and $204,000 related to work performed and expenses incurred by Georgetown. Since inception through December 31, 1998, the Company has expensed approximately $2,119,000 under the agreements. Additionally, Dr. Rahman received options in June 1990 (See Note 4) to purchase 932,540 shares of Company stock at the fair market value on the date of the grant of the options.

    On July 16, 1997, the Company loaned $50,000 to Dr. Rahman pursuant to a promissory note. The note accrued interest at a rate of 9%. The principal together with accrued interest of $3,255 was repaid on April 6, 1998.

    Prior to February 1996, the Company's former President and Chief Executive Officer ("CEO"), William C. Govier, was a consultant to the Company on clinical trials and NDA filing matters, both as an individual and as a consultant with Aegis Technology, Inc. ("Aegis"), an entity co-founded by Govier. Dr. Govier retired from the Company on January 16, 1998. As the Company's President and CEO, Govier received options in December 1993, to purchase 233,134 shares of Company stock at the fair market value on the date of grant, which were later fully exercised (See Note 4). His colleague and co-founder of Aegis, Gail Salzberg, also received options in December 1993 (see Note 4) to purchase 15,542 shares of Company stock at the fair market value on the date of grant, of which 7,770 options were 100% vested and 7,772 options vested upon future performance of services. The Company expensed approximately $1,095,800 since inception through December 31, 1998, related to work performed and expenses incurred by Govier, his colleague and Aegis. During 1998, 1997 and 1996, the Company expensed approximately $232,300, $262,500 and $159,500 respectively, related to these arrangements.

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

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

9. STOCKHOLDERS' EQUITY (CONTINUED)
    In January 1996, the Company completed a public offering of newly issued 1,350,000 shares of common stock and 675,000 warrants, for proceeds of approximately $8,585,000 net of expenses. On March 8, 1996 the Company issued 36,130 shares of common stock and 18,565 warrants related to the underwriter's over-allotment option for proceeds of approximately $267,000, net of expenses. Additionally, the Company issued 574,008 shares and 143,502 warrants upon conversion of its debt (see note 3). Since July 25, 1997, the warrants have been subject to redemption at $0.01 per warrant on thirty (30) days prior written notice to the warrant holders. However, the warrants can only be redeemed if the average closing price of the Company's stock as reported on AMEX equals or exceeds $5.60 per share for twenty (20) trading days within a period of thirty
(30) consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption. Each warrant can be converted into two shares of common stock at $4.90 per share.

    In connection with the public offering, the Company issued 135,000 Representative's warrants to the underwriter. The warrants can be converted into 270,000 shares of common stock at $4.90 per share and/or 67,500 underlying warrants at $0.14 per warrant. The underlying warrants in turn can be converted into 135,000 shares of common stock at $6.86 per share.

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

10. SUBSEQUENT EVENTS

PHARMACIA AND UPJOHN LICENSE AGREEMENT

    On February 19, 1999, the Company entered into an exclusive world wide license agreement with Pharmacia and Upjohn Company ("PNU"). Pursuant to the agreement, the Company granted PNU an exclusive worldwide license to develop, use, manufacture, distribute, market, and sell the Company's Liposomal Encapsulated Doxorubicin ("LED") and Liposomal Encapsulated Paclitaxel ("LEP") products for all approved indications. All of the development costs, clinical and pre-clinical, regulatory and manufacturing scale up expenses for LED and LEP incurred after the date of the agreement shall be borne by PNU.

    The Company received a nonrefundable license fee upon signing the agreement. Upon the transfer of the U.S. Investigational New Drug ("IND") applications for LED and LEP to PNU, PNU shall purchase $8,000,000 of the Company's newly issued common stock. The share price shall be equal to 110% of the average closing price of the Company's Common Stock for the 60 day period preceding the PNU purchase date. The Company shall receive milestone payments upon the completion of each phase of clinical development and upon regulatory approval for both LED and LEP.

    Beginning with the first commercial sale of LED and/or LEP, the Company shall receive a royalty, based on a percentage of net product sales, for a period of ten years. The Company may elect up to 90 days prior to the NDA filing of each product, to forgo royalties on product sales in the United States and instead receive a co-promotion profit split on those sales. If the co-promotion election is made, the

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

10. SUBSEQUENT EVENTS (CONTINUED)
Company will be required to reimburse PNU for a portion of the development costs for LEP and/or LED respectively.

    The agreement may be terminated by the Company at any time in the event of a continuing material breach by PNU. PNU may terminate the agreement at any time without penalty; however, all amounts paid to the Company prior to the date of termination would be non-refundable. Further, PNU must transfer back to the Company all rights to LEP and LED upon termination of the agreement.

AMENDMENT OF GEORGETOWN AGREEMENTS

    The Company has two license and research agreements with Georgetown University that cover the use of certain technologies used in the Company's LED and LEP products (See Note 6). In January 1999, the Company and Georgetown University agreed to amend the agreements to reduce the level of future sublicense royalties on LEP and LED sales payable to Georgetown in return for a one time sublicense fee of $800,000. The Company made the $800,000 payment to Georgetown in March 1999, after the execution of the PNU agreement.

NATIONAL INSTITUTE OF HEALTH

    On March 5, 1999, the Company signed and forwarded to the NIH an exclusive worldwide licensing Agreement with the NIH to develop and commercialize a Mesothelium Antigen Therapy (Mesothelin Mab) and is awaiting confirmation from the NIH indicating their acceptance of the agreement. The agreement requires a $75,000 non-refundable license issue payment and a minimum annual royalty payment of $20,000 per year beginning January 1, 2001. The agreement further provides for milestone payments and royalties based on future product sales. The Company is required to pay the costs of filing and maintaining product patents on the licensed products. The agreement, once it is executed by the NIH, shall extend to the expiration of the last to expire of the patents on the licensed products, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and the Company. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, each party may unilaterally terminate by giving advanced notice.