Form 10-K/A
period 1998-12-31
NEOPHARM INC
filed 1999-05-06
CIK 942788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                ----------------

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

    None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are as follows:

                                                                                                                  POSITION
                                                                                                                    HELD
NAME                                                  AGE                          POSITION                         SINCE
------------------------------------------------      ---      ------------------------------------------------  -----------

John N. Kapoor, Ph.D.(2)........................          55   Director, Chairman of the Board                         1990

Aquilur Rahman, Ph.D............................          56   Director, Chief Scientific Officer                      1990

Anatoly Dritschilo, M.D.(1)(2)..................          54   Director                                                1990

James M. Hussey (3).............................          39   President, Chief Executive Officer, and Director        1998

Erick E. Hanson(1)..............................          52   Director                                                1997

Mahendra G. Shah, Ph.D..........................          54   Vice President, Corporate and Business                  1991
                                                               Development

Sander A. Flaum.................................          62   Director                                                1998

Kevin Harris....................................          38   Chief Financial Officer                                 1998

Lewis Strauss, M.D..............................          48   Vice President- Chief Medical Officer                   1998

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely on a review of the copies of reports furnished to the Company or written representations that no reports were required, the Company believes that during the 1998 fiscal year, all filing requirements applicable to its officers, directors and greater that 10% beneficial owners were complied with, with the exception that (i) the Initial Statement Of Beneficial Ownership Of Securities on Form 3, required to be filed by each of James M. Hussey, President and Chief Executive Officer of the Company, Dr. Louis C.

Strauss, Chief Medical Officer for the Company and Sander A. Flaum, Director of the Company, were not filed within 10 days of each of those individuals assuming their respective offices, (ii) Dr. Anatoly Dritschilo did not timely file a Form 4 report relating to transfers which has been made for estate planning purposes, and (iii) Mr. Kevin Harris did not timely file a Form 4 report regarding his initial acquisition of shares. Each of the aforementioned individuals has now made the required filings.

                        ITEM 11. EXECUTIVE COMPENSATION

    The following table summarizes the total compensation for services rendered to the Company for the fiscal year ended December 31, 1998, by each person who held the position of Chief Executive Officer at any time during 1998 and for each executive officer who received more than $100,000 in salary and bonus in 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                     LONG TERM
                                                      ANNUAL COMPENSATION                       COMPENSATION AWARDS
                                    --------------------------------------------------------  -----------------------
                                                                ANNUAL                        RESTRICTED
                                                             COMPENSATION     OTHER ANNUAL      STOCK
NAME AND PRINCIPAL POSITION         FISCAL YEAR    SALARY      BONUS($)     COMPENSATION($)    AWARD($)   OPTIONS(#)
----------------------------------  -----------  ----------  -------------  ----------------  ----------  -----------

William C. Govier.................        1998   $    5,800    $       0       $        0     $        0           0
Chief Executive Officer and               1997   $  138,600    $       0       $        0     $        0           0
President (1)                             1996      121,000    $  39,600       $        0     $        0      50,000(3)

James M. Hussey...................        1998   $  197,900    $  90,000       $    7,100     $  187,500     400,000(4)
Chief Executive Officer and
President (1)

Aquilur Rahman....................        1998   $  178,000    $  54,000       $    9,600     $        0           0
Chief Scientific Officer                  1997   $  167,000    $  51,000                0              0           0
                                          1996   $  144,100    $  45,000                0              0      50,000(5)

Lewis Straus M.D..................        1998   $  110,000    $  16,800       $   20,000     $   35,000      20,000(6)
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

(2) Dr. Stauss joined the Company as Chief Medical Officer on April 6, 1998.

(3) The stock options granted to Dr. Govier were cancelled after his resignation on January 18, 1998 as President, Chief Executive Officer and a Director of the Company in accordance with the terms of the 1995 Stock Option Plan.

(4) The stock options became exercisable for 25% of the covered shares on January 16, 1999 and will become exercisable with respect to an additional 25% on each anniversary of such date

(5) The stock options became exercisable for 50% of the covered shares on August 13, 1997 and the remaining shares became exercisable August 15, 1998 in accordance with the terms of the 1995 Stock Option Plan.

(6) The stock options become exercisable for 25% of the covered shares on April 6, 1999. And will become exercisable with respect to an additional 25% on each anniversary of such date.

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

                         FISCAL YEAR END OPTION VALUES

                                                                                           NUMBER OF           VALUE OF
                                                                                          UNEXERCISED        UNEXERCISED
                                                                                       OPTIONS AT FISCAL    OPTIONS IN-THE
                                                                                           YEAR-END             MONEY
                                                        SHARES                           EXERCISABLE/     AT FISCAL YEAR-END
                                                      ACQUIRED ON        REALIZED       UNEXERCISEABLE       EXERCISABLE/
NAME                                                 EXERCISE (#)        VALUE($)             (#)         UNEXERCISEABLE($)*
-------------------------------------------------  -----------------  ---------------  -----------------  ------------------

William C. Govier................................              0                 0                0/0      $           0/$0

James M. Hussey..................................              0                 0          0/400,000      $   0/$2,950,000

Aquilur Rahman...................................              0                 0           50,000/0      $     256,250/$0

Lewis Strauss....................................              0                 0           0/20,000      $     0/$167,500

------------------------

* Represents the fair market value at December 31, 1998, of the common stock underlying the options minus the exercise price.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 31, 1999 for (i) all people that beneficially own more than 5% of the Company's outstanding common stock,
(ii) all directors, (iii) all executive officers and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 8,454,621 shares of common stock outstanding as of March 31, 1999, plus 664,004 shares subject to warrants and options that are considered to be beneficially owned by certain of the persons listed. Shares of common stock subject to options or warrants exercisable or convertible within 60 days of March 31, 1999 are deemed outstanding for computing the percentage of the person or group holding such options or warrants.

                                                                         AMOUNT AND NATURE OF
                                                                             PERCENTAGE OF         PERCENTAGE OF
                                                                              BENEFICIAL        SHARES BENEFICIALLY
NAME OF BENEFICIAL OWNER                                                     OWNERSHIP(1)              OWNED
-----------------------------------------------------------------------  ---------------------  -------------------
John N. Kapoor.........................................................         2,146,957(2)             23.54%
  EJ Financial Enterprises, Inc.
  225 E. Deerpath, Suite 250
  Lake Forest, IL 60045

John N. Kapoor 1994-A..................................................         1,550,453(3)             17.00%
  Annuity Trust
  225 E. Deerpath, Suite 250
  Lake Forest,IL 60045

John P. Curran.........................................................           933,800(4)             10.24%
  c/o Curran Partners, L.P.
  230 Park Avenue
  New York, N.Y. 10017

Aquilur Rahman.........................................................           915,540                10.04%
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

James M. Hussey........................................................           166,373(5)              1.82%
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

Erick E. Hanson........................................................             2,000                *
  100 Corporate North, Suite 212
  Bannockburn, IL 60015

Sander Flaum...........................................................             2,000                *
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

William C. Govier......................................................           233,134                 2.56%
  225 E. Deerpath, Suite 250
  Lake Forest,IL 60045

Anatoly Dritschilo.....................................................           259,136                 2.84%
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

Mahendra Shah..........................................................           187,106                 2.05%
  225 E. Deerpath, Suite 250
  Lake Forest,IL 60045

Kevin M. Harris........................................................               600                *
  225 E. Deerpath, Suite 250
  Lake Forest,IL 60045

Lewis Strauss..........................................................            15,862                *
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

All officers and a directors as group (9 persons)......................         5,246,027(6)             57.53%

------------------------

*   Indicates ownership of less than 1%

(1) Based on 8,454,621 shares of Common Stock outstanding as of March 31, 1999, plus 664,004 shares subject to warrant and options that are considered to be beneficially owned by the persons listed. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or group holding such options or warrants.

(2) Includes 620,059 shares held by John N. Kapoor Trust, dtd 9/20/89, of which Dr. Kapoor is the sole trustee and sole beneficiary and 904,812 shares held by EJ Financial/NEO Management, L.P. (the "Limited Partnership") of which John N. Kapoor is the Managing General Partner. The address of the John N. Kapoor Trust and the Limited Partnership is 225 East Deerpath, Suite 250, Lake Forest, Illinois 60045. The John N. Kapoor Trust also owns warrants to purchase 287,004 shares of common stock, which are assumed to have been exercised for purposes of disclosing the ownership indicated. The amount shown also includes 300,000 shares of common stock which are held by the John N. Kapoor Charitable Trust of which Dr. Kapoor and his spouse are co-trustees. Dr. Kapoor disclaims beneficial ownership of the shares held by the charitable trust.

(3) The sole trustee of the John N. Kapoor 1994-A Annuity Trust (the "Annuity Trust") is Editha Kapoor, Dr. Kapoor's spouse. Mrs. Kapoor also serves as trustee for four trusts which have been established for their children (the "Children's Trusts") and which collectively own 310,848 shares and as co-trustee with Dr. Kapoor of the Charitable Trust. The shares held by the Childrens' Trusts and the Charitable Trust are not included in the reported shares.

(4) Includes 659,000 shares of common stock which are held by Curran Partners, L.P. of which John Curran is general partner, and 104,000 shares which are issuable within 60 days pursuant to warrants issued by the Company.

(5) Includes 100,000 shares that may be acquired pursuant to vested options.

(6) Does not include shares held by family members or trusts established for family members of officers or directors, as to which shares such officers or directors do not have or share voting or investment power and as to which they have disclaimed beneficial ownership.

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

    On July 1, 1994, the Company entered into a Consulting Agreement with EJ Financial Enterprises, Inc. ("EJ Financial"). The Consulting Agreement provides that the Company will pay EJ Financial $125,000 per year (paid quarterly) for certain business and financial services, including having certain officers of EJ Financial serve as officers of the Company. Dr. John Kapoor, the Company's Chairman of the Board is the president and a director of EJ Financial. Dr. Mahendra Shah, Vice President of the Company, is also a Vice President of EJ Financial. Mr. Kevin Harris, Chief Financial Officer of the Company, is Director of Taxes and Planning of EJ Financial. Dr. Kapoor, Dr. Shah and Kevin Harris are paid by EJ Financial. They do not receive salaries from the Company. These charges reflect the increased need for EJ Financial's services in connection with the operation of NeoPharm as a publicly-held company. Unless terminated by the parties, the management services agreement with EJ Financial automatically renews in June of each year for a one year term.

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

    Dr. Aquilur Rahman, Chief Scientific Officer and a Director of the Company, was formerly an associate professor of pathology and pharmacology at Georgetown University. Dr. Anatoly Dritschilo, a Director of the Company, is currently chairman of the Department of Radiation Medicine and Medical Director of the Georgetown Medical Center in Washington, D.C. As a result of their respective positions with Georgetown University both Dr. Rahman and Dr. Dritschilo entered into agreements with Georgetown relating to the ownership of inventions and other intellectual property developed while in Georgetown's employ. As part of their agreements with Georgetown University, Dr. Rahman and Dritschilo have advised the Company that Georgetown University will share with each of them payments which Georgetown receives from the Company under the License Agreements between the Company and Georgetown. While there were no royalty or other payments to Georgetown University by the Company in 1998, as a result of the Company entering into a License Agreement with Pharmacia & Upjohn in February 1999, a payment of $800,000 was recently made to Georgetown University and, assuming regulatory approval is obtained in the future for the Company's LED and LEP compounds, additional royalty payments, which could be substantial, would be made by the Company to Georgetown in the future which the Company understands Georgetown would then share with the foregoing named individuals.

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

   *10.11  Cooperative Research and Development Agreement between the Company and the Food and
           Drug Administration dated August 27, 1997.

   *10.12  License Agreement between the Company and the National Institute of Health dated
           September 23, 1997.

   *10.13  Employment agreement between James M. Hussey and the Company dated March 16, 1998.

    10.14  1998 Equity Incentive Plan filed with the Commission on October 30, 1998 as Exhibit
           4.1 to the Company's Registration Statement on Form S-8 (File No. 333-66365), is
           incorporated by reference.

   *10.15  Collaboration Agreement by and between the Company and BioChem Therapeutic Inc.
           dated May 12, 1997.

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

   *10.18  Amendment No. 1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated January, 1990.

   *10.19  Amendment No. 1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated April 18, 1994.

    10.20  Line of Credit Agreement, dated as of September 30, 1998, by and between Registrant and the John N. Kapoor Trust dated September 20, 1989 filed with the Commission on
           November 16, 1998 as exhibit 10.15 to the Registrant's report on Form 10-Q (File No.
           33-09516), is incorporated by reference.

    *11.1  Calculation of Earnings Per Share.

      *27  Financial Data Schedule

------------------------

*   Filed Previously.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ JOHN N. KAPOOR
------------------------------  Director, Chairman of the       May 6, 1999
        John N. Kapoor            Board

      /s/ AQUILUR RAHMAN
------------------------------  Director, Chief Scientific      May 6, 1999
        Aquilur Rahman            Officer

    /s/ ANATOLY DRITSCHILO
------------------------------  Director                        May 6, 1999
      Anatoly Dritschilo

                                Director, President, and
     /s/ JAMES M. HUSSEY          Chief Executive Officer
------------------------------    (Principal Executive          May 6, 1999
       James M. Hussey            Officer)

     /s/ ERICK E. HANSON
------------------------------  Director                        May 6, 1999
       Erick E. Hanson

                                Chief Financial Officer
     /s/ KEVIN M. HARRIS          Principal Financial
------------------------------    Officer and Principal         May 6, 1999
       Kevin M. Harris            Accounting Officer)

       /s/ SANDER FLAUM
------------------------------  Director                        May 6, 1999
         Sander Flaum

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