Form 10-Q
period 1999-03-31
NEOPHARM INC
filed 1999-05-17
CIK 942788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR QUARTER ENDED MARCH 31, 1999
                                       OR

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
        Yes  X  No    .
           ----   ----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:


                Title of Each Class            Number of Shares Outstanding
                -------------------            ----------------------------
         Common Stock ($.0002145 par value)              8,454,621


        Warrants to purchase shares of
         Common Stock ($.0002145 par value)                837,067


                                 NEOPHARM, INC.
                (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)


                                                                          Page Number
                                                                          -----------
PART I             Financial Information

      ITEM 1.      Financial Statements

                   Balance Sheets                                              3

                   Statements of Operations                                    4

                   Statements of Cash Flows                                    5

                   Notes to Financial Statements                               6


      ITEM 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        8


PART II            Other Information                                          13

                   SIGNATURE PAGE                                             14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
BALANCE SHEETS
(Unaudited)

                                                            MARCH 31,             DECEMBER 31,
                                                             1999                    1998
                                                          -----------             -----------
ASSETS

Current assets:
  Cash and cash equivalents                               $ 7,402,048             $    40,681
  Other receivables                                           319,688                    --
  Deferred taxes                                                 --                 1,640,000
                                                          -----------             -----------
         Total current assets                               7,721,736               1,680,681

Equipment and furniture:
  Equipment                                                    83,415                  82,690
  Furniture                                                    78,877                  78,877
  Less accumulated depreciation                               (69,699)                (60,700)
                                                          -----------             -----------
         Total equipment and furniture, net                    92,593                 100,867
                                                          -----------             -----------
         Total assets                                     $ 7,814,329             $ 1,781,548
                                                          -----------             -----------
                                                          -----------             -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities:
    Obligations under research agreements                 $   250,000             $   260,000
    Accounts payable                                          906,086                 275,926
    Accrued compensation                                         --                    67,500
    Income taxes payable - current                             35,000                    --
    Deferred taxes                                          1,099,000                    --
                                                          -----------             -----------
         Total current liabilities                          2,290,086                 603,426
                                                          -----------             -----------

Stockholders' equity:
  Common stock, $.0002145 par value;
    15,000,000 shares authorized:
    8,454,621 and 8,341,779 shares issued
    and outstanding, respectively                               1,801                   1,789
  Additional paid-in capital                                6,822,768               6,637,378
  Deficit accumulated during the
    development stage                                      (1,300,326)             (5,461,045)
                                                          -----------             -----------
         Total stockholders' equity                         5,524,243               1,178,122
                                                          -----------             -----------
         Total liabilities and stockholders'
           equity                                         $ 7,814,329             $ 1,781,548
                                                          -----------             -----------
                                                          -----------             -----------


      The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)

                                                                                                      INCEPTION
                                                                                                   (JUNE 15, 1990)
                                                                                                       THROUGH
                                                      MARCH 31,              MARCH 31,                 MARCH 31,
                                                        1999                   1998                      1999
                                                    ------------            ------------             ------------
Revenues                                            $  9,000,000            $       --               $  9,550,000

Expenses:
Research and development                                 639,729                  95,939                4,510,803
General and administrative                               556,008                 244,135                4,525,629
Related party expenses (Note 3)                          902,691                 124,419                4,985,854
                                                    ------------            ------------             ------------
  Total Expenses                                       2,098,428                 464,493               14,022,286

         Income (loss) from operations                 6,901,572                (464,493)              (4,472,286)

Interest income                                           35,007                  37,382                  572,535
Interest expense - principal shareholder                   1,062                    --                    579,281
Interest expense - other                                     798                    --                    158,185
                                                    ------------            ------------             ------------
  Interest income(expense) - net                          33,147                  37,382                 (164,931)

Net Income (loss) before income taxes               $  6,934,719            $   (427,111)            $ (4,637,217)
                                                    ------------            ------------             ------------
                                                    ------------            ------------             ------------

Income taxes                                           2,774,000                    --                  1,134,000
                                                    ------------            ------------             ------------

Net Income (loss)                                   $  4,160,719            $   (427,111)              (5,771,217)
                                                    ------------            ------------             ------------

Net Income (loss) per share
         Basic                                      $        .49            $       (.05)
                                                    ------------            ------------
                                                    ------------            ------------
         Diluted                                    $        .38            $       (.05)
                                                    ------------            ------------
                                                    ------------            ------------


Weighted average shares outstanding
         Basic                                         8,417,622               8,195,810
                                                    ------------            ------------
                                                    ------------            ------------
         Diluted                                      11,059,752               8,599,134
                                                    ------------            ------------
                                                    ------------            ------------


   The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)

                                                                                                         INCEPTION
                                                                                                      (JUNE 15, 1990)
                                                                                                         THROUGH
                                                       MARCH 31,               MARCH 31,                 MARCH 31,
                                                         1999                    1998                      1999
                                                     ------------             ------------             ------------
Cash flows used in operating activities:
Net income (loss)                                    $  4,160,719             $   (427,111)            $ (5,771,217)
Adjustments to reconcile net loss to
  net cash used by operating activities:
Depreciation and amortization                               8,999                    1,746                   81,498
Gain on disposal of equipment                                --                       --                       (408)
Deferred income taxes                                   2,739,000                     --                  1,099,000
Services contributed (non-cash)
  by related party                                           --                       --                    101,042
Interest payable to principal
  shareholder converted to stock                             --                       --                    523,385
Compensation expense from non-employee
  stock options                                              --                       --                    251,339
Restricted stock grants in lieu of
  cash compensation                                          --                       --                    311,875
Changes in assets and liabilities:
(Increase) decrease in other assets                      (319,688)                  52,933                 (330,788)
Increase (decrease) in accounts
  payable and accrued liabilities                         587,660                 (217,126)               1,191,086
                                                     ------------             ------------             ------------
Net cash provided by (used in)
 operating activities                                   7,176,690                 (695,424)              (2,543,188)
                                                     ------------             ------------             ------------
Cash flows used in investing activities:
Purchase of equipment and
  furniture                                                  (725)                 (63,218)                (163,394)
Proceeds from disposal of
  equipment and furniture                                    --                       --                        810
                                                     ------------             ------------             ------------
Net cash used in investing activities                        (725)                 (63,218)                (162,584)
                                                     ------------             ------------             ------------
Cash flows from financing activities:
Proceeds from loan payable to
  principal stockholder                                      --                       --                  1,500,000
Advance on line of credit                                    --                       --                  2,114,652
Reduction in line of credit                                  --                       --                 (2,114,652)
Costs incurred related to the
  initial public offering                                    --                       --                   (688,321)
Proceeds from initial public offering                        --                       --                  8,585,438
Proceeds from issuance of common stock                    182,000                     --                    707,301
Proceeds from exercise of warrants                          3,402                     --                      3,402
Cashless exercise of warrants, charge                  (1,019,104)                    --                 (1,504,059)
Cashless exercise of warrants, proceeds                 1,019,104                     --                  1,504,059
                                                     ------------             ------------             ------------
Net cash provided by financing activities                 185,402                     --                 10,107,820
                                                     ------------             ------------             ------------
Net increase (decrease) in cash                         7,361,367                 (758,642)               7,402,048
Cash, beginning of period                                  40,681                2,776,697                     --
                                                     ------------             ------------             ------------
Cash, end of period                                  $  7,402,048             $  2,018,055             $  7,402,048
                                                     ------------             ------------             ------------
                                                     ------------             ------------             ------------
Supplemental disclosure of cash paid for:
Interest                                             $      1,860             $       --               $    214,082
Income taxes                                                 --                       --                       --


The accompanying notes are an integral part of these financial statements.

                                 NEOPHARM, INC.
                (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1   BASIS OF PRESENTATION

The financial information herein is unaudited, other than the Balance Sheet at December 31, 1998, which is derived from the audited financial statements.

The accompanying unaudited interim financial statements of NeoPharm, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, the results of operations from inception (June 15, 1990) to date (March 31, 1999), the changes in cash flows for the three month periods ended March 31, 1999 and 1998 and the changes in cash flows from inception to date.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2   EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per share from continuing operations:

                                                              FOR THE THREE MONTHS ENDED:
                                                           ----------------------------------
                                                            March 31                March 31
                                                              1999                    1998
                                                           -----------            -----------
Numerator:
  Net income (loss) from continuing operations             $ 4,160,719            $  (427,111)
                                                           -----------            -----------
                                                           -----------            -----------
Denominator:
  Denominator for basic loss per share-weighted
  Average shares                                             8,417,622              8,195,810

Effect of Dilutive securities:
  Stock options                                              1,358,294                403,324
  Warrant exercise                                           1,283,836                      0
                                                           -----------            -----------
Dilutive potential common shares                             2,642,130                403,324
                                                           -----------            -----------
                                                           -----------            -----------
Denominator for diluted loss per share-weighted
  Average shares and assumed conversions                    11,059,752              8,599,134
                                                           -----------            -----------
                                                           -----------            -----------
Basic income (loss) per share                              $       .49            $      (.05)
                                                           -----------            -----------
                                                           -----------            -----------
Diluted income (loss) per share                            $       .38            $      (.05)
                                                           -----------            -----------
                                                           -----------            -----------

NOTE 3   RELATED PARTY EXPENSES

         The following table provides further detail of the related party expenses reflected in the statement of operations:


                                                        For the Three Months Ended:               Inception
                                                      -------------------------------          (June 15, 1990)
                                                       March 31              March 31          through March 31
Related Party                Expense Type                1999                  1998                  1999
                                                      ----------            ----------            ----------
Georgetown University        Research & Fees          $  800,000            $      170            $2,849,000
Dr. Aquilur Rahman           Consulting                     --                    --                  70,000
Gail Salzberg                Consulting                   60,705                76,418             1,124,726
Aegis Technology, Inc.       Consulting                     --                    --                  31,779
                                                      ----------            ----------            ----------
    Total research and development expenses              860,705                76,588             4,075,505

Option Care, Inc.            Rent and Expenses             9,256                 8,181                47,919
E.J. Financial Enterprises   Consulting                   31,250                31,250               594,150
E.J. Financial Enterprises   Direct Expenses               1,480                 8,400               268,280
                                                      ----------            ----------            ----------
    Total general and administrative expenses             41,986                47,831               910,349

  Total related party expenses                        $  902,691            $  124,419            $4,985,854
                                                      ----------            ----------            ----------
                                                      ----------            ----------            ----------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements made by NeoPharm Inc. (the "Company") in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development, approval by the Food and Drug Administration ("FDA") and foreign health authorities, and market acceptance of the Company's products in development, the Company's ability to further raise capital, the Company's dependence on key personnel, and other factors referenced under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998

OVERVIEW

         NeoPharm is a pharmaceutical Company engaged in the research and development of drugs for the diagnosis and treatment of various forms of cancer. Presently the Company has several drugs which are in varying stages of development; BudR (Broxuridine), liposome encapsulated doxorubicin ("LED"), liposome encapsulated paclitaxel ("LEP"), liposome encapsulated antisense oligodeoxynucleotide ("LE-AON" and with LED and LEP the "Liposome Products"), IL-13 PE38QQR ("IL-13") and Mesothelin ss-(dsFv)-PE38 ("Mesothelin Mab"). IL-13 and Mesothelin Mab are both Ligand Target Cytotoxins that specifically target cancer cells and leave normal cells unaffected.

         The Company has obtained rights to its various products as a result of agreements and relationships entered into with various third parties including the National Cancer Institute ("NCI"), the United States Food and Drug Administration ("FDA"), the National Institute of Health ("NIH") and Georgetown University.

         To date, the Company has been engaged primarily in research and development of its developmental stage products. The Company has developed expertise in identification, development and preparation for regulatory approval of cancer drugs for both therapeutic and diagnostic purposes, although the Company has no products that are currently approved for sale. The Company currently has no marketing or sales staff and has conducted its activities primarily through consultants and at university research facilities. Through March 31, 1999, with the exception of license fees, the Company has not generated any revenue from operations.

         NeoPharm, Inc., was incorporated in Delaware under the name OncoMed, Inc. in June 1990, and changed its name to NeoPharm, Inc. in March, 1995.

NEOPHARM PRODUCTS

         The Company's Liposome Products consist of spheres of subcellular size composed primarily of phospholipids, certain of which are the primary components of living cell membranes, and can be made to contain and deliver drugs. This membrane encapsulation feature of liposomes enables the entrapped drug to be circulated in the bloodstream in higher concentrations for longer periods of time than the free drug. When certain drugs, including chemotherapeutic agents, are administered in conjunction with liposomes, they have been shown to produce fewer and less severe local and systematic side effects. Although liposomes have been investigated and used for many years as drug delivery systems, the difficulty in producing liposomes on a large scale, as well as the limited shelf life of many liposomes, have limited their use in clinical settings.

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

         In February 1999, the Company signed a License Agreement with Pharmacia and Upjohn ("P&U") to develop and commercialize LEP and LED worldwide. The Company received a $9,000,000 nonrefundable up-front payment upon execution of the License Agreement and will receive milestone payments as clinical progress occurs under the License Agreement, which could aggregate, if all milestone targets were to be achieved, $52,000,000. The Company will also receive royalties on overseas sales and a co-promotion profit split on sales in the United States. Pursuant to the License Agreement, P&U will assume all further responsibility for, and the costs associated with, the further development and testing of LED and LEP and the obtaining of all regulatory approvals. In addition, the Company has agreed to sell $8,000,000 of its common stock to P&U when certain Investigatory New Drug ("IND") applications are transferred to P&U in accordance with a separate Stock Purchase Agreement at a price per share equal to 110% of the then market price of the common stock during the sixty (60) day period preceeding the transfer of the INDs. The Company anticipates that the INDs will be transferred and the stock will then be issued and the cash proceeds received by early in the 3rd quarter of 1999.

         The Company has two license and research agreements with Georgetown University that cover the use of certain technologies used in the Company's LED and LEP products. In January 1999, the Company and Georgetown University agreed to amend the agreements to reduce the level of future sublicense royalties on LEP and LED sales payable to Georgetown in return for a one time sublicense fee of $800,000. The Company made the $800,000 payment to Georgetown in March 1999, after the execution of the P&U agreement. Additionally, the Company paid a one time bonus to employees of approximately $180,000 upon the execution of the P&U agreement.

         In October 1997, the Company entered into an exclusive worldwide licensing agreement with the FDA and the NIH to develop and commercialize a chimeric human protein known as "IL13-PE38QQR." The National Institute of Health received a $75,000 non-refundable license issue payment upon execution of the agreement and will receive minimum annual royalty payments of $10,000, which increase to $25,000 after our first commercial sale. The National Institute of Health license also provides for milestone payments which, if all milestones were to be attained, would require payments aggregating to $785,000 and royalties of 4% based on future product sales, if any. We are also required to pay the costs of filing and maintaining product patents on the licensed products as they are incurred.

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

         The Company also recently entered into a Licensing Agreement with the NIH for Mesothelin Mab for head and neck cancer and mesothelioma. Like IL-13, Mesothelin Mab targets mesothelin receptors on cancer cells and delivers a cytotoxin to destroy the cancer cell while leaving normal cells alone. Mesothelin Mab is expected to enter Phase I Clinical Studies in the later part of 1999. The terms and conditions of the Mesothelin Mab License Agreements with the National Institute of Health are substantially the same as those described above for our agreement with the National Institute of Health for IL-13 chimeric protein-therapy, with the exception that milestone payments by the Company (if all milestones were to be attained) would aggregate to $500,000. The royalty payable on future product sales, if any, would be 5% and the Company has agreed to reimburse the National Institute of Health, within 60 days of a request for reimbursement, for up to $175,000 of previously incurred patent prosecution costs.

         Clinical trials involving prognostic use of BUdR have indicated that the information regarding tumor cell behavior provided by BUdR can assist the oncologist in selecting appropriate therapeutic regimens for the patients and enable better monitoring of the effectiveness of the chosen therapy.

         In December 1996, the Company filed an NDA with the FDA for BUdR as a prognostic agent in the treatment of breast cancer. The Company's NDA as it relates to BUdR as a prognostic indication in the treatment of breast cancer was accepted for review by the FDA and was reviewed by the FDA's Oncology Advisory Committee ("ODAC") on December 19, 1997, at which time ODAC voted not to recommend this indication to the FDA for approval. Since the ODAC action, the Company has met with the FDA to respond to concerns raised by ODAC for the purpose of continuing to pursue FDA approval. Based on these discussions the Company is gathering additional data and reanalyzing the existing data in order to obtain the FDA's approval of the Company's NDA. The original NDA was filed in December 1996. The application has already been extended once and the Company was informed on March 31, 1998 that the time for processing the original application has expired. The Company is continuing to work with FDA to explore the requirements for a prognostic application. Additionally, the Company is exploring opportunities to license and/or sell its BUdR product.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

         For the three month period ended March 31, 1999, the Company received a nonrefundable license fee of $9,000,000 related to the licensing agreement with P&U for the development and commercialization of the Company's LEP and LED products. The Company recorded no revenue for the three month period ended March 31, 1998.

         Research and development expense for the three month period ended March 31, 1999 were $1,500,434 compared to $172,527 for the same period in 1998. Research and development spending increased primarily due to expenses for the addition of clinical staff to manage the ongoing clinical trials of $148,000, nonrecurring expenses associated with the licensing of Mesothelin Mab of $256,000, the sublicense fee paid to Georgetown of $800,000 and bonus payments to employees based upon milestone acheivement of $100,000.

         General and administrative expenses for the three month period ended March 31, 1999 were $597,994 compared to $291,966 for the same period in 1998. General and administrative expense increased primarily due to additional payroll costs of $23,000, bonus payments to employees based upon milestone achievements of $79,000, additional insurance costs of $47,000 due to expanded coverages, increased investor relation activities of $19,000 and increased professional fees of $125,000 related to licensing activities and other corporate matters, part of which are nonrecurring.

         The Company generated interest income on exess cash balances of $35,007 and $37,382 for the three month periods ended March 31, 1999 and March 31, 1998 respectively.

         The Company incurred $1,860 of interest expense during the three month period ended March 31, 1999. The Company recorded no interest expense for the same period in 1998.

         The Company recorded income tax expense of $2,774,000 for the three month period ended March 31, 1999. No income tax expense was recorded for the comparable period in the prior year.

         Net income for the three months ended March 31, 1999 was $4,160,719 compared to a net loss of $427,111 for the three month period ended March 31, 1998.

         Net income per share for the three month period ended March 31, 1999 was $0.49 basic and $0.38 diluted compared to net loss per share of $0.05 basic and diluted for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Cash expenditures exceeded revenues from the Company's inception until the 1st Quarter of 1999. Operations have principally been funded through a loan from the Company's Chairman, a bank line-of-credit and since January 1996, the initial public offering of common stock. The Company expects to incur additional expenses, resulting in potentially significant losses, as it continues and expands its research and development activities and undertakes additional clinical trials of compounds obtained under proprietary licenses. The Company also expects to incur substantial administrative and commercialization expenditures in the future as it seeks FDA approval of drugs under development and initiates marketing activities.

         From October 1998 through February 1999 the Company had a $3,000,000 line of credit in place with the John N. Kappor Trust dtd 9/20/89, an entity affiliated with the Company's Chairman. The Company borrowed $250,000 on the line of credit on January 8, 1999. The $250,000 plus accrued interest of $1,062 was repaid on January 29, 1999. The line of credit terminated upon the signing of the licensing agreement with P&U on February 19, 1999.

         At March 31, 1999, the Company's cash and cash equivalents were $7,402,048 compared to $40,681 at December 31, 1998. This increase in cash and cash equivalents of $7,361,367 was the result of cash generated by operating activities of $7,176,690, cash used to purchase equipment and furniture of $725 and cash provided by financing activities of $185,402. The Company plans to finance its immediate needs principally from its existing capital resources and interest thereon, and to the extent available, through collaborative agreements with corporate partners and future public and private financing. The Company's long term capital needs will require substantial additional funding in order to continue its research and product development programs. The Company's long-term capital requirements and the adequacy of its available funds will depend upon many factors, including results of research and development, results of product testing, relationships with potential partnerships and collaborations, and the FDA regulatory process. No assurance can be given that additional funding will be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale-back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself.

THE YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment software and devices with imbedded technology that are time sensitive may treat years as occurring between 1900 and the end of 1999 and may not self-convert to reflect the upcoming change in the century. If not corrected, this problem could result in system failures or miscalculations and erroneous results by, or at, Year 2000.

         The Company conducted an assessment of its business systems that could encounter Year 2000 problems. This assessment included both information technology systems and non-information technology systems. Based on this internal assessment, the Company has not identified any material year 2000 issues. The Company retained an outside consultant to review its assessment. The consultant recommended several minor corrective measures which are in the process of being completed. The cost of the review and corrective measures is expected to be less than $5,000.

         Because the Company expects that its internal systems will be Year 2000 compliant, the Company belives that the most likely worst case scenario would result from third parties failing to achieve Year 2000 compliance. The Company relies on vendors, service providers and collaboration partners for raw materials, contract manufacturing, research activities, product testing, clinical trials, administrative services and other services ("Service Providers"). The Company is in the process of surveying its Service Providers to determine if they are Year 2000 compliant or have effective plans in place to address the Year 2000 issue and to determine the extent of the Company's vulnerability to the failure of its Service Providers to remedy such issues. Based upon the responses that the Company receives from its Service Providers, the Company will assess its risks and develop appropriate contingency plans as needed. The Company does not currently have a contingency plan in place; however it is the Company's intention to complete its contingency plan by October 31, 1999.

         The Company does not expect the Year 2000 issue to have a material adverse impact on the Company's business or results of operations. However, no assurance can be given that unanticipated or undiscovered Year 2000 problems will not arise that could have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that Year 2000 non-compliance by any of the Company's significant Service Providers will not have a material adverse effect on the Company's business or results of operations.

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

         Item 3.     Defaults Upon Senior Securities                     None

         Item 4.     Submission of Matters to a Vote
                     of Security-Holders                                 None

         Item 5.     Other Information                                   None

         Item 6.     Exhibits and Reports on Form 8-K

                     (a) Exhibits
                     Exhibit 10.1 is a License Agreement, dated as of March 22, 1999 by and between the Company and the National Institute of Health.

                     (b) Reports on Form 8-K
                     On March 9, 1999, the Company filed a report on Form 8-K, reporting the execution of a License Agreement between the Company and Pharmacia and Upjohn Company and describing the general terms of same.

                                 SIGNATURE PAGE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               NEOPHARM, INC.

                                               By: /s/  Kevin M. Harris
                                               ----------------------------
                                                   Kevin M. Harris,
                                                   CHIEF FINANCIAL OFFICER
                                                   AND AUTHORIZED OFFICER

                                                   Date: May 14, 1999
                                                         -------------