Form 10-K/A
period 1998-12-31
NEOPHARM INC
filed 1999-06-17
CIK 942788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                AMENDMENT NO. 2
                                       TO
                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS


                                                                                                                  PAGE
                                                                                                                  -----
PART I

Item 1.     Business.........................................................................................           3
Item 2.     Properties.......................................................................................          20
Item 3.     Legal Proceedings................................................................................          20
Item 4.     Submission of Matters to a Vote of Security Holders..............................................          20

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters............................          21
Item 6.     Selected Financial Data..........................................................................          22
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations............          22
Item 8.     Financial Statements and Supplemental Data.......................................................          26
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............          26

PART III

Item 10.    Directors and Executive Officers of the Registrant...............................................          27
Item 11.    Executive Compensation...........................................................................          29
Item 12.    Security Ownership of Certain Beneficial Owners and Management...................................          30
Item 13.    Certain Relationships and Related Transactions...................................................          32

PART IV

Item 14.    Exhibits and Financial Statement Schedules.......................................................          34
            Signatures.......................................................................................          36

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


                                                                                                                    U.S.
                                                                                                                   PATENT
COMPOUNDS                                USE OR ADVANTAGE             DEVELOPMENT STATUS    CANCER INDICATION     POSITION
------------------------------  -----------------------------------  --------------------  --------------------  ----------

LED                             We believe LED allows cancer         Phase I completed,    Breast, Prostate,        2
                                patients to tolerate higher dosages  initiated Phase II    Hematological            Patents
                                of chemotherapy providing greater    in June 1998
                                therapeutic value in a number of
                                types of cancer tumors.

LEP                             We believe LEP allows cancer         Phase I in September  Ovarian, Breast,         3
                                patients to tolerate higher dosages  1998                  Lung                     Patents
                                of chemotherapy, providing greater
                                therapeutic value in a number of
                                types of cancer tumors.

LE-AON                          LE-AON is an antisense drug useful   Pre-clinical trials   Head & Neck, Lung,       2
                                in enhancing the lethality and       ongoing, initiate     Brain                    Patents
                                effectiveness of radiation           Phase I in the 2nd
                                                                     Quarter, 1999

IL-13 Chimeric Protein          IL-13 Chimeric Protein Exotoxin is   Pre-clinical trials   Renal Cell, Brain,       2
Exotoxin                        a genetically engineered compound    ongoing, initiate     Kaposi's Sarcoma,        Patents
                                incorporating a highly toxic         Phase I in the 2nd    Breast
                                material that destroys cells once    Quarter, 1999
                                linked to the target receptor on
                                its surface.

Broxine-Registered Trademark-   We believe Broxine will prove        New drug application  Breast, Colon,           0
                                useful in characterizing tumor cell  pending before the    Prostate,                Patents
                                growth in nearly all solid tumors.   FDA                   Hematologic

Mesothelin Mab                  Mesothelin Mab                       Phase I to be         Ovarian,                 5
                                specifically targets those tumors    initiated in 4th      Mesotheliomas, Head      Patents
                                that express Mesothelin Antigen on   Quarter, 1999         & Neck
                                the surface of the cancer cells


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


    As described in more detail below, in February, 1999, the Company signed a License Agreement with Pharmacia and UpJohn ("P&U") to develop and commercialize LEP and LED worldwide. The Company received an up-front payment upon execution of the License Agreement and will receive milestone payments as clinical progress occurs under the License Agreement. The Company will also receive royalties on overseas sales and a co-promotion profit split on sales in the United States. Pursuant to the License Agreement, P&U will assume all further responsibility for, and the costs associated with, the further development and testing of LED and LEP and the obtaining of all regulatory approvals. In addition, the Company has agreed to sell $8,000,000 of its common stock to P&U when certain Investigatory New Drug ("IND") applications are transferred to P&U in accordance with a separate Stock Purchase Agreement at a price per share equal to 110% of the then market price of the common stock during the sixty (60) day period preceding the transfer of the INDs. The Company anticipates that the investigatory new drug applications, which have been submitted for FDA approval, will be transferred promptly after FDA approval, and the Company expects to receive FDA approval early in the third quarter of 1999.

    The amount of the up-front licensing fee paid by Pharmacia and Upjohn pursuant to the licensing agreement dated February 19, 1999 was $9,000,000. In addition, assuming that all of the milestone goals set forth in the license agreement were to be attained by the parties, the Company would be eligible to receive an additional $52,000,000 in additional milestone payments. Finally, with respect to the LED product, if the LED product were to be approved for commercial sale and thereafter marketed, the Company would receive a royalty payment for sales outside of the U.S. for the first seven years after commercial sale at a rate of 8%, declining to 5% for the eighth through tenth years of such commercial sales. With respect to the LEP product, the Company is entitled to receive a royalty of 12.5% for LED products sold outside of the United States for the valid life of an enforceable NeoPharm patent, determined on a country-by-country basis. With respect to sales of both LEP and LED products in the United States, the Company is permitted to elect, in lieu of royalty payments for U.S. sales, to co-promote the products within the United States. Under the terms of the co-promotion, the Company's participation in net profits is to be in proportion to its monetary contribution to the promotion of each product in the United States, but in no event shall the Company's share of profits exceed 37.5% of total net profits. In addition, the Company's right to co-promote is contingent upon its reimbursing Pharmacia & Upjohn for an amount equal to the amount of the Company's net profit percentage multiplied by the amount expended by Pharmacia & Upjohn in development costs for the products in the United States (which may not exceed 60 percent of Pharmacia & Upjohn's total development costs throughout the world). If the Company does not elect to co-promote the product within the U.S., then the Company would receive a flat royalty with respect to LED equal to 10% of net sales for the first ten years of sales in the United States, and with respect to LEP, a royalty equal to 12.5% of net sales for the period in which Pharmacia & Upjohn has exclusivity to LEP product. Because of the uncertainty surrounding the ability of the Company to attain the milestones and obtain FDA approval for the product, and the uncertainty that the product would be accepted by the medical community, it is not possible to project with any degree of certainty what the potential revenues (other than the milestone payments) under the contract would be.


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


    The Company also recently signed another Licensing Agreement with the NIH for Mesothelin Mab for head and neck cancer and mesothelioma. Like IL-13, Mesothelin Mab targets mesothelin receptors on cancer cells and delivers a cytotoxin to destroy the cancer cell while leaving normal cells alone. Mesothelin Mab is expected to enter Phase I Clinical Studies in the later part of 1999.


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



    Under the terms of the Company's collaboration agreement with BioChem, a nonrefundable $550,000 payment was paid to the Company upon execution of the collaboration agreement. In addition, the collaboration agreement provides for milestones which, if the conditions were to be achieved, would result in payment of an additional $500,000 of which $50,000 was paid as part of the original $550,000 payment in recognition of the filing of the Company's new drug application with the FDA. In the event that BioChem were to gain approval for sales in Canada, the collaboration agreement provides for royalty payments of 35% of net sales of the product in Canada up to aggregate sales of $9,000,000 (Canadian), at which point the royalty would be reduced to 25%. In addition, in the event that a generic version of the product were to be introduced, the royalty rate would also be reduced to 25% on all net sales. In addition, after the fifteenth year of commercial sales, the royalty payment would be reduced to 15 percent of net sales. Under the terms of the collaboration agreement, the Company is to provide BioChem with all data and results of ongoing clinical trails carried on with respect to the product and to provide any assistance as BioChem shall reasonably request in assisting it to gain regulatory approval. The agreement may be terminated by either party upon default by the other party, if the other party fails to cure the default within the periods specified in the agreement.


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

    COLLABORATIVE RELATIONSHIPS AND LICENSES. The Company has entered into a Clinical Trials Agreement ("CTA") with the NCI, a CRADA with the FDA, a licensing agreement with the NIH and has licensed certain technology relating to its Liposome Products from Georgetown University. The principal terms of the foregoing agreements and the license are as follows:


    NCI. In 1992 the Company entered into a CRADA with the NCI. Under the terms of the NCI CRADA, the Company has exclusive rights to the data generated with respect to BUdR by NCI for certain indications contained in the CRADA including tumors mestastic to the brain, astrocytomas, gastrointestinal cancers, colon cancer, pancreatic cancer, lung cancer, soft tissue sarcomas, head and neck cancer and leukemia. The NCI CRADA expired on September 13, 1998 and the Company then entered into a CTA with the NCI effective October 29, 1998. The CTA covers the same research that was the subject of the

NCI CRADA. The CTA provides for collaboration on the clinical development for BUdR and access to related clinical data required for regulatory approval. Although BUdR is not covered by patents or patent applications, the Company believes that its exclusive access to the clinical data collected by NCI represent a significant competitive advantage for the Company in the development and eventual commercialization of BUdR.

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


    NIH CRADA AND LICENSING AGREEMENTS. In October 1997, the Company entered into an exclusive worldwide licensing agreement with the NIH and the FDA to develop and commercialize an IL-13 chimeric protein therapy (the "NIH License"). The NIH received a $75,000 non-refundable license issue payment from the Company upon execution of the license agreement and will receive minimum annual royalty payments of $10,000, which increase to $25,000 after the first commercial sale. The NIH License also provides for milestone payments and royalties of 4% based on future product sales. The Company is required to pay the costs of filing and maintaining product patents on the licensed products. On March 22, 1999, the Company also executed a License Agreement with the NIH for Mesothelin Mab, a compound similar to IL-13 (Ligand Targeted Cytotoxin). The terms and conditions of the Mesothelin Mab agreement with NIH are substantially the same as for the NIH Agreement for IL-13 chimeric protein therapy, with the exception that milestone payments by the Company, if any, would aggregate $500,000.



    Under the terms of the patent license agreement with the NIH for Mesothelin Mab, the Company made a non-refundable up-front payment of $75,000 upon execution of the agreement. In addition, the Company will make minimum annual royalty payments of $20,000 per year beginning on January 1, 2001 and continuing on for the life of the underlying patent. The agreement also provides, however, that in the event that a benchmark is not attained by the Company that the minimum royalty rate increases to $150,000 per year until the benchmark is attained. When commercial sales are initiated, if ever, the Company has agreed to pay the NIH a royalty of 5% of net sales which, under certain circumstances detailed in the agreement, can be adjusted downward to 4% in the event the Company is required to pay royalties to third parties. Given the uncertainty of development, approval and public acceptance, the aggregate amount of royalties which may eventually be paid under the contract is impossible to calculate. The agreement may be terminated by the NIH if the Company fails to cure the default or become insolvent and by the Company upon sixty days written notice.


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


    In February 1999, the Company licensed its LEP and LED to P&U. As part of its responsibilities under the License Agreement, P&U will have obligations to actively market and promote the LED and LEP products throughout the world once they have been approved for commercial sale, an event that is not expected to occur for several more years, if ever. Under the provisions of its License Agreement with P&U, the Company has the right to elect to co-promote the product within the United States, provided the Company reimburse P&U for an amount equal to P&U's development costs for the product in the United States (which costs may not exceed 60% of P&U's total development costs throughout the world), multiplied by the Company's net profit percentage which may not exceed 37.5% of total net profits, as adjusted in accordance with the license agreement. See "NeoPharm Products-Lipsome Products."


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

PATENTS AND PROPRIETARY RIGHTS


    It is the Company's policy to, where possible, file patent applications to protect technology, inventions and improvements that are important to the development of its business. Under its agreements with Georgetown University, the Company has licensed rights to four United States patents and one pending

United States patent application relating to its Liposome Products under development. Under its agreements with the NIH, the Company has licensed rights to two United States patent relating to the IL-13 chimeric protein under development and three United States patents and two pending United States patents relating to the pending Mesothelin Mab agreements. BUdR is not currently the subject of patents or patent applications, and the Company does not expect to obtain patent protection for its BUdR product. The Company's principal advantage with respect to the development and planned commercialization of BUdR is its exclusive access under the CRADA to NCI's clinical data regarding the compound.

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


PRODUCT LIABILITY AND INSURANCE



    The Company's business exposes it to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. The Company doesn't have any product liability insurance at this time. Even though the Company plans to obtain product liability insurance, the Company doesn't know if it will be able to obtain or maintain this insurance on acceptable terms or that any insurance it obtains will provide adequate coverage against potential liabilities. Claims or losses in excess of any liability insurance coverage the Company obtains could have a material adverse effect on our business, financial condition or results of operations.


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

SCIENTIFIC ADVISORY BOARD


    The Company has assembled an eight-member Scientific Advisory Board. The members of the Scientific Advisory Board together provide expertise in areas of scientific and medical interest to the Company. The Company has entered into agreements with the Scientific Advisors providing that all inventions made by the Advisors when working for the Company will belong to the Company; however, most of the members of the Company's Scientific Advisory Board are employed on a full-time basis by academic or research institutions. The members of the Scientific Advisory Board are permitted to share information among themselves regarding the projects that they are working on with the Company. As of March 16, 1999, the Company had granted options to acquire an aggregate of 68,324 shares its Common Stock to members of the Scientific Advisory Board, and pays a retainer to compensate its Scientific Advisory Board members.


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


    WE LACK SIGNIFICANT REVENUES AND ANTICIPATE CONTINUING LOSSES. We have incurred significant losses since inception. At December 31, 1998 and December 31, 1997, we had accumulated losses since inception of approximately $9,932,000 and $8,358,000 respectively. We may incur substantial additional operating losses for at least the next several years as our research and development efforts expand. Until we executed an agreement with Pharmacia & UpJohn Company, we had only generated limited amounts of revenue from our license fees and we cannot predict when or if we will be able to develop other sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our products.


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


    CERTAIN OF OUR EXECUTIVE OFFICERS HAVE RELATIONSHIPS WITH OTHER ENTITIES AND HAVE CONFLICTS OF INTEREST. Messrs. John N. Kapoor, Mahendra Shah and Kevin M. Harris, who each hold executive positions with us, are also associated with EJ Financial Enterprises, Inc., a healthcare investment firm which is wholly owned by John N. Kapoor, and therefore will have conflicts of interest in allocating their time among various business activities, and may have legal obligations to multiple entities. On July 1, 1994, the Company entered into a consulting agreement with EJ Financial. The consulting agreement provides that we will pay EJ Financial $125,000 per year (paid quarterly) for certain business and financial services, including having certain officers of EJ Financial serve as officers of ours without pay. EJ Financial is involved in the management of healthcare companies in various fields, and Messrs. Kapoor, Shah and Harris are involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust, dated September 20, 1989, the beneficiary of which is Dr. John Kapoor, is a principal shareholder of each of these companies as well as us. The John N. Kapoor Trust and other entities controlled by John N. Kapoor beneficially own shares of our common stock, representing approximately 42.5% of our outstanding shares of common stock.


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

    Two of our key products have been obtained under license agreements with Georgetown University. Dr. Acquilur Rahman, our Chief Scientific Officer and a Director of ours, was formerly an associate professor of pathology and pharmacology at Georgetown University. Dr. Anatholy Dritschilo, a Director of ours, is currently chairman of the Department of Radiation Medicine and Medical Director of the Georgetown Medical Center in Washington, D.C. As a result of their respective positions with Georgetown both Dr. Rahman and Dr. Dritschilo entered into agreements with Georgetown relating to the ownership of inventions and other intellectual property developed while in Georgetown's employ. These relationships may pose conflicts of interest for each of Messrs. Rahman and Dritschilo. As part of their agreements with Georgetown University, Drs. Rahman and Dritschilo have advised us that Georgetown University will share with each of them payments which Georgetown receives from us under our license agreements with Georgetown. While there were no royalty or other payments to Georgetown University by us in 1998, as a result of us entering into a license agreement with Pharmacia and Upjohn Company in February 1999, a payment of $800,000 was recently made to Georgetown University and, assuming regulatory approval is obtained in the future for our LED and LEP compounds, additional royalty payments, which could be substantial, would be made by the Company to Georgetown in the future which we understand Georgetown would then split with Dr. Rahman and Dr. Dritschilo.


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

    If a decision is made in favor of Fujisawa, Fujisawa may acquire the right to control Dr. Kapoor's shares of our common stock, which comprise 42.5% of our common stock. This decision could have a material adverse effect on us.


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


    WE ARE CONTROLLED BY OUR OFFICERS AND DIRECTORS. As of March 31, 1999, our directors and officers beneficially owned a total of 58.93% of the outstanding shares of our common stock. Accordingly, our officers and directors, if acting together, have the ability to elect a majority of our directors and otherwise control our operations.


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

1997                                                                                                  HIGH          LOW
-------------------------------------------------------------------------------------------------   ---------    ---------
First Quarter....................................................................................     9 5/8        6 3/8
Second Quarter...................................................................................     7 1/2        3 1/16
Third Quarter....................................................................................     5 1/2        3 5/8
Fourth Quarter...................................................................................     9            3 3/4


1998                                                                                                  HIGH          LOW
-------------------------------------------------------------------------------------------------   ---------    ---------
First Quarter....................................................................................     5 3/4        3 3/4
Second Quarter...................................................................................     4 15/16      2 15/16
Third Quarter....................................................................................     4 1/2        2
Fourth Quarter...................................................................................    13 1/4        3 5/8

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

                        ITEM 6. SELECTED FINANCIAL DATA

                                                                                                              INCEPTION
                                                            FOR THE YEARS ENDED                             (JUNE 15,1990)
                                                               DECEMBER 31,                                    THROUGH
                                 -------------------------------------------------------------------------   DECEMBER 31,
                                     1994           1995           1996           1997           1998            1998
                                 -------------  -------------  -------------  -------------  -------------  --------------
Statement of Operations
  Data:
Revenues.......................  $    --        $    --        $    --        $     550,000  $    --        $      550,000
Operating expenses:
Research and development.......        813,761      1,068,683      1,099,631      1,411,692      1,611,343       7,085,874
General and administrative.....        107,286        244,901        956,924      1,370,486      1,691,132       4,837,984
                                 -------------  -------------  -------------  -------------  -------------  --------------
Loss from operations...........       (921,047)    (1,313,584)    (2,056,555)    (2,232,178)    (3,302,475)    (11,373,858)
Interest income................  $    --        $    --        $     238,275  $     210,501  $      88,752  $      537,528
Interest expense...............       (162,620)      (356,043)       (47,365)      --             --              (735,606)
                                 -------------  -------------  -------------  -------------  -------------  --------------
Interest income
  (expense)--net...............       (162,620)      (356,043)       190,910        210,501         88,752        (198,078)
                                 -------------  -------------  -------------  -------------  -------------  --------------
Loss Before Income Taxes.......  $  (1,083,667) $  (1,669,627) $  (1,865,645) $  (2,021,677) $  (3,213,723) $  (11,571,936)
Income Taxes...................       --             --             --             --           (1,640,000)     (1,640,000)
                                 -------------  -------------  -------------  -------------  -------------  --------------
Net Loss.......................  $  (1,083,667) $  (1,669,627) $  (1,865,645) $  (2,021,677) $  (1,573,723) $   (9,931,936)
                                 -------------  -------------  -------------  -------------  -------------  --------------
                                 -------------  -------------  -------------  -------------  -------------  --------------
Basic and Diluted
Net loss per share.............  $        (.32) $        (.36) $        (.24) $        (.25) $        (.19)
                                 -------------  -------------  -------------  -------------  -------------

                                                        DECEMBER 31,
                                 ----------------------------------------------------------
                                    1994        1995        1996        1997        1998
                                 ----------  ----------  ----------  ----------  ----------
Balance Sheet Data:
Cash...........................  $    9,205  $      671  $4,479,041  $2,776,697  $   40,681
Working capital (deficit)......  (2,137,037) (4,553,057)  4,013,010   2,348,904   1,077,255
Total assets...................     112,988     495,891   4,492,208   2,854,499   1,781,548
Line of credit with bank.......     656,452   2,007,652      --          --          --
Loan payable to principal
  stockholder..................   1,500,000   1,500,000      --          --          --
Deficit accumulated during the
  development stage............  (2,801,264)     --      (1,865,645) (3,887,322) (5,461,045)
Total stockholders' equity
  (deficit)....................  (2,691,773) (4,361,392)  4,026,177   2,374,072   1,178,122

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

LIQUIDITY AND CAPITAL RESOURCES


    Cash expenditures have exceeded revenues from the Company's inception through December 31, 1998. The Company's operations have primarily been funded through a loan from its Chairman, a bank line-of-credit and since January 1996, the Company's initial public offering of common stock. The

Company expects to incur additional expenses, resulting in potentially significant losses, as it continues and expands its research and development activities and undertakes additional clinical trials of compounds obtained under proprietary licenses. The Company also expects to incur substantial administrative and commercialization expenditures in the future as it seeks FDA approval of drugs under development and initiates marketing activities.



    At December 31, 1998, the Company has approximately $41,000 in cash and cash equivalents and net working capital of approximately $1.1 million. On October 22, 1998, the Company established a $3,000,000 line of credit (the "Line of Credit") with the John N. Kapoor Trust dtd. 9/20/89, an entity affiliated with the Company's Chairman. Interest on borrowings on the Line of Credit were accrued at the rate of 2% over the prime rate of the Northern Trust Bank. The accrued interest and outstanding principal were repaid on January 29, 1999 and the line of Credit terminated upon the signing of the Pharmacia and Upjohn licensing agreement in February 1999. The Company believes that cash and cash equivalents should be adequate to fund operations for the next 12 months. However, management can offer no assurances that additional funding will not be required during that period.



    The amount of the up-front licensing fee paid by Pharmacia and Upjohn pursuant to the licensing agreement dated February 19, 1999 was $9,000,000. In addition, assuming that all of the milestone goals set forth in the license agreement were to be attained by the parties, the Company would be eligible to receive an additional $52,000,000 in additional milestone payments. Finally, with respect to the LED product, if the LED product were to be approved for commercial sale and thereafter marketed, the Company would receive a royalty payment for sales outside of the U.S. for the first seven years after commercial sale at a rate of 8%, declining to 5% for the eighth through tenth years of such commercial sales. With respect to the LEP product, the Company is entitled to receive a royalty of 12.5% for LED products sold outside of the United States for the valid life of an enforceable NeoPharm patent, determined on a country-by-country basis. With respect to sales of both LEP and LED products in the United States, the Company is permitted to elect, in lieu of royalty payments for U.S. sales, to co-promote the products within the United States. Under the terms of the co-promotion, the Company's participation in net profits is to be in proportion to its monetary contribution to the promotion of each product in the United States, but in no event shall the Company's share of profits exceed 37.5% of total net profits. In addition, the Company's right to co-promote is contingent upon the Company reimbursing Pharmacia & Upjohn for an amount equal to the amount of the Company's net profit percentage multiplied by the amount expended by Pharmacia & Upjohn in development costs for the products in the United States (which may not exceed 60 percent of Pharmacia & Upjohn's total development costs for the products throughout the world). If the Company does not elect to co-promote the product within the U.S., then the Company would receive a flat royalty with respect to LED equal to 10% of net sales for the first ten years of sales in the United States, and with respect to LEP, a royalty equal to 12.5% of net sales for the period in which Pharmacia & Upjohn has exclusivity to LEP product. Because of the uncertainty surrounding the Company's ability to attain the milestones and obtain FDA approval for the products, and the uncertainty that the products would be accepted by the medical community, it is not possible to predict with any degree of certainty what the potential revenues (other than the milestone payments) under the contract would be.


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

    The Company's liabilities at December 31, 1998 increased to approximately $603,000 from approximately $480,000 at December 31, 1997.


    The Company received a $9,000,000 non-refundable up-front fee upon signing the licensing agreement with Pharmacia & Upjohn in February, 1999. Additionally, the Company anticipates selling

$8,000,000 of its stock to Pharmacia & Upjohn under a separate stock purchase agreement in the third quarter of 1999. While Pharmacia & Upjohn will assume the costs associated with all future development and testing of LEP and LED, the Company anticipates that its research and development costs will remain constant or increase as it accelerates the development of its other products.



    Cash and cash equivalents decreased to $2,776,697 at December 31, 1997 from $4,479,041 at December 31, 1996. This decrease of $1,072,344 was the result of cash used in operating activities of $1,858,794, cash used to purchase equipment and furniture of $18,728, and cash provided by the issuance of stock of $175,178.



    Cash and cash equivalents increased to $4,479,041 at December 31, 1996 from $671 at December 31, 1995. This increase of $4,478,370 was the result of cash provided by financing activities of $6,635,223, primarily the net proceeds of the initial public offering, cash used to fund operating expenses of $2,146,190 and cash used to purchase equipment and furniture of $10,663.


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

THE YEAR 2000 ISSUE


    The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment software and devices that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.



    The Company has conducted an assessment of its business systems that could encounter Year 2000 problems. This assessment included both information technology systems and non-information technology systems. Based on this internal assessment, the Company has not identified any material Year 2000 issues. We retained an outside consultant to review our assessment. The consultant recommended several corrective measures which are in the process of being completed. The cost of this review and corrective measures is expected to be less than $5,000.



    The Company relies on vendors, service providers and collaboration partners for raw materials, contract manufacturing, research activities, product testing, clinical trials, administrative services and other services. The Company has sent information requests to its third party providers to determine if they are Year 2000 compliant or have effective plans in place to address the Year 2000 issue and to determine the extent of the Company's vulnerability to the failure of our third party providers to remedy such issues. Based upon the responses that the Company receives from these third parties, the Company will assess its risks and develop appropriate contingency plans as needed. We do not currently have a contingency plan in place; however, it is the Company's intention to complete its plan by October 31, 1999.



    The Company believes that its internal systems will be Year 2000 compliant and that the most likely worse case scenario would result from third parties failing to achieve Year 2000 compliance. There is a risk of short-term interruptions in the supply of raw materials, manufacturing of products for clinical trials, conducting and reporting of clinical trials and new product development. Our ongoing clinical trials could be delayed if there is an interruption in the supply of raw materials from our vendors and/or the manufacturing of products by our contract manufacturers. Further, our clinical trials could be delayed if there is an interruption in the clinical trials or the reporting of information related to these trials by one or more of the third party research organizations. Finally, our clinical trials could be delayed if there is an interruption in the gathering, analysis and reporting of information related to the trials by our third party service providers. Such disruptions and delays could result in deferred or lost revenue and increased expenses.



    We do not expect the Year 2000 problems to have a material adverse impact on our business or results of operations. However, no assurance can be given that unanticipated or undiscovered Year 2000 problems will not arise that could have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that Year 2000 non-compliance by any of the Company's significant vendors, service providers or collaboration partners will not have a material adverse effect on the Company's business or results of operations.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The Financial Statements and Supplementary Data are incorporated herein by reference to the Company's Financial Statements included as Exhibit 1. The information is contained as follows:

                                                              PAGE
                                                              ----
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................   35
Balance Sheets..............................................   36
Statements of Operations....................................   37
Statements of Stockholders' Equity (Deficit)................   38
Statements of Cash Flows....................................   41
Notes to Financial Statements...............................   43

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURES

    None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are as follows:

                                                                                          POSITION
                                                                                            HELD
NAME                                      AGE                   POSITION                   SINCE
----------------------------------------  ----  ----------------------------------------  --------

John N. Kapoor, Ph.D.(2)................   55   Director, Chairman of the Board              1990

Aquilur Rahman, Ph.D....................   56   Director, Chief Scientific Officer           1990

Anatoly Dritschilo, M.D.(1)(2)..........   54   Director                                     1990

James M. Hussey (3).....................   39   President, Chief Executive Officer, and      1998
                                                Director

Erick E. Hanson(1)......................   52   Director                                     1997

Mahendra G. Shah, Ph.D..................   54   Vice President, Corporate and Business       1991
                                                Development

Sander A. Flaum.........................   62   Director                                     1998

Kevin Harris............................   38   Chief Financial Officer                      1998

Lewis Strauss, M.D......................   48   Vice President- Chief Medical Officer        1998

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


                                                                         AMOUNT AND NATURE OF
                                                                             PERCENTAGE OF         PERCENTAGE OF
                                                                              BENEFICIAL        SHARES BENEFICIALLY
NAME OF BENEFICIAL OWNER                                                     OWNERSHIP(1)              OWNED
-----------------------------------------------------------------------  ---------------------  -------------------
John N. Kapoor.........................................................         4,008,258(2)             42.51%
  EJ Financial Enterprises, Inc.
  225 E. Deerpath, Suite 250
  Lake Forest, IL 60045

John N. Kapoor 1994-A..................................................         1,550,453(3)             17.00%
  Annuity Trust
  225 E. Deerpath, Suite 250
  Lake Forest,IL 60045

John P. Curran.........................................................           933,800(4)             10.24%
  c/o Curran Partners, L.P.
  237 Park Avenue
  New York, N.Y. 10017

Aquilur Rahman.........................................................           915,540                10.04%
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

James M. Hussey........................................................           166,373(5)              1.82%
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

Erick E. Hanson........................................................             2,000                *
  100 Corporate North, Suite 212
  Bannockburn, IL 60015

Sander Flaum...........................................................             2,000                *
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

William C. Govier......................................................           233,134                 2.56%
  225 E. Deerpath, Suite 250
  Lake Forest,IL 60045

Anatoly Dritschilo.....................................................           259,136                 2.84%
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

Mahendra Shah..........................................................           187,106                 2.05%
  225 E. Deerpath, Suite 250
  Lake Forest,IL 60045

Kevin M. Harris........................................................               600                *
  225 E. Deerpath, Suite 250
  Lake Forest,IL 60045

Lewis Strauss..........................................................            15,862                *
  100 Corporate North, Suite 215
  Bannockburn, IL 60015

All officers and a directors as group (9 persons)......................         5,556,875                58.93%


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


(2) Includes 620,059 shares held by John N. Kapoor Trust, dtd 9/20/89, of which Dr. Kapoor is the sole trustee and sole beneficiary and 904,812 shares held by EJ Financial/NEO Management, L.P. (the "Limited Partnership") of which John N. Kapoor is the Managing General Partner. The address of the John N. Kapoor Trust and the Limited Partnership is 225 East Deerpath, Suite 250, Lake Forest, Illinois 60045. The John N. Kapoor Trust also owns warrants to purchase 287,004 shares of common stock, which are assumed to have been exercised for purposes of disclosing the ownership indicated. The amount shown also includes 300,000 shares of common stock which are held by the John N. Kapoor Charitable Trust of which Dr. Kapoor and his spouse are co-trustees. Dr. Kapoor disclaims beneficial ownership of the shares held by the charitable trust. The amount shown also includes 1,550,453 shares of common stock which are owned by the John N. Kapoor 1994-A Annuity Trust of which the sole trustee is Editha Kapoor, Dr. Kapoor's spouse. In addition, the amount shown also includes 310,848 shares of common stock which are owned by four trusts which have been established for Dr. Kapoor's children of which the sole trustee is Dr. Kapoor's spouse, Editha Kapoor. Dr. Kapoor does not have or share voting, investment or dispositive power with regards to the shares owned by the Annuity Trust or the Children's Trusts and Dr. Kapoor disclaims beneficial ownership of such shares.


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


    On July 1, 1994, the Company entered into a Consulting Agreement with EJ Financial Enterprises, Inc. ("EJ Financial"). The Consulting Agreement provides that the Company will pay EJ Financial $125,000 per year (paid quarterly) for certain business and financial services, including having certain officers of EJ Financial serve as officers of the Company. Dr. John Kapoor, the Company's Chairman of the Board is the president and a director of EJ Financial. Dr. Mahendra Shah, Vice President of the Company, is also a Vice President of EJ Financial. Mr. Kevin Harris, Chief Financial Officer of the Company, is Director of Taxes and Planning of EJ Financial. Dr. Kapoor, Dr. Shah and Kevin Harris are paid by EJ Financial. While the Company does not provide regular compensation to Dr. Kapoor, Dr. Shah or Mr. Harris, in 1999, a bonus of $20,000 was paid to Mr. Harris in recognition of his assistance to the Company. They do not receive salaries from the Company. These charges reflect the increased need for EJ Financial's services in connection with the operation of NeoPharm as a publicly-held company. Unless terminated by the parties, the management services agreement with EJ Financial automatically renews in June of each year for a one year term.


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


          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ JOHN N. KAPOOR
------------------------------  Director, Chairman of the      June 15, 1999
        John N. Kapoor            Board

      /s/ AQUILUR RAHMAN
------------------------------  Director, Chief Scientific     June 15, 1999
        Aquilur Rahman            Officer

                                Director, President, and
     /s/ JAMES M. HUSSEY          Chief Executive Officer
------------------------------    (Principal Executive         June 15, 1999
       James M. Hussey            Officer)

     /s/ ERICK E. HANSON
------------------------------  Director                       June 15, 1999
       Erick E. Hanson

                                Chief Financial Officer
     /s/ KEVIN M. HARRIS          Principal Financial
------------------------------    Officer and Principal        June 15, 1999
       Kevin M. Harris            Accounting Officer)

       /s/ SANDER FLAUM
------------------------------  Director                       June 15, 1999
         Sander Flaum

                         INDEX TO FINANCIAL STATEMENTS

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)


                                                              PAGE
                                                              ----
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................   38
Balance Sheets..............................................   39
Statements of Operations....................................   40
Statements of Stockholders' Equity (Deficit)................   41
Statements of Cash Flows....................................   44
Notes to Financial Statements...............................   46

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

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 22, 1999

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                                 BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                        1997        1998
                                                                     ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents........................................  $2,776,697  $   40,681
  Notes receivable--shareholder....................................      52,634          --
  Deferred taxes (Note 5)..........................................          --   1,640,000
                                                                     ----------  ----------
    Total current assets...........................................   2,829,331   1,680,681
Equipment and furniture:
  Equipment........................................................      32,492      82,690
  Furniture........................................................      26,231      78,877
  Less accumulated depreciation....................................     (33,555)    (60,700)
                                                                     ----------  ----------
    Total equipment and furniture, net.............................      25,168     100,867
                                                                     ----------  ----------
    Total assets...................................................  $2,854,499  $1,781,548
                                                                     ----------  ----------
                                                                     ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Obligations under research agreements............................     150,000     260,000
  Accounts payable.................................................     275,427     275,926
  Accrued compensation.............................................      55,000      67,500
                                                                     ----------  ----------
    Total current liabilities......................................     480,427     603,426
                                                                     ----------  ----------
Commitments and contingencies (Notes 6 and 7)
Stockholders' equity:
  Common stock, $.0002145 par value; 15,000,000 shares authorized,
    8,195,810 and 8,341,779 shares issued and outstanding as of
    December 31, 1997 and 1998, respectively.......................       1,758       1,789
  Additional paid-in capital.......................................   6,259,636   6,637,378
  Deficit accumulated during the development stage.................  (3,887,322) (5,461,045)
                                                                     ----------  ----------
    Total stockholders' equity.....................................   2,374,072   1,178,122
                                                                     ----------  ----------
    Total liabilities and stockholders' equity.....................  $2,854,499  $1,781,548
                                                                     ----------  ----------
                                                                     ----------  ----------

    The accompanying notes to financial statements are an integral part of these balance sheets.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF OPERATIONS


                                                                                                     INCEPTION
                                                                                                     (JUNE 15,
                                                                  FOR THE YEARS ENDED                  1990)
                                                                     DECEMBER 31,                     THROUGH
                                                      -------------------------------------------   DECEMBER 31,
                                                          1996           1997           1998            1998
                                                      -------------  -------------  -------------  --------------
Revenues............................................  $          --  $     550,000  $          --   $    550,000
Expenses:
Research and development............................        728,773        903,088      1,255,855      3,871,074
General and administrative..........................        749,996      1,176,405      1,519,138      3,969,621
Related party expenses (Note 8).....................        577,786        702,685        527,482      4,083,163
  Total expenses....................................      2,056,555      2,782,178      3,302,475     11,923,858
      Loss from operations..........................     (2,056,555)    (2,232,178)    (3,302,475)   (11,373,858)
Interest income.....................................        238,275        210,501         88,752        537,528
Interest expense....................................        (47,365)            --             --       (735,606)
    Interest income (expense)--net..................        190,910        210,501         88,752       (198,078)
Loss before income taxes............................  $  (1,865,645) $  (2,021,677) $  (3,213,723)  $(11,571,936)
Income taxes........................................             --             --     (1,640,000)    (1,640,000)
Net income/(loss)...................................  $  (1,865,645) $  (2,021,677) $  (1,573,723)  $ (9,931,936)
Net income/(loss) per share
  Basic.............................................  $        (.24) $        (.25) $        (.19)
  Diluted...........................................  $        (.24) $        (.25) $        (.19)
Weighted average shares outstanding
  Basic.............................................      7,803,412      8,146,746      8,213,980
  Diluted...........................................      8,312,378      8,939,143      8,757,187


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

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE PERIOD FROM INCEPTION (JUNE 15, 1990)
                           THROUGH DECEMBER 31, 1998

                                                                                               DEFICIT
                                                           COMMON STOCK       ACCUMULATED       TOTAL
                                                       ---------------------   ADDITIONAL      DURING      STOCKHOLDERS'
                                                                      PAR       PAID-IN      DEVELOPMENT      EQUITY
                                                         SHARES      VALUE      CAPITAL         STAGE        (DEFICIT)
                                                       ----------  ---------  ------------  -------------  -------------
Balance at inception, June 15, 1990..................          --  $      --   $       --   $          --  $          --
Initial issuance of stock for cash on June 21, 1990
  ($.0002145 per share)..............................   3,263,888        700           --              --            700
Services contributed to Company by related party.....          --         --       13,542              --         13,542
Net loss.............................................          --         --           --        (188,441)      (188,441)
                                                       ----------  ---------  ------------  -------------  -------------
Balance at December 31, 1990.........................   3,263,888        700       13,542        (188,441)      (174,199)
                                                       ----------  ---------  ------------  -------------  -------------
Services contributed to Company by related party.....          --         --       25,000              --         25,000
Net loss.............................................          --         --           --        (468,771)      (468,771)
                                                       ----------  ---------  ------------  -------------  -------------
Balance at December 31, 1991.........................   3,263,888        700       38,542        (657,212)      (617,970)
                                                       ----------  ---------  ------------  -------------  -------------
Services contributed to Company by related party.....          --         --       25,000              --         25,000
Net loss.............................................          --         --           --        (567,962)      (567,962)
                                                       ----------  ---------  ------------  -------------  -------------
Balance at December 31, 1992.........................   3,263,888        700       63,542      (1,225,174)    (1,160,932)
                                                       ----------  ---------  ------------  -------------  -------------
Services contributed to Company by related party.....          --         --       25,000              --         25,000
Net loss.............................................          --         --           --        (492,423)      (492,423)
                                                       ----------  ---------  ------------  -------------  -------------
Balance at December 31, 1993.........................   3,263,888        700       88,542      (1,717,597)    (1,628,355)
                                                       ----------  ---------  ------------  -------------  -------------
Issuance of stock pursuant to exercise of stock
  options............................................   1,398,810        300        7,449              --          7,749
Services contributed to Company by related party.....          --         --       12,500              --         12,500
Net loss.............................................          --         --           --      (1,083,667)    (1,083,667)
                                                       ----------  ---------  ------------  -------------  -------------
Balance at December 31, 1994.........................   4,662,698      1,000      108,491      (2,801,264)    (2,691,773)
                                                       ----------  ---------  ------------  -------------  -------------

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

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                 FOR THE PERIOD FROM INCEPTION (JUNE 15, 1990)
                           THROUGH DECEMBER 31, 1998

                                                                                               DEFICIT
                                                           COMMON STOCK       ACCUMULATED       TOTAL
                                                       ---------------------   ADDITIONAL      DURING      STOCKHOLDERS'
                                                                      PAR       PAID-IN      DEVELOPMENT      EQUITY
                                                         SHARES      VALUE      CAPITAL         STAGE        (DEFICIT)
                                                       ----------  ---------  ------------  -------------  -------------
Balance at December 31, 1996.........................   8,130,268  $   1,744  $  5,890,078  $  (1,865,645) $   4,026,177
                                                       ----------  ---------  ------------  -------------  -------------
Issuance of stock pursuant to exercise of stock
  options............................................      55,542         12       175,166             --        175,178
Issuance of stock pursuant to restricted stock
  grants.............................................      10,000          2        48,748             --         48,750
Net Loss.............................................          --         --            --     (2,021,677)    (2,021,677)
Issuance of options to non-employees.................          --         --       145,644             --        145,644
                                                       ----------  ---------  ------------  -------------  -------------
Balance at December 31, 1997.........................   8,195,810  $   1,758  $  6,259,636  $  (3,887,322) $   2,374,072
                                                       ----------  ---------  ------------  -------------  -------------
Issuance of stock pursuant to exercise of stock
  options............................................      22,500          5        82,339             --         82,344
Issuance of stock Pursuant to Restricted stock
  Grants.............................................      74,235         16       263,109             --        263,125
Exercise of warrants.................................      49,234         10           (10)            --             --
Net loss.............................................          --         --            --     (1,573,723)    (1,573,723)
Issuance of options to non-employees.................          --         --        32,304             --         32,304
                                                       ----------  ---------  ------------  -------------  -------------
Balance at December 31, 1998.........................   8,341,779  $   1,789  $  6,637,378  $  (5,461,045) $   1,178,122
                                                       ----------  ---------  ------------  -------------  -------------
                                                       ----------  ---------  ------------  -------------  -------------

    The accompanying notes to financial statements are an integral part of these statements.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                            STATEMENTS OF CASH FLOWS


                                                                                                     INCEPTION
                                                                                                     (JUNE 15,
                                                                  FOR THE YEARS ENDED                  1990)
                                                                     DECEMBER 31,                     THROUGH
                                                      -------------------------------------------   DECEMBER 31,
                                                          1996           1997           1998            1998
                                                      -------------  -------------  -------------  --------------
Cash flows used in operating activities:
Net loss............................................  $  (1,865,645) $  (2,021,677) $  (1,573,723)  $ (9,931,936)
Adjustments to reconcile net loss to net cash used
  by operating activities:
Depreciation and amortization.......................          6,279          6,727         27,145         72,499
Gain on disposal of equipment.......................             --             --             --           (408)
Deferred income taxes...............................             --             --     (1,640,000)    (1,640,000)
Services contributed (non-cash) by related party....             --             --             --        101,042
Interest payable to principal shareholder converted
  to stock..........................................        523,385             --             --        523,385
Compensation expense from non-employee stock
  option............................................         73,391        145,644         32,304        251,339
Restricted stock grants in lieu of cash
  compensation......................................             --         48,750        263,125        311,875
(Increase)Decrease in other assets..................             --        (52,634)        52,634        (11,100)
(Decrease)Increase accounts payable and accrued
  liabilities.......................................       (883,600)        14,396        122,999        603,426
                                                      -------------  -------------  -------------  --------------
      Net cash and cash equivalents used in
        operating activities........................     (2,146,190)    (1,858,794)    (2,715,516)    (9,719,878)
                                                      -------------  -------------  -------------  --------------
Cash flows used in investing activities:
Purchase of equipment and furniture.................        (10,663)       (18,728)      (102,844)      (162,669)
Proceeds from disposal of equipment.................             --             --             --            810
                                                      -------------  -------------  -------------  --------------
Net cash and cash equivalents used in investing
  activities........................................        (10,663)       (18,728)      (102,844)      (161,859)
                                                      -------------  -------------  -------------  --------------
Cash flows from financing activities:
Proceeds from loan payable to principal
  stockholder.......................................             --             --             --      1,500,000
Advance on line of credit...........................        107,000             --             --      2,114,652
Reduction in line of credit.........................     (2,114,652)            --             --     (2,114,652)
Costs incurred related to the initial public
  offering..........................................       (201,885)            --             --       (688,321)
Proceeds from initial public offering...............      8,585,438             --             --      8,585,438
Proceeds from issuance of common stock..............        259,322        175,178         82,344        525,301
Cashless exercise of warrants, charge...............             --             --       (484,955)      (484,955)
Cashless exercise of warrants, proceeds.............             --             --        484,955        484,955
                                                      -------------  -------------  -------------  --------------
      Net cash and cash equivalents provided by
        financing activities........................      6,635,223        175,178         82,344      9,922,418
                                                      -------------  -------------  -------------  --------------
Net increase (decrease) in cash.....................      4,478,370     (1,702,344)    (2,736,016)        40,681
Cash and cash equivalents, beginning of period......            671      4,479,041      2,776,697             --
                                                      -------------  -------------  -------------  --------------
Cash and cash equivalents, end of period............  $   4,479,041  $   2,776,697  $      40,681   $     40,681
                                                      -------------  -------------  -------------  --------------
                                                      -------------  -------------  -------------  --------------
Supplemental disclosure of cash paid for:
Interest............................................  $     113,846  $      84,585  $          --   $    212,222
Income taxes........................................             --             --             --             --


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


    In 1998, the Company granted 69,235 shares of restricted common stock to employees as compensation and recorded compensation expense of $222,500. The Company also donated a total of 5,000 shares of restricted common stock to two charitable organizations on behalf of a consultant who provided services to the Company and recorded an administrative expense of $40,625. Additionally, holders of the Company's Representatives warrants that were issued as part of the initial public offering exercised on a cashless basis 49,000 of the 135,000 outstanding warrants. Each warrant entitles the holder to two shares of common stock for an exercise price of $9.80.


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


REVENUE RECOGNITION--LICENSE FEES



    The Company has licensed certain of its technologies to third parties in return for up-front license fees and subsequent milestone-based payments. The Company's policy is to recognize revenue upon receipt of the license fees or milestone payments provided the payments are non-refundable and are not subject to material future performance obligations. All payments received to-date have been non-refundable. Further, the Company has no material obligations to provide future services or financial support under the terms of the license agreements.


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

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The following table sets forth the computation of the basic and diluted loss per share from continuing operations:

                                             1996          1997          1998
                                          -----------   -----------   -----------
Numerator:
  Net loss from continuing operations...  ($1,865,645)  ($2,021,677)  ($1,573,723)
                                          -----------   -----------   -----------
                                          -----------   -----------   -----------
Denominator:
  Denominator for basic loss per share
  Weighted average shares...............    7,803,412     8,146,746     8,213,980

Effect of dilutive securities:
    Stock options.......................      508,966       445,742       467,379
    Warrant exercise....................            0       346,655        75,829
                                          -----------   -----------   -----------
Dilutive potential common shares........      508,966       792,397       543,207

  Denominator for diluted loss per
    share-
  Weighted average shares and assumed
  Conversions...........................    8,312,378     8,939,143     8,757,187
                                          -----------   -----------   -----------
                                          -----------   -----------   -----------
  Basic (loss) per share................  $     (0.24)  $     (0.25)  $     (0.19)
                                          -----------   -----------   -----------
                                          -----------   -----------   -----------
  Diluted (loss) per share..............  $     (0.24)  $     (0.25)  $     (0.19)
                                          -----------   -----------   -----------
                                          -----------   -----------   -----------

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

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123 (see "Note 4--Stock Options" in Notes to Financial Statements).

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


    The Company accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards to employees as all options have been granted with an exercise price equal to the fair market value on the date of grant. Had compensation cost for such stock option awards under the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


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

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

4. STOCK OPTIONS (CONTINUED)
    A summary of stock option activity is as follows:

                                                                                     OPTIONS OUTSTANDING
                                                                            -------------------------------------
                                                                             NUMBER OF        EXERCISE PRICE
GRANT/EXERCISE DATE                                                           SHARES            PER SHARE
--------------------------------------------------------------------------  -----------  ------------------------
Grants:
  1990....................................................................    1,184,324  $               .0002145
  1992....................................................................       27,978                  .0002145
  1993....................................................................      248,676                    .03217
                                                                            -----------  ------------------------
Balance at December 31, 1993..............................................    1,460,978  $       .0002145-$.03217
                                                                            -----------  ------------------------
Exercises:
  November 17, 1994--issued Jan. 1995.....................................   (1,398,810) $       .0002145-$.03217
  November 17, 1994--issued Jan. 1995.....................................      (37,302) $               .0002145
                                                                            -----------  ------------------------
Balance at December 31, 1994..............................................       24,866  $                 .03217
                                                                            -----------  ------------------------
Grants:
  February, 1995..........................................................      308,000  $                   3.50
  May, 1995...............................................................       10,000                      3.50
  September, 1995.........................................................      100,000                      3.50
  November, 1995..........................................................      100,000                      3.50
                                                                            -----------  ------------------------
Balance at December 31, 1995..............................................      542,866  $           .03217-$3.50
                                                                            -----------  ------------------------
Grants:
  May, 1996...............................................................       30,000  $                   6.00
  August, 1996............................................................      260,000  $                   7.00
Exercises:
  June, 1996..............................................................      (19,000) $                   3.50
  July, 1996..............................................................      (43,000)                     3.50
  August, 1996............................................................      (10,000)                     3.50
  September, 1996.........................................................       (2,000)                     3.50
  December, 1996..........................................................      (10,000)                   .03217
                                                                            -----------  ------------------------
Balance at December 31, 1996..............................................      748,866  $  .03217,3.50,6.00,7.00
                                                                            -----------  ------------------------
Grants:
  January, 1997...........................................................        1,000  $                   7.38
  April, 1997.............................................................        2,000                      7.00
  May, 1997...............................................................        5,000                      4.88
  August, 1997............................................................        5,000                      4.94
Exercises:
  June, 1997..............................................................       (7,000) $                   3.50
  July, 1997..............................................................      (15,000)                     3.50
  October, 1997...........................................................       (9,042)             3.50, .03217
  November, 1997..........................................................       (1,500)                     3.50
  December, 1997..........................................................      (23,000)                     3.50
Cancellations: July 1997..................................................      (15,000)                     7.00
                                                                            -----------  ------------------------
Balance at December 31, 1997..............................................      691,324  $           .03217--7.38
                                                                            -----------  ------------------------

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

4. STOCK OPTIONS (CONTINUED)


                                                                                     OPTIONS OUTSTANDING
                                                                            -------------------------------------
                                                                             NUMBER OF        EXERCISE PRICE
GRANT/EXERCISE DATE                                                           SHARES            PER SHARE
--------------------------------------------------------------------------  -----------  ------------------------
Grants:
  January, 1998...........................................................      400,000  $                   4.75
  April, 1998.............................................................       20,000                      3.75
  July, 1998..............................................................       37,000                     3.875
  September, 1998.........................................................      100,000                      2.25
Exercises:
  December, 1998..........................................................      (22,500) $            3.50-4.9375
Cancellations:
  April, 1998.............................................................      (50,000)                     7.00
                                                                            -----------  ------------------------
Balance at December 31, 1998..............................................    1,175,824  $          .03217--$7.00
                                                                            -----------  ------------------------
                                                                            -----------  ------------------------


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

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998


5. FEDERAL INCOME TAXES: (CONTINUED)


$8,582,000 as of December 31, 1997 and 1998, respectively. The net operating loss carry forwards will expire as follows:



YEAR                                                                                 AMOUNT
--------------------------------------------------------------------------------  ------------
2010............................................................................  $    191,000
2011............................................................................     3,188,000
2012............................................................................     1,951,000
2013............................................................................     3,252,000
                                                                                  ------------
                                                                                  $  8,582,000
                                                                                  ------------
                                                                                  ------------



    Additionally, the Company has general business credit carry forwards of approximately $128,000 which expire in the years 2011 through 2013.



    In accordance with the provisions of Statement of Financial Accounting Standard No. 109, a valuation allowance has been established on the net operating loss tax asset due to the uncertainty of its realization as follows:



                                                                  DECEMBER 31,
                                                   -------------------------------------------
                                                       1996           1997           1998
                                                   -------------  -------------  -------------
Deferred tax asset...............................  $   1,401,000  $   2,260,000  $   3,560,000
Valuation allowance..............................     (1,401,000)    (2,260,000)    (1,920,000)
                                                   -------------  -------------  -------------
Deferred tax asset (net).........................  $           0  $           0  $   1,640,000
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------



    Prior to year-end, the Company had engaged in substantive discussions with Phamacia & Upjohn regarding the licensing of certain of its technologies (see
Note 10). As a result, at December 31, 1998, it was more likely than not a portion of the deferred tax asset would be realized. The valuation allowance was reduced accordingly and the tax benefit related to $1,640,000 of the general business credits and net operating loss carry forwards was recognized as of December 31, 1998.


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

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

6. COMMITMENTS: (CONTINUED)

    During the years ended December 31, 1998, 1997 and 1996, the Company paid approximately $0, $102,000 and $0, respectively, for product used in clinical trials. The Company is committed to pay NCI $120,000 per year for reasonable and necessary expenses incurred by NCI in carrying out NCI's responsibilities under the CRADA. During 1998, 1997 and 1996, the Company expensed, as research and development costs, the $120,000 payable to NCI for these expenses. NCI was required to provide the Company an accounting of the use of funds. Any amounts not expended at the end of the agreement were refundable to the Company. All amounts were expended pursuant to the CRADA. Included as an obligation under research agreements in the accompanying balance sheets is an accrual for $120,000 of expenses due to NCI at December 31, 1997.


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


    The Company is committed to pay $100,000 per year for the reasonable and necessary expenses incurred by the FDA in carrying out the FDA's responsibilities under the CRADA. The CRADA has a term of four years. During 1998 and 1997, the Company expensed approximately $100,000 per year as research and development costs. The CRADA will expire on August 27, 2001. Included as obligations under research agreements in the accompanying balance sheets are accruals for $134,000 and $20,000 due the FDA at December 31, 1998 and December 31, 1997, respectively.


NATIONAL INSTITUTE OF HEALTH


    The Company entered into an exclusive worldwide licensing agreement with the NIH and the FDA to develop and commercialize an IL-13 chimeric protein therapy. The agreement required a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000 which increases to $25,000 after the first commercial sale. The agreement further provided for milestone payments and royalties based on future product sales. The Company is required to pay the costs of filing and maintaining product patents on the licensed products. The agreement shall extend to the expiration of the last to expire of the patents on the licensed products, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and the Company. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either Party may unilaterally terminate by giving advanced notice. During 1998 and 1997, the Company expensed approximately $117,000 and $10,000 respectively on research and development costs. Included as obligations under research agreements in the accompanying balance sheets is an accrual for $10,000 of minimum royalties due to NIH at December 31, 1998 and December 31, 1997.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

6. COMMITMENTS: (CONTINUED)
BIOCHEM PHARMA


    The Company entered into a collaboration agreement with BioChem Therapeutics, Inc., the wholly owned subsidiary of BioChem Pharma, under which BioChem will have an exclusive license to develop, market and distribute broxuridine in Canada. Under the terms of the collaboration agreement between BioChem and NeoPharm, a nonrefundable $550,000 up-front payment was paid upon execution of the collaboration agreement. In addition, the collaboration agreement provides for milestones which, if the conditions were to be achieved, would result in payment of an additional $550,000. In the event that BioChem were to gain approval for sales in Canada, the collaboration agreement provides for royalty payments of 35% of net sales of the product in Canada up to aggregate sales of $9,000,000 (Canadian), at which point the royalty would be reduced to 25%. In addition, in the event that a generic version of the product were to be introduced, the royalty rate would also be reduced to 25% on all net sales. In addition, after the fifteenth year of commercial sales, the royalty payment would be reduced to 15 percent of net sales. Under the terms of the collaboration agreement, NeoPharm is to provide BioChem with all data and results of ongoing clinical trials carried on with respect to the product and to provide such assistance as BioChem shall reasonably request in assisting it to gain regulatory approval. The Agreement may be terminated by either party upon default by the other party, if the other party fails to cure the default. If the agreement were terminated by BioChem due to a Default by the Company, the Company may be obligated to reimburse BioChem for certain of its costs and expenses.


PHARMACIA AND UPJOHN


    Subsequent to year end, the Company entered into a Licensing Agreement on February 19, 1999 with Pharmacia and Upjohn to license LEP and LED worldwide. The Company received certain upfront and milestone payment opportunities and royalties on sales outside the United States and co-promotion profit splits on sales within the United States. The Company also has the option to license two additional products in its liposomal drug delivery platform from the Pharmacia and Upjohn product portfolio. For additional information regarding this agreement, see Note 10.


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


    During the years ended December 31, 1998, 1997 and 1996, the Company paid and expensed approximately $123,000, $247,000 and $204,000 respectively, pursuant to the license and research agreements. Included as an obligation under research agreements in the accompanying balance sheets is an accrual for $116,000 for research expenses at December 31, 1998.

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

6. COMMITMENTS: (CONTINUED)
OTHER

    The Company entered into consulting arrangements with members of its Scientific Advisory Board who are also employed on a full-time basis by academic or research institutions. Since inception through December 31, 1998, members of the Scientific Advisory Board were issued options (see Note 4) to purchase an aggregate 68,324 shares of Company stock at the fair market value at the date of grant. Additionally, the Scientific Advisory Board members received aggregate payments of approximately $88,000 since the inception of these consulting arrangements for work performed and expenses incurred through December 31, 1998.

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

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

8. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
    From June 1990 through April 1994, the Company financed its operations by borrowing under a loan agreement with Dr. Kapoor, a principal shareholder. No payments of interest or principal were made during this period. In January 1996, in accordance with the agreement between the principal stockholder and the Company, with the completion of the initial public offering, the principal stockholder converted the outstanding loan balance of $1,500,000 plus accrued interest through November 30, 1995 of $523,385 into shares of the Company's common stock and common stock purchase warrants at a per share conversion price equal to the offering price, $3.525 per share, $.10 per warrant. The Company issued 574,008 shares and 143,502 warrants.

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

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

8. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

    The following table summaries the related party expenses discussed above:



                                                                                                     INCEPTION
                                                                                                     (JUNE 15,
                                                                       FOR THE YEARS ENDED             1990)
                                                                           DECEMBER 31,               THROUGH
                                                                ----------------------------------  DECEMBER 31,
RELATED PARTY                                EXPENSE TYPE          1996        1997        1998         1998
---------------------------------------  ---------------------  ----------  ----------  ----------  ------------
Georgetown University..................  Research & Fees        $  203,257  $  247,052  $  123,205   $2,049,000

Dr. Aquilur Rahman.....................  Consulting                  3,333      --          --           70,000

Gail Salzberg..........................  Consulting                163,568     261,552     232,283    1,064,021

Aegis Technology, Inc..................  Consulting                    700      --          --           31,779
                                                                ----------  ----------  ----------  ------------

  Total research and development expenses:....................  $  370,858  $  508,604  $  355,488   $3,214,800

Option Care, Inc.......................  Rent and Expenses          --           3,000      35,663       38,663

E.J. Financial Enterprises.............  Consulting                125,000     125,000     125,000      562,900

E.J. Financial Enterprises.............  Direct Expense             81,928      66,081      11,331      266,800
                                                                ----------  ----------  ----------  ------------

  Total general and administration expenses:..................     206,928     194,081     171,994      868,363

  Total related party expenses:...............................  $  577,786  $  702,685  $  527,482   $4,083,163
                                                                ----------  ----------  ----------  ------------
                                                                ----------  ----------  ----------  ------------


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

    In connection with the public offering, the Company issued 135,000 Representative's warrants to the underwriter. The warrants can be converted into 270,000 shares of common stock at $4.90 per share and/or

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

9. STOCKHOLDERS' EQUITY (CONTINUED)
67,500 underlying warrants at $0.14 per warrant. The underlying warrants in turn can be converted into 135,000 shares of common stock at $6.86 per share.

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

10. SUBSEQUENT EVENTS

PHARMACIA AND UPJOHN LICENSE AGREEMENT


    On February 19, 1999, the Company entered into an exclusive worldwide license agreement with Pharmacia and Upjohn Company ("P&U"). Pursuant to the agreement, the Company granted P&U an exclusive worldwide license to develop, use, manufacture, distribute, market, and sell the Company's Liposomal Encapsulated Doxorubicin ("LED") and Liposomal Encapsulated Paclitaxel ("LEP") products for all approved indications. All of the development costs, clinical and pre-clinical, regulatory and manufacturing scale up expenses for LED and LEP incurred after the date of the agreement shall be borne by P&U. The Company shall use reasonable efforts to assist P&U in obtaining and confirming the rights granted to P&U under the agreement. However, any reasonable costs or expenses incurred by the Company to provide such assistance shall be reimbursed by P&U.



    The Company received a $9,000,000 non-refundable license fee upon signing the agreement. Upon the transfer of the U.S. Investigational New Drug ("IND") applications for LED and LEP to P&U, P&U shall purchase $8,000,000 of the Company's newly issued common stock. The share price shall be equal to 110% of the average closing price of the Company's Common Stock for the 60-day period preceding the P&U purchase date. The Company will record the newly issued shares at $.0002145 par value with the remaining proceeds reflected as additional paid in capital. The Company anticipates that the IND's will be transferred and the stock will then be issued and the cash proceeds received early in the third quarter of 1999.



    The Company shall receive milestone payments upon the completion of each phase of clinical development and upon regulatory approval for both LED and LEP. If all milestone goals set forth in the agreement are met, the Company would be eligible to receive an additional $52,000,000 in milestone payments.



    If the LED product were to be approved for commercial sale and thereafter marketed, the Company would receive a royalty payment for sales outside of the U.S. for the first seven years after commercial sale at a rate of 8%, declining for 5% for the eighth through tenth years of such commercial sales. With respect to the LEP product, the Company is entitled to receive a royalty of 12.5% for LED products sold outside of the United States for the valid life of an enforceable NeoPharm patent, determined on a country-by-country basis. With respect to sales of both LEP and LED products in the United States, the Company is permitted to elect, in lieu of royalty payments for U.S. sales, to co-promote the products within the United States. Under the terms of the co-promotion, the Company's participations in net profits is to be in proportion to its monetary contribution to the promotion of each product in the United States, but in no event shall the Company's share of profits exceed 37.5% of total net profits. In addition, the Company's

                                 NEOPHARM, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1998

10. SUBSEQUENT EVENTS (CONTINUED)

right to co-promote is contingent upon the Company reimbursing P&U for an amount equal to the amount of the Company's net profit percentage multiplied by the amount expended by P&U in development costs for the products in the United States (which may not exceed 60 percent of P&U's total development costs throughout the world). If the Company does not elect to co-promote the product within the U.S., then the Company would receive a flat royalty with respect to LED equal to 10% of net sales for the first ten years of sales in the United States, and with respect to LEP, a royalty equal to 12 1/2% of net sales for the period in which P&U has exclusivity to LEP product. Because of the uncertainty surrounding the ability of the Company to attain the milestones and obtain FDA approval for the product, and the uncertainty that the product would be accepted by the medical community, it is not possible to project with any degree of certainty what the potential revenues (other than the milestone payments) under the contract would be.


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

NATIONAL INSTITUTE OF HEALTH


    As of March 22, 1999, the Company and NIH entered into an exclusive worldwide licensing Agreement to develop and commercialize a Mesothelium Antigen Therapy (Mesothelin Mab). The Company will license Mesothelium Mab from the NIH and in return, the agreement requires the Company to make a $75,000 non-refundable license issue payment and a minimum annual royalty payment of $20,000 per year beginning January 1, 2001. The agreement further provides for milestone payments and royalties based on future product sales. The Company is required to pay the costs of filing and maintaining product patents on the licensed products. The agreement, once it is executed by the NIH, shall extend to the expiration of the last to expire of the patents on the licensed products, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and the Company. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, each party may unilaterally terminate by giving advanced notice.