Form 10-Q
period 1999-06-30
NEOPHARM INC
filed 1999-08-13
CIK 942788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1999
                                       OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:



        TITLE OF EACH CLASS                      NUMBER OF SHARES OUTSTANDING
        -------------------                      ----------------------------
   Common Stock ($.0002145 par value)                         8,485,000

   Warrants to purchase shares of
   Common Stock ($.0002145 par value)                           837,067

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)


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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEOPHARM, INC.
(A DELAWARE CORPORATION)
BALANCE SHEET
(Unaudited)

                                                                               JUNE 30,                  DECEMBER 31,
                                                                                 1999                       1998
                                                                                 ----                       ----
ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 6,219,512                $    40,681
  Other receivables                                                              154,229                         --
  Deferred taxes                                                                      --                  1,640,000
  Prepaid expenses                                                                40,908                         --
                                                                             -----------                -----------
         Total current assets                                                  6,414,649                  1,680,681

Equipment and furniture
  Equipment                                                                       85,447                     82,690
  Furniture                                                                       78,877                     78,877
Less accumulated depreciation                                                    (78,700)                   (60,700)
                                                                             -----------                -----------
         Total equipment, furniture, net                                          85,624                    100,867
                                                                             -----------                -----------
         Total assets                                                        $ 6,500,273                $ 1,781,548
                                                                             -----------                -----------
                                                                             -----------                -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities:
    Obligations under research agreements                                    $   155,371                $   260,000
    Accounts payable and accrued liabilities                                     547,446                    275,926
    Accrued compensation                                                              --                     67,500
    Deferred Taxes                                                               677,000                         --
                                                                             -----------                -----------
         Total current liabilities                                             1,379,817                    603,426
                                                                             -----------                -----------



Stockholders' equity
  Common stock, $.0002145 par value;
    15,000,000 shares authorized:
    8,485,000 and 8,454,621 shares issued and
    outstanding, respectively                                                      1,820                      1,789
  Additional paid-in capital                                                   6,992,886                  6,637,378
  Accumulated deficit                                                         (1,874,250)                (5,461,045)
                                                                             -----------                -----------
         Total stockholders' equity                                            5,120,456                  1,178,122
                                                                             -----------                -----------
         Total liabilities and stockholders'
           equity                                                            $ 6,500,273                $ 1,781,548
                                                                             -----------                -----------
                                                                             -----------                -----------

      The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION)
STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)


                                           THREE MONTHS                        SIX MONTHS
                                              JUNE 30,                          JUNE 30,
                                      1999              1998             1999              1998
                                      ----              ----             ----              ----
Revenues:
  Licensing Revenues              $       --       $        --       $ 9,000,000     $        --
Expenses:
  Research and
   development                       516,892           375,446         2,017,326          548,300
  General and
   administrative                    502,355           319,761         1,100,349          611,400
                                  -----------      ------------      -----------     ------------
    Total Expenses                 1,019,247           695,207         3,117,675        1,159,700

Income (loss)
 from operations                  (1,019,247)         (695,207)        5,882,325       (1,159,700)

Interest income                       63,588            28,068            98,595           65,450
Interest expense                         266                --             2,126               --
                                  -----------      ------------      -----------     ------------
Interest income
    (expense) - net                   63,322            28,068            96,469           65,450

Net income (loss)
    before income taxes           $ (955,925)      $  (667,139)      $ 5,978,794     $ (1,094,250)
                                  -----------      ------------      -----------     ------------


Income taxes                        (382,000)               --        2,392,000                --
                                  -----------      ------------      -----------     ------------

Net Income (loss)                 $ (573,925)        $(667,139)     $ 3,586,794      $ (1,094,250)
                                  ===========      ============      ===========     ============

Net Income (loss) per share
         Basic                    $     (.07)      $      (.08)     $       .43      $      (.13)
                                  ===========      ============     ============     ============

         Diluted                  $     (.07)      $      (.08)     $       .31      $      (.13)
                                  ===========      ============     ============     ============

Weighted average
shares outstanding
         Basic                     8,459,288         8,195,810         8,438,570        8,195,810
                                  ===========      ============     ============     ============

         Diluted                  11,620,726         8,600,098        11,552,102        8,601,873
                                  ===========      ============     ============     ============


      The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)
STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)


                                                                                  JUNE 30,          JUNE 30,
                                                                                   1999               1998
                                                                                   ----               ----
Cash flows used in operating activities:
Net income (loss)                                                               $3,586,794         $(1,094,250)
Adjustments to reconcile net loss
  to net cash used by operating
  activities:
Depreciation and amortization                                                       18,000               9,915
Deferred income taxes                                                            2,317,000                  --

Changes in assets and liabilities:
(Increase) decrease in other assets                                               (195,137)             (7,415)
Increase (decrease) in accounts
  payable and accrued liabilities                                                   99,391            (201,727)
                                                                              ------------          -----------
Net cash provided by (used in)
  operating activities                                                           5,826,048          (1,293,477)
                                                                              ------------          -----------

Cash flows used in investing activities:
Purchase of equipment and furniture                                                 (2,757)            (92,109)
                                                                              ------------          -----------

Net cash used in investing activities                                               (2,757)            (92,109)
                                                                              ------------          -----------

Cash flows from financing activities:

Proceeds from issuance of common stock                                             183,750                  --
Proceeds from exercise of warrants, net                                            171,790                  --
Cashless exercise of warrants, charge                                           (1,074,208)                 --
Cashless exercise of warrants, proceeds                                          1,074,208                  --
                                                                              ------------          -----------
Net cash provided by financing activities                                          355,540                  --
                                                                              ------------          -----------

Net increase (decrease) in cash                                                  6,178,831          (1,385,586)

Cash, beginning of period                                                           40,681           2,776,697
                                                                              ------------          -----------
Cash, end of period                                                              6,219,512         $ 1,391,111
                                                                              ============         ============



Supplemental disclosure of cash paid for:
Interest                                                                           $ 2,126               $  --
Income taxes                                                                        75,000                  --



      The accompanying notes are an integral part of these financial statements.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 1   BASIS OF PRESENTATION

The financial information herein is unaudited, other than the Balance Sheet at December 31, 1998, which is derived from the audited financial statements.

The accompanying unaudited statements of NeoPharm, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998 and the changes in cash flows for the six month periods ended June 30, 1999 and 1998.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2  EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per share from continuing operations:


                                                               FOR THE THREE MONTHS ENDED:        FOR THE SIX MONTHS ENDED:
                                                                June 30,          June 30          June 30,          June 30
                                                                  1999              1998             1999              1998
                                                             -----------       -----------       -----------       -----------
Numerator:
  Net income (loss) from continuing operations                 $(573,925)        $(667,139)       $3,586,794       $(1,094,250)
                                                              ===========       ===========      ===========       ===========

Denominator:
  Denominator for basic loss per share-weighted
  Average shares                                               8,459,288         8,195,810         8,438,570         8,195,810

Effect of Dilutive securities:
  Stock options                                                1,783,888           404,288         1,777,595           406,063
  Warrant exercise                                             1,377,550              -            1,335,937              -
                                                             -----------       -----------       -----------       -----------

Dilutive potential common shares                              11,620,726         8,600,098        11,552,102        8,601,873
                                                              ===========       ===========      ===========       ===========
Denominator for diluted loss per share-weighted
  Average shares and assumed conversions

Basic income (loss) per share                                $      (.07)      $      (.08)      $       .43       $     (.13)
                                                              ===========       ===========      ===========       ===========

Diluted income (loss) per share                              $      (.07)      $      (.08)      $       .31       $     (.13)
                                                              ===========       ===========      ===========       ===========

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

         To date, the Company has been engaged primarily in research and development of its developmental stage products. The Company has developed expertise in identification, development and preparation for regulatory approval of cancer drugs for both therapeutic and diagnostic purposes, although the Company has no products that are currently approved for sale. The Company currently has no marketing or sales staff and has conducted its activities primarily through consultants and at university research facilities. To date, the Company's sole source of revenue has come from the licensing of technology it has developed. The Company has moved from its development stage upon the licensing of its LEP and LED products as discussed below.

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

         In February 1999, the Company signed a License Agreement with Pharmacia and Upjohn ("P&U") to develop and commercialize LEP and LED worldwide. The Company received a $9,000,000 nonrefundable up-front payment upon execution of the License Agreement and will receive milestone payments as clinical progress occurs under the License Agreement. The Company will also receive royalties on overseas sales and a co-promotion profit split on sales in the United States. Pursuant to the License Agreement, P&U will assume all further responsibility for, and the costs associated with, the further development and testing of LED and LEP and the obtaining of all regulatory approvals. In addition, the Company has agreed to sell $8,000,000 of its common stock to P&U when certain Investigatory New Drug ("IND") applications are transferred to P&U in accordance with a separate Stock Purchase Agreement at a price per share equal to 110% of the then market price of the common stock during the sixty (60) day period preceeding the transfer of the INDs. The final IND was transferred on July 14, 1999. Pursuant to the license agreement, P&U purchased 452,861 shares of the Company's common stock at a per share price of $17.6655 on July 23, 1999. Additionally, the Company received its first milestone payment from P&U in the amount of $2,000,000 on July 12, 1999.

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

         In October 1997, the Company entered into an exclusive worldwide licensing agreement with the FDA and the NIH to develop and commercialize a chimeric human protein known as "IL13-PE38QQR." The National Institute of Health license requires a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000, which increase to $25,000 after our first commercial sale. The National Institute of Health license also provides for milestone payments which, if all milestones were to be attained, would require payments aggregating to $785,000 and royalties of 4% based on future product sales, if any. We are also required to pay the costs of filing and maintaining product patents on the licensed products as they are incurred.

         Extensive research by the scientists at FDA and NCI have demonstrated that some solid human tumors such as kidney cancer (renal cell carcinoma), brain cancer (glioblastoma), Kaposi's sarcoma and breast carcinoma express high numbers of IL-13 receptors on their cell surfaces. These receptor sites become a specific target for the IL-13 chimeric protein for inducing cytotoxicity at nanogram concentration. On the other hand, normal organs of the body are shown to exhibit minimal receptors sites thereby sparing these organs from any toxic effect. The Company successfully scaled up the production of this chimeric protein to complete preclinical studies. The Company plans to initiate a Phase I clinical program in humans with renal cell carcinoma and glioblastoma during the third quarter.

         The Company also recently entered into a Licensing Agreement with the NIH for Mesothelin Mab for head and neck cancer and mesothelioma. Like IL-13, Mesothelin Mab targets mesothelin receptors on cancer cells and delivers a cytotoxin to destroy the cancer cell while leaving normal cells alone. Mesothelin Mab is expected to enter Phase I Clinical Studies in the later part of 1999. The terms and conditions of the Mesothelin Mab License Agreements with the National Institute of Health are substantially the same as those described above for our agreement with the National Institute of Health for IL-13 chimeric protein-therapy, with the exception that milestone payments by the Company (if all milestones were to be attained) would aggregate to $500,000. The royalty payable on future product sales if any, would be 5% and the Company has agreed to reimburse the National Institute of Health, within 60 days of a request for up to $175,000 of previously incurred patent prosecution costs. Additionally, the Company finalized a Cooperative Research and Development Agreement (CRADA) with the NCI on May 19, 1999 for the development of Mesothelin Mab. Under the terms of the agreement, the company paid a $50,000 up front payment and is required to pay $50,000 every six months during the four year term of the agreement.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

         Research and development expenses for the three month period ended June 30, were $516,892 compared to $375,446 for the same period in 1998. Research and development payroll and related travel expenses increased approximately $51,000 due to staff additions being present for the full 1999 period. The Company's research and development expenses related to LED and LEP have been substantially reduced due to the licensing agreement with P&U. However, the Company has redirected its research and development activities toward its other compounds and as a result has seen its research cost increase by approximately $90,000 over the 1998 period.

General and administrative expenses for the three month period ended June 30, 1999 were $502,355 compared to $319,761 for the same period is 1998. General and administrative expense increased primarily due to increased investor relations activity, increased professional fees related to licensing activities and other corporate matters, and relocation costs for one of the Company's executives.

The Company generated interest income on excess cash balances of $63,588 and $28,068 for the three month periods ended June 30, 1999 and June 30, 1998 respectively. The Company incurred $266 of interest expense during the three month period ended June 30, 1999. The Company recorded no interest expense for the same period in 1998.

The Company recorded an income tax benefit of $382,000 for the three month period ended June 30, 1999. No income tax expense or benefit was recorded for the comparable period in the prior year.

The net loss for the three months ended June 30, 1999 was $573,925 compared to a net loss of $667,139 for the three month period ended June 30, 1998.

Net loss per share for the three month period ended June 30, 1999 was $0.07 basic and diluted compared to a net loss per share of $0.08 basic and diluted for the three month period ended June 30, 1998.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998.

Research and development expenses increased by approximately $1,469,026 for the six month period ended June 30, 1999 compared to the six month period ended June 30, 1998. The increase was due primarily to the sublicensing fee paid to Georgetown of $800,000, increased payroll due to additional staff being present for the full 1999 period and employee bonuses of $300,000 and other expenditures of approximately $369,000 related to other licensing and direct research activities.

General and administrative expenses increased by $488,949 for the six month period ended June 30, 1999 compared to the six month period ended June 30, 1998 due to additional payroll costs and bonuses of approximately $100,000, increased insurance costs of $54,000 increased investor relations activities and professional fees of approximately $274,000 and relocation expenses for a corporate executive of $50,000.

The Company generated interest income on excess cash balances of $98,595 and $65,450 for the six month periods ended June 30, 1999 and June 30, 1998 respectively.

The Company incurred $2,126 of interest expense during the six months ended June 30, 1999. The Company recorded no interest expense for the same period in 1998.

The Company recorded income tax expense of $2,392,000 for the six month period ended June 30, 1999. The Company recorded no income tax expense for the same period in 1998.

Net income for the six month ended June 30, 1999 was $3,586,794 compared to a net loss of $1,094,250 for the period ended June 30, 1998.

Net income per share for the six month period ended June 30, 1999 was $0.43 basic and $.31 diluted compared to a net loss per share of $0.13 basic and diluted for the six month period ended June 30, 1998.


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

         At June 30, 1999, the Company's cash and cash equivalents were $6,219,512 compared to $40,681 at December 31, 1998. This increase in cash and cash equivalents of $6,178,831 was the result of cash generated by operating activities of $5,826,048, cash used to purchase equipment and furniture of $2,757 and cash provided by financing activities of $355,540.

The Company called its 837,067 redeemable common stock purchase warrants and the 67,500 warrants underlying its representative's warrants on June 24, 1999. The period for exercising the outstanding warrants ended at the close of business on July 27, 1999. Warrant holders exercised 836,942 of the redeemable warrants and 67,500 of the underlying warrants for 1,808,884 shares of the Company's common stock. The Company received total proceeds of $9,135,692 from the exercise of the warrants. The remaining 125 redeemable common stock purchase warrants will be redeemed for $0.01 per warrant.

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

         The Company conducted an assessment of its business systems that could encounter Year 2000 problems. This assessment included both information technology systems and non-information technology systems. Based on this internal assessment, the Company has not identified any material year 2000 issues. The Company retained an outside consultant to review its assessment. The consultant recommended several minor corrective measures which have been completed. The cost of the review and corrective measures was less than $5,000.

         Because the Company expects that its internal systems will be Year 2000 compliant, the Company belives that the most likely worst case scenario would result from third parties failing to achieve Year 2000 compliance. The Company relies on vendors, service providers and collaboration partners for raw materials, contract manufacturing, research activities, product testing, clinical trials, administrative services and other services ("Service Providers"). The Company is in the process of surveying its Service Providers to determine if they are Year 2000 complient or have effective plans in place to address the Year 2000 issue and to determine the extent of the Company's vulnerability to the failure of its Service Providers to remedy such issues. Based upon the responses that the Company receives from its Service Providers, the Company will assess its risks and develop appropriate contingency plans as needed. The Company does not currently have a contingency plan in place; however it is the Company's intention to complete its contingency plan by October 31, 1999.

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

      Item 1.           Legal Proceedings                             None

      Item 2.           Changes in Securities                         None

      Item 3.           Defaults Upon Senior Securities               None

      Item 4.           Submission of Matters to a Vote
                        of Security-Holders

On June 10, 1999, the Company held its annual meeting of Stockholders for the purpose of electing 5 directors to serve until the 2000 Annual Meeting of Stockholders and voting on the adoption of the 1998 Equity Inception Plan.

With respect to the election for directors, the votes were as follows:

                                    VOTES FOR                  VOTES AGAINST               VOTES WITHHELD
                                    ---------                  -------------               --------------
James M. Hussey                     7,904,107                        0                       279,800
John N. Kapoor                      7,904,107                        0                       279,800
Aquilur Rahman                      7,904,107                        0                       279,800
Sander Flaum                        7,904,107                        0                       279,800
Erick E. Hanson                     7,904,107                        0                       279,800

With respect to the adoption of the 1998 Equity Incentive Plan, the votes were as follows:

                                    VOTES FOR                  VOTES AGAINST               VOTES WITHHELD
                                    ---------                  -------------               -------------
                                    5,361,628                     814,818                     2,007,461

     Item 5.               Other Information

                           On July 23, 1999, the Company sold 452,861 shares of its common stock to Pharmacia & UpJohn, Inc.
                           ("P&U") at a price of $17.67 per share, pursuant to the terms of the Licensing Agreement entered into by both companies on February 19, 1999. As a result of the sale, and based on the number of shares of NeoPharm common stock outstanding as of July 23, 1999, the stock acquired by P&U represented approximately 4.6% of the Company's issued and outstanding shares. The stock sale provision of the
                           Licensing Agreement was triggered by the transfer of the Investigational New Drug Applications for
                           NeoPharm's two anti-cancer agents, LEP ("Liposomal Encapsulated Paxlitaxel") and LED ("Liposomal
                           Encapsulated Doxorubicin") to P&U.


     Item 6.               Exhibits and Reports on Form 8-K

                               (a)  Exhibits

                                    Exhibit 10.1 is a Cooperative Research and Development Agreement ("CRADA") entered into as of May 19, 1999 by and between the Company and the National Cancer Institute and relating to Mesothelin Mab ss-(dsFv)-PE38.

                               (b)  Reports on Form 8-K

                                    On July 7, 1999, the Company filed a report on Form 8-K, reporting the call for redemption of the Company's Redeemable Common Stock Purchase Warrants and describing the terms and conditions of such redemption.

                                 SIGNATURE PAGE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       NEOPHARM, INC.

                                       By:    /s/  Kevin M. Harris
                                       --------------------------------
                                              Kevin M. Harris,
                                              CHIEF FINANCIAL OFFICER
                                              AND AUTHORIZED OFFICER

                                              Date: AUGUST 13, 1999
                                                    -------------------