Form 10-Q
period 1999-09-30
NEOPHARM INC
filed 1999-11-15
CIK 942788

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 33-90516

NEOPHARM, INC.
(Exact name of Registrant as specified in its charter)

Delaware	51-0327886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	10,996,747

NEOPHARM, INC.
(A DELAWARE CORPORATION)

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NEOPHARM, INC.
(A Delaware corporation)

Balance Sheet

(Unaudited)

	September 30, 1999	December 31, 1998
ASSETS
Current assets:
Cash and cash equivalents	$25,554,862	$40,681
Other receivables	22,949	—
Deferred taxes	—	1,640,000
Prepaid expenses	30,304	—

Total current assets	25,608,115	1,680,681
Equipment and furniture
Equipment	85,447	82,690
Furniture	79,290	78,877
Less accumulated depreciation	(87,700)	(60,700)

Total equipment, furniture, net	77,037	100,867

Total assets	$25,685,152	$1,781,548

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities:
Obligations under research agreements	$280,068	$260,000
Accounts payable and accrued liabilities	314,769	275,926
Accrued compensation	—	67,500
Deferred Taxes	1,092,000	—

Total current liabilities	1,686,837	603,426

Stockholders' equity
Common stock, $.0002145 par value; 15,000,000 shares authorized: 10,996,747 and 8,341,779 shares issued and outstanding, respectively	2,359	1,789
Additional paid-in capital	25,171,970	6,637,378
Deficit accumulated during the development stage	(1,176,014)	(5,461,045)

Total stockholders' equity	23,998,315	1,178,122

Total liabilities and stockholders' equity	$25,685,152	$1,781,548

The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A Delaware corporation)

Statement of Operations

Three and Nine Months Ended September 30, 1999 and 1998

(Unaudited)

	Three Months September 30,			Nine Months September 30,
	1999	1998		1999	1998
Revenues:
Licensing Revenues	$2,000,000	$		$11,000,000	$
Expenses:
Research and development	567,698		372,786	2,585,024		921,085
General and administrative	501,462		325,346	1,601,811		936,747

Total Expenses	1,069,160		698,132	4,186,835		1,857,832
Income (loss) from operations	930,840		(698,132)	6,813,165		(1,857,832)
Interest income	232,397		15,587	330,992		81,037
Interest expense	—		—	2,126		—

Interest income (expense)—net	232,397		15,587	328,866		81,037
Net income (loss) Before income taxes	$1,163,237		$(682,545)	$7,142,031		$(1,776,795)

Income taxes	465,000		—	2,857,000		—

Net Income (loss)	$698,237		$(682,545)	$4,285,031		$(1,776,795)

Net Income (loss) per Share
Basic	$.07		$(.08)	$.47		$(.22)

Diluted	$.06		$(.08)	$.38		$(.22)

Weighted average shares outstanding
Basic	10,359,936		8,195,810	9,086,064		8,195,810

Diluted	11,491,752		8,214,956	11,279,475		8,258,190

The accompanying notes are an integral part of these statements.

NEOPHARM, INC.
(A Delaware corporation)

Statement of Cash Flows

Nine months ended September 30, 1999 and 1998

(Unaudited)

	Sept. 30, 1999	Sept. 30, 1998
Cash flows used in operating activities:
Net income (loss)	$4,285,031	$(1,776,795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,000	18,084
Deferred income taxes	2,732,000	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(53,253)	7,535
Increase (decrease) in accounts payable and accrued liabilities	(8,589)	(170,231)
Net cash provided by (used in) operating activities	6,982,189	(1,921,407)

Cash flows used in investing activities:
Purchase of equipment and furniture	(3,170)	(99,966)

Net cash used in investing activities	(3,170)	(99,966)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,460,777	—
Proceeds from exercise of warrants, net	9,074,385	—

Net cash provided by financing activities	18,535,162	—

Net increase (decrease) in cash	25,514,181	(2,021,373)
Cash, beginning of period	40,681	2,776,697

Cash, end of period	$25,554,862	$755,324

Supplemental disclosure of cash paid for:
Interest	$2,126	$—
Income taxes	125,000	—

The accompanying notes are an integral part of these statements.

NEOPHARM, INC.
(A Delaware corporation)

NOTES TO FINANCIAL STATEMENTS

September 30, 1999

Note 1 Basis of Presentation

    The financial information herein is unaudited, other than the Balance Sheet at December 31, 1998, which is derived from the audited financial statements.

    The accompanying unaudited statements of NeoPharm, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998 and the changes in cash flows for the nine month periods ended September 30, 1999 and 1998.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2 Earnings Per Share

    The following table sets forth the computation of the basic and diluted earnings per share from continuing operations:

	For the three months ended:		For the nine months ended:
	Sept. 30, 1999	Sept. 30 1998	Sept. 30, 1999	Sept. 30 1998
Numerator:
Net income (loss) from continuing operations	$698,237	$(682,545)	$4,285,031	$(1,776,795)

Denominator:
Denominator for basic income (loss) per share-weighted Average shares	10,359,936	8,195,810	9,086,064	8,195,810
Effect of Dilutive securities:
Stock options	783,389	19,146	871,272	62,380
Warrant exercise	348,427	—	1,322,139	—

Dilutive potential common shares	1,131,816	19,146	2,193,411	62,380

Denominator for diluted income (loss) per share-weighted Average shares and assumed conversions	11,491,752	8,214,956	11,279,475	8,258,190
Basic income (loss) per share	$.07	$(.08)	$.47	$(.22)

Diluted income (loss) per share	$.06	$(.08)	$.38	$(.22)

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

    Any statements made by NeoPharm Inc. (the "Company") in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development, approval by the Food and Drug Administration ("FDA") and foreign health authorities, and market acceptance of the Company's products in development, the Company's ability to further raise capital, the Company's dependence on key personnel, and other factors referenced under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Overview

    NeoPharm is a pharmaceutical Company engaged in the research and development of drugs for the diagnosis and treatment of various forms of cancer. Presently the Company has several drugs which are in varying stages of development; liposome encapsulated doxorubicin ("LED"), liposome encapsulated paclitaxel ("LEP"), liposome encapsulated antisense oligodeoxynucleotide ("LE-AON" and with LED and LEP the "Liposome Products"), IL-13 PE38QQR ("IL-13"), Mesothelin ss-(dsFv)-PE38 ("Mesothelin Mab") and BUdR (Broxuridine). IL-13 and Mesothelin Mab are both Ligand Target Cytotoxins intended to specifically target cancer cells and leave normal cells unaffected.

    The Company has obtained rights to its various products as a result of agreements and relationships entered protein known into with various third parties including the National Cancer Institute ("NCI"), the United States Food and Drug Administration ("FDA"), the National Institute of Health ("NIH") and Georgetown University.

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

    Two multi-institutional Phase II trials are in progress with LED, one in advanced prostate cancer and the other in recurrent breast cancer. Additional studies are planned, including LED in combination with other drugs and for cancer of the liver. The Phase I trial of LEP began in September 1998, and is continuing to accrue patients. Phase II studies, both with LEP alone and in combination with other drugs, are planned in patients with breast cancer, prostate cancer, and several other cancer types.

    In February 1999, the Company signed a License Agreement with Pharmacia and Upjohn ("P&U") to develop and commercialize LEP and LED worldwide. The Company received a $9,000,000 nonrefundable up-front payment upon execution of the License Agreement and will receive milestone payments as clinical progress occurs under the License Agreement. The first milestone payment in the amount of $2,000,000 was received on July 12, 1999. The Company will also receive royalties on overseas sales and a co-promotion profit split on sales in the United States. Pursuant to the License Agreement, P&U will assume all further responsibility for, and the costs associated with, the further development and testing of LED and LEP and the obtaining of all regulatory approvals. In addition, the Company sold 452,861 shares of its common stock to P&U upon the transfer of certain Investigatory New Drug ("IND") applications to P&U in accordance with a separate Stock Purchase Agreement at a price of $8,000,000 ($17.6655 per share) which was 110% of the then market price of the common stock during the sixty (60) day period preceeding the transfer of the INDs. The final IND was transferred on July 14, 1999 and P&U purchase 452,861 shares of the Company's common stock on July 23, 1999.

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

    The Company successfully scaled up the production of this chimeric protein to complete preclinical studies during the second quarter of 1999. A Phase I clinical program in humans with renal cell carcinoma and glioblastoma was initiated in October, 1999.

    The Company also recently entered into a Licensing Agreement with the NIH for Mesothelin Mab for head and neck cancer and mesothelioma. Like IL-13, Mesothelin Mab targets mesothelin receptors on cancer cells and delivers a cytotoxin to destroy the cancer cell while leaving normal cells alone. Mesothelin Mab is expected to enter Phase I Clinical Studies in the early part of 2000. The terms and conditions of the Mesothelin Mab License Agreements with the National Institute of Health are substantially the same as those described above for our agreement with the National Institute of Health for IL-13 chimeric protein-therapy, with the exception that milestone payments by the Company (if all milestones were to be attained) would aggregate to $500,000. The royalty payable on future product sales if any, would be 5% and the Company has agreed to reimburse the National Institute of Health, within 60 days of a request for up to $175,000 of previously incurred patent prosecution costs. Additionally, the Company finalized a Cooperative Research and Development Agreement (CRADA) with the NCI on May 19, 1999 for the development of Mesothelin Mab. Under the terms of the agreement, the company paid a $100,000 up front payment and is required to pay $50,000 every six months during the four year term of the agreement.

    In December 1996, the Company filed an NDA for BUdR (Broxine®) as a diagnostic agent useful for assisting in the determination of prognosis of breast cancer. After review by the Oncology Drugs Advisory Committee, the FDA did not approve the application. Based on multiple discussions with the Agency, the Company is developing additional data to a address the concerns raised, and is also exploring opportunities to license or sell this product.

Results of Operations—Three Months Ended September 30, 1999 vs. Three Months Ended September 30, 1998

    The Company received $2,000,000 of licensing revenue during the three month period ended September 30, 1999. This revenue represents the first milestone payment received under the P&U agreement. The Company had no revenue for the comparable period in the prior year.

    Research and development expenses for the three month period ended September 30, were $567,698 compared to $372,786 for the same period in 1998. Research and development payroll and related travel expenses increased approximately $112,000 over the 1998 period. The Company's research and development expenses related to LED and LEP have been substantially eliminated due to the licensing agreement with P&U. However, the Company has redirected its research and development activities toward its other compounds and as a result has seen its research cost increase by approximately $83,000 over the 1998 period.

    General and administrative expenses for the three month period ended September 30, 1999 were $501,462 compared to $325,346 for the same period is 1998. General and administrative expense increased primarily due to increased investor relations activity, increased professional fees related to licensing activities and other corporate matters.

    The Company generated interest income on excess cash balances of $232,397 and $15,587 for the three month periods ended September 30, 1999 and September 30, 1998 respectively.

    The Company recorded an income tax expense of $465,000 for the three month period ended September 30, 1999. No income tax expense or benefit was recorded for the comparable period in the prior year.

    The net income for the three months ended September 30, 1999 was $698,237 compared to a net loss of $682,545 for the three month period ended September 30, 1998.

    Net income per share for the three month period ended September 30, 1999 was $0.07 basic and $0.06 diluted compared to a net loss per share of $0.08 basic and diluted for the three month period ended September 30, 1998.

Results of Operations—Nine months ended September 30, 1999 vs. Nine months ended September 30, 1998.

    The Company received $11,000,000 of licensing revenue during the nine month period ended September 30, 1999. This revenue represents the up-front payment and first milestone payment received under the P&U agreement. The Company had no revenue for the nine month period ended September 30, 1998.

    Research and development expenses increased by approximately $1,663,939 for the nine month period ended September 30, 1999 compared to the nine month period ended September 30, 1998. The increase was due primarily to the sublicensing fee paid to Georgetown of $800,000 increased payroll of $377,000 due to employee bonuses and additional staff being present for the full 1999 period and other expenditures of approximately $487,000 related to other licensing and direct research activities.

    General and administrative expenses increased by $665,064 for the nine month period ended September 30, 1999 compared to the nine month period ended September 30, 1998 due to additional payroll costs and bonuses of approximately $112,000 increased insurance costs of $51,000 increased investor relations activities and professional fees of approximately $444,000 relocation expenses for a corporate executive of $50,000 and other miscellaneous expenses of approximately $8,000.

    The Company generated interest income on excess cash balance of $330,992 and $81,037 for the nine month periods ended September 30, 1999 and September 30, 1998 respectively.

    The Company incurred $2,126 of interest expense during the nine months ended September 30, 1999. The Company recorded no intersest expense for the same period in 1998.

    The Company recorded income tax expense of $2,857,000 for the nine month period ended September 30, 1999. The Company recorded no income tax expense for the same period in 1998.

    Net income for the nine month ended September 30, 1999 was $4,285,031 compared to a net loss of $1,776,795 for the period ended September 30, 1998.

    Net income per share for the nine month period ended September 30, 1999 was $0.47 basic and $0.38 diluted compared to a net loss per share of $0.22 basic and diluted for the nine month period ended September 30, 1998.

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

    At September 30, 1999, the Company's cash and cash equivalents were $25,554,862 compared to $40,681 at December 31, 1998. This increase in cash and cash equivalents of $25,514,181 was the result of cash generated by operating activities of $6,982,189, cash used to purchase equipment and furniture of $3,170 and cash provided by financing activities of $18,535,162.

    The Company called its 837,067 redeemable common stock purchase warrants and the 67,500 warrants underlying its representative's warrants on June 24, 1999. The period for exercising the outstanding warrants closed at the close of business on July 27, 1999. Warrant holders exercised 836,942 of the redeemable warrants and 67,500 of the underlying warrants for total net proceeds to the Company of $9,074,385.

    Pursuant to its license agreement, P&U purchased 452,861 shares of the Company's common stock at a per share price of $17.6655 on July 23, 1999.

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

    Because the Company expects that its internal systems will be Year 2000 compliant, the Company belives that the most likely worst case scenario would result from third parties failing to achieve Year 2000 compliance. The Company relies on vendors, service providers and collaboration partners for raw materials, contract manufacturing, research activities, product testing, clinical trials, administrative services and other services ("Service Providers"). The Company is in the process of surveying its Service Providers to determine if they are Year 2000 compliant or have effective plans in place to address the Year 2000 issue and to determine the extent of the Company's vulnerability to the failure of its Service Providers to remedy such issues. Based upon the responses that the Company receives from its Service Providers, the Company will assess its risks and develop appropriate contingency plans as needed. The Company does not currently have a contingency plan in place; however it is the Company's intention to complete its contingency plan by prior to year end.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	None
Item 2.
Changes in Securities
On July 23, 1999, the Company sold, in a private offering made pursuant to Section 4(2) of the Securities Act of 1933 (the "Act"), 452,861 shares of its common stock, par value $.0002145, to Pharmicia & UpJohn ("P & U"). The sale was made pursuant to a Stock Purchase Agreement entered into between P & U and the Company in February, 1999 and which provided for the Company to sell $8,000,000 of common stock to P & U at such time as certain Investigating New Drug ("IND") applications were transferred to P & U by the Company and at a stock price per share equal to 110% of the then market price of the common stock during the sixty (60) day period preceding the transfer of the IND's. The final IND was transferred on July 14, 1999. Thereafter, P & U purchased the shares of the Company's common stock at a price per share of $17.6655 in accordance with the terms of the Stock Purchase Agreement. No commissions or underwriting discounts were paid in connection with this sale. The Company has granted certain registration rights to P & U pursuant to a separate Registration Rights Agreement.

During the quarter ended September 30, 1999, the Company issued 1,808,884 shares of its common stock,par value $.0002145, to those holders of its redeemable common stock purchase warrants or redeemable warrants underlying its Representative's Warrants, who had exercised their rights to purchase shares of the Company's common stock subsequent to the Company's notice of redemption of the warrants of each type.

Each redeemable common stock purchase warrant was exercisable for two shares of the Company's common stock at a purchase price of $9.80 per warrant ($4.90 per share). Each redeemable warrant underlying the Representative's Warrants was exercisable for two shares of the Company's common stock at a purchase price of $13.72 per warrant ($6.86 per share). A total of 1,673,884 shares of common stock were issued to holders of the redeemable common stock purchase warrants with net proceeds to the Company of $8,160,351 and an additional 135,000 shares of common stock were issued to holders of the redeemable warrants underlying the Representatives Warrants with net proceeds to the Company of $914,034.

The issuance of shares of common stock was made pursuant to a registration statement which had been declared effective as of June 24, 1999. There were no underwriters involved in the transactions and no commissions or underwriting discounts were paid.
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security-Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
(i) Stock Purchase Agreement, dated February 19, 1999 between Pharmacia & UpJohn and the Company as filed with the Commission as Exhibit 10.2 to the Company's report on Form 8-K (File No. 33-09516) , is incorporated by reference.
(ii) Prospectus dated June 24, 1999, as filed with the Commission as part of the Company's Registration Statement on Form S-3 as amended on Form S-1 (File No. 333-68133), is incorporated by reference.
(b) Reports on Form 8-K
A report on Form 8-K was filed by the Company on July 7, 1999 to report the Company's call of its redeemable common stock purchase warrants and redeemable warrants underlying its Representative's Warrants.

SIGNATURE PAGE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPHARM, INC.
By:	/s/ KEVIN M. HARRIS Kevin M. Harris, Chief Financial Officer and authorized officer
Date: November 15, 1999

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements

Note 1 Basis of Presentation
Note 2 Earnings Per Share

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II—OTHER INFORMATION

SIGNATURE PAGE