Form 10-K
period 1999-12-31
NEOPHARM INC
filed 2000-03-27
CIK 942788

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 33-90516
                            ------------------------

                                 NEOPHARM, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      51-0327886
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
              or organization)
                                                                   60015
                                                                (Zip Code)

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

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

    The aggregate market value of the Registrant's common stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of 5% of the registrant's stock) of the registrant, par value $.0002145 per share, (based on the closing price of such shares on the American Stock Exchange on March 3, 2000) was $132,861,818. As of March 3, 2000 there were 11,047,487 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS

                                                                       Page
PART I                                                                 ----
Item 1.  Business....................................................    3
Item 2.  Properties..................................................   21
Item 3.  Legal Proceedings...........................................   21
Item 4.  Submission of Matters to a Vote of Security Holders.........   21

PART II
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.........................................   21
Item 6.  Selected Financial Data.....................................   22
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   23
Item 8.  Financial Statements and Supplemental Data..................   25
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures...................................   25

PART
III
Item     Directors and Executive Officers of the Registrant..........
10.                                                                     26
Item     Executive Compensation......................................
11.                                                                     28
Item     Security Ownership of Certain Beneficial Owners and
12.      Management..................................................   28
Item     Certain Relationships and Related Transactions..............
13.                                                                     28

PART IV
Item     Exhibits and Financial Statement Schedules..................
14.                                                                     29
         Signatures..................................................   30

                                    BUSINESS

OVERVIEW

    We are a biopharmaceutical company engaged in the research, development and commercialization of drugs for the treatment of various cancers. We currently have a portfolio of seven anti-cancer drugs, three of which are in clinical trials. We have built our drug portfolio based on our two novel proprietary technology platforms: a liposomal drug delivery platform and a tumor-targeting platform. In February 1999, we entered into a collaboration agreement with PNU to develop and commercialize our two leading products: liposome encapsulated paclitaxel, or LEP, and liposome encapsulated doxorubicin, or LED. In conjunction with PNU, we are preparing to initiate multi-center Phase II/III clinical trials of LEP for the treatment of a variety of cancers, including breast, ovarian and lung cancers, and we are currently conducting multi-center Phase II/III clinical trials for LED for the treatment of breast and prostate cancers.

    In addition to LEP and LED, we have five other products under development. Under our liposomal platform, we are preparing to file an investigational new drug application for LE-AON, our liposome encapsulated gene inhibitor for radiation resistant tumors, and we have initiated preclinical studies for liposomal encapsulated epirubicin, or LEE, and liposomal encapsulated mitoxantrone, or LEM. Under our tumor-targeting platform, we are currently in a Phase I/II clinical trial for IL13-PE38, a tumor-targeting product for the treatment of kidney cancer. In March 2000, we filed an investigational new drug application for our other tumor-targeting product, SS1(dsFv)-PE38, and we expect to commence Phase I/II clinical trials for SS1(dsFv)-PE38 for the treatment of various cancers in the second quarter of 2000.

MARKET OVERVIEW

    Cancer is the second leading cause of death in the United States. It is estimated that 1.2 million people in the United States will be diagnosed with cancer in 2000. The National Cancer Institute estimates the costs of cancer in 2000 to be $107 billion, including $37 billion in direct medical costs and $11 billion for morbidity costs (i.e., the cost of lost productivity). The worldwide cancer drug market was estimated at $16 billion in 1998, representing 15% growth from 1997. Despite the large sums of money spent on cancer, current treatments are inadequate and improved cancer agents are needed.

    Cancer is characterized by uncontrolled cell division resulting in the growth of a mass of cells commonly known as a tumor. Cancerous tumors can arise in almost any tissue or organ and cancer cells, if not eradicated, spread, or metastasize, throughout the body. Cancer is believed to occur as a result of a number of factors, including heredity and environmental factors.

    For the most part, cancer treatment depends on the type of cancer and the stage of disease progression. Generally, staging is based on the size of the tumor and whether the cancer has metastasized. Following diagnosis, solid tumors are typically surgically removed or the patient is given radiation therapy. Chemotherapy is the principal treatment for tumors that are likely to or have metastasized. Chemotherapy involves the administration of cytotoxic drugs, which are designed to kill cancer cells, or the administration of hormones which affect the growth of tumors.

    Because in most cases metastatic cancer is fatal, cancer specialists attempt to attack the cancer aggressively and with as many therapies as available and with as much dosage as the patient can tolerate. Since chemotherapy attacks both normal and cancerous cells, treatment often tends to result in complicating side effects and a high level of toxicity. Additionally, cells which have been exposed to several rounds of chemotherapy develop a resistance to the cancer drugs that are being administered. This is known as "multi-drug resistance." The side effects of chemotherapy often limit the effectiveness of treatment. Cancers often recur and mortality rates remain high.

    Our products target a broad range of solid tumors. The table below shows the incidence and mortality estimated for the year 2000 for various types of solid tumor cancer:

CANCER INDICATION                                          NEW CASES    DEATHS
-----------------                                          ---------   --------
Breast...................................................   184,200     41,200
Prostate.................................................   180,400     31,900
Lung.....................................................   164,100    156,900
Kidney...................................................    31,200     11,900
Head and Neck............................................    30,200      7,800
Ovarian..................................................    23,100     14,000
Brain....................................................    16,500     13,000

Source: American Cancer Society, 2000 Cancer Facts and
  Figures

BUSINESS STRATEGY

    Our corporate strategy is to become a leader in the research, development and commercialization of new and innovative anti-cancer treatments. Our strategy involves the following elements:

FOCUS ON THE GROWING CANCER MARKET.

    The worldwide cancer drug market was estimated at $16 billion in 1998, representing 15% growth from 1997. Despite the large sums of money spent, cancer is the second leading cause of death in the United States, and current treatments remain inadequate. Given the life-threatening nature of cancer and the lack of effective treatments, the FDA has adopted procedures to accelerate the approval of cancer drugs. We intend to use our expertise in the field of cancer research to target this significant market opportunity for cancer drug development.

DEVELOP OUR EXISTING PRODUCT PORTFOLIO.

    We have a portfolio of seven anti-cancer drugs, three of which are in clinical trials. We are collaborating with PNU to develop and commercialize two of these products. We intend to further develop our other five products both by continuing to collaborate with leading corporate, governmental and educational institutions and by expanding our internal resources. We believe this strategy will maximize the commercial value of our products by giving us the option to either directly market our products or to license our products on more favorable terms.

CREATE NEW PRODUCTS BY CAPITALIZING ON OUR LIPOSOMAL TECHNOLOGY PLATFORM.

    We intend to use our liposomal technology platform to create new products in two ways: by extending the patent life of existing cancer drugs and by utilizing our unique platform to develop new drugs. We believe that several widely used cancer drugs are nearing patent expiration. Many of these drugs, while effective, have been limited in their use because of adverse side effects and difficulties in administration. Using our liposomal technology, we believe opportunities exist for us to increase the usefulness of these compounds as improved anti-cancer treatments. When a drug is combined with another agent or delivery system in a novel way its patent life may be extended. Our LEP and LED products are examples of this strategy.

    We believe that our liposomal encapsulation technology may provide us with a platform for the development of novel therapeutic agents for cancer drug development. For example, we are developing LE-AON, the encapsulation of a gene inhibitor associated with radiation resistant tumors, to treat various solid tumors.

REDUCE RISK BY HAVING A BROAD PORTFOLIO OF PRODUCTS.

    We are currently developing seven products based on our liposomal and tumor-targeting platforms. We are developing multiple products simultaneously in order to reduce the impact of any single product failure. In addition, by broadening our choices, we increase our flexibility to eliminate products which we determine have less market potential while applying additional resources to products which show promise.

DEVELOP SPECIALIZED SALES AND MARKETING CAPABILITIES FOR PROMOTION IN THE UNITED STATES AND FORM STRATEGIC INTERNATIONAL COLLABORATIONS FOR FOREIGN MARKETING.

    Under the terms of our license agreement with PNU, we will have the right to purchase co-promotion rights for LEP and LED in the United States. We intend to develop a specialized cancer sales and marketing capability within the United States. With respect to foreign sales, we believe it will be advantageous to enter into collaborations with established international drug companies. Such collaborations will increase the likelihood of successful foreign commercialization.

OUR TECHNOLOGY

LIPOSOMAL PLATFORM

    We have discovered and patented a novel method for encapsulating drugs in liposomes. Liposomes are microscopic spheres composed of lipid (or fat) membranes. We believe that liposomes have the potential to improve intravenous drug delivery. Liposomes are particularly suitable for the delivery of highly toxic drugs, such as cancer drugs, because they are not absorbed by key organs, like the heart or nervous system, thus avoiding toxicity to these critical tissues. In contrast, unencapsulated cancer drugs are absorbed by most tissues in the body and cause widespread toxicity. A drug encapsulated within a liposome can be circulated in the bloodstream in higher concentrations and for longer periods of time than an unencapsulated drug.

    Conventional liposome technology has been limited by the difficulty and cost of manufacturing liposomes as well as their instability and need for special handling. We believe we have overcome these limitations through our development of liposomes that have charged rather than neutral lipids. By encapsulating a drug within an oppositely charged liposome, we achieve a powerful attraction between these two agents which creates a stable molecule. Our technology allows for the efficient encapsulation of a wide range of compounds. The resulting product is less expensive and easier to manufacture and administer. Based on our research to date, we believe we can improve the delivery of a variety of anti-cancer therapies, including standard cancer drugs (particularly paclitaxel and doxorubicin), genes, gene inhibitors, cytokines, and other biological molecules.

    We believe that our novel proprietary liposome technology provides a number of advantages over previous liposome products, including the following:

    - reduced toxicity at higher doses;

    - increased stability, resulting in simplified handling and storage;

    - reduced multi-drug resistance, thereby increasing cytotoxicity and maximizing the killing of otherwise resistant cells; and

    - broadened range of molecules that can be encapsulated.

TUMOR-TARGETING PLATFORM

    We are also developing a novel tumor-targeting platform which is designed to deliver toxins directly to cancer cells. This technology consists of a single molecule composed of two parts: a tumor-targeting mechanism and a cytotoxic agent. The key to making a useful tumor-targeting drug, however, is the use of a targeting mechanism that kills tumor cells while leaving healthy cells unharmed. Prior efforts in this field have been unsuccessful either because the drugs were not adequately targeted to specific cancer cells or, even if properly targeted, they were not effective in killing the cancer cells.

    Working with the NIH and the FDA we have identified two highly selective targeting mechanisms: Interleukin-13, referred to as IL13, and a mesothelin monoclonal antibody, referred to as SS1(dsFv). Both IL13 and SS1(dsFv) target receptors which are present in significantly higher numbers on tumor cells than on healthy cells. Specifically, IL13 targets receptors in kidney cancer, brain cancer, Kaposi's sarcoma and possibly breast cancer, and SS1(dsFv) targets receptors in ovarian cancer and head and neck cancers. We use PE38 as the cytotoxic component in both of our tumor-targeting products. We selected PE38 because of its effective cell killing action on a wide variety of tumor types.

    Based upon our preclinical studies, we believe our tumor-targeting products may provide the following benefits:

    - specifically target tumor cells with minimal toxicity to healthy cells;

    - work on cancer cells resistant to standard cancer treatments;

    - kill slow growing tumors, which are often difficult to treat;

    - overcome multi-drug resistance; and

    - product stability and extended shelf life.

OUR PRODUCTS

    We have utilized both our liposomal platform and our tumor-targeting platform to develop a group of novel anti-cancer products. Presently, we have three products in clinical trials and four in preclinical trials. The products we are currently developing are detailed in the following table:

-------------------------------------------------------------------------------------------
                               POTENTIAL
PRODUCTS                       CANCER INDICATIONS             DEVELOPMENT STATUS
-------------------------------------------------------------------------------------------
LIPOSOMAL PLATFORM
-------------------------------------------------------------------------------------------
LEP--Liposome                  Breast, Ovarian, Lung          Entering Phase II/III
    Encapsulated Paclitaxel

LED--Liposome                  Breast, Prostate, Blood        Phase II/III
    Encapsulated Doxorubicin

LE-AON--                       Various solid tumors           Preclinical
    Liposome Encapsulated
    Antisense Oligonucleotide

LEE--Liposome                  Breast, Blood                  Preclinical
    Encapsulated Epirubicin

LEM--Liposome                  Prostate                       Preclinical
    Encapsulated Mitoxantrone
-------------------------------------------------------------------------------------------
TUMOR-TARGETING PLATFORM
-------------------------------------------------------------------------------------------
IL13-PE38                      Renal Cell, Brain, Kaposi's    Phase I/II
                               Sarcoma, Breast

SS1(dsFv)-PE38                 Ovarian, Head and Neck, Lung   Preclinical

-------------------------------------------------------------------------------------------

LIPOSOMAL PLATFORM

LIPOSOME ENCAPSULATED PACLITAXEL

    PRODUCT DESCRIPTION. LEP is a liposome encapsulated formulation of the widely-used cancer drug, paclitaxel. Paclitaxel is marketed by Bristol-Myers Squibb Company under the trade name "Taxol-Registered Trademark-" and is used in the treatment of a number of tumors, including breast and lung cancer. Despite paclitaxel's wide use and its anti-tumor characteristics, its effectiveness is limited by its side effects, which can include nausea, vomiting, hair loss and nerve and muscle pain. The low solubility of paclitaxel necessitates formulation in a toxic mixture of castor oil and ethanol which requires premedication. In addition, paclitaxel must be infused over a period of at least three hours.

    We believe we have overcome many of the current limitations of paclitaxel by utilizing cardiolipin, a naturally occurring negatively charged lipid found in cardiac tissue, to increase the solubility of paclitaxel, thus eliminating the need for administration of castor oil and ethanol and the accompanying premedication. Since paclitaxel has a positive charge and cardiolipin has a negative charge, cardiolipin combines with the paclitaxel to form a stable product that can be freeze dried and easily reconstituted. We have been able to standardize the preparation of cardiolipin through the development of a proprietary form of synthetic cardiolipin. Based on preclinical studies, we believe another potential advantage of LEP is the ability of cardiolipin to overcome the resistance to cancer drugs developed by cells which have been exposed to several rounds of chemotherapy. As a result, the cytotoxicity of LEP against tumors increases significantly, maximizing the killing of otherwise resistant cells.

    MARKETS. In conjunction with PNU, we are developing LEP for those cancers which are currently treated with Taxol: specifically, ovarian cancer and certain forms of breast and lung cancer. We also believe that Taxol is being investigated for use against a number of other cancers. Were Taxol to be approved for additional indications, these would provide additional markets for LEP. Bristol Myers' Taxol sales were $1.2 billion in 1998 and $1.5 billion in 1999, making it the largest selling cancer drug in the world.

    DEVELOPMENT STATUS. We believe LEP is the first, and only, liposomal form of paclitaxel to enter clinical trials. We completed our Phase I clinical trials in March 2000. These Phase I trials, which involved 29 advanced stage cancer patients, confirmed that LEP could be administered at higher levels than paclitaxel is currently administered, with fewer side effects. Six patients have experienced tumor reductions greater than 35%. The tumors in eight other patients did not increase in size after 12 weeks, and in four of these eight patients, the tumors were still stable in size one year later. Some patients received significantly more cycles of LEP than can be given with uncapsulated paclitaxel, and no patients showed signs of the nerve and muscle pain commonly associated with paclitaxel. Two patients have received greater than 20 cycles of LEP. Most patients did not experience the hair loss or nausea often associated with paclitaxel treatment.

    Currently, our collaboration partner, PNU, is initiating large scale multi-center, multinational Phase II/III clinical trials. These Phase II/III trials will test LEP as both a single and combination therapy for a variety of solid tumors to determine its safety and efficacy.

LIPOSOME ENCAPSULATED DOXORUBICIN

    PRODUCT DESCRIPTION. LED is a liposome encapsulated formulation of the widely used cancer drug, doxorubicin. Doxorubicin is used to treat a number of cancers including solid tumors and leukemia, a form of blood cancer. Though effective in treating these and other cancers, doxorubicin may produce irreversible heart damage. The risk of heart failure increases with increasing total cumulative doses of doxorubicin. Doxorubicin also causes suppression of white blood cell production, which may be dose limiting, and produces side effects such as nausea, vomiting and hair loss. As we have done with LEP, we have diminished these side effects by encapsulating doxorubicin using synthetic cardiolipin. Since doxorubicin has a positive charge and cardiolipin has a negative charge, cardiolipin combines with the doxorubicin to form a stable product that can be freeze dried and easily reconstituted. We believe LED, unlike other liposomal doxorubicin products currently available, will, because of its formulation with cardiolipin, overcome the resistance to cancer drugs developed by cells which have been exposed to several rounds of chemotherapy and will be easier to manufacture.

    MARKETS.  We intend to develop LED for breast, prostate and blood cancers.

    DEVELOPMENT STATUS. In June 1998, we started Phase II clinical trials for the treatment of advanced prostate cancer in 10 patients. After four rounds of treatment, the level of prostate specific antigen, an indicator of the extent of disease progression, decreased by greater than 35% in two patients and stabilized in two other patients. These four patients reported a significant reduction in pain. Our collaborative partner, PNU, is currently conducting multi-center Phase II/III clinical trials of LED.

    We completed a Phase I trial in May 1998, which confirmed that LED demonstrated lower toxicity when compared to unencapsulated doxorubicin and could be given at approximately double the current dose for doxorubicin.

LIPOSOME ENCAPSULATED ANTISENSE OLIGONUCLEOTIDES

    PRODUCT DESCRIPTION. We have developed a liposome encapsulated antisense cRaf oligonucleotide, LE-AON, which we believe inhibits the expression of the cRaf protein and thus may have potential to enhance the effectiveness of radiation in the treatment of certain cancers. cRaf is a protein which is expressed at higher levels in cancer cells which are resistant to radiation therapy than in healthy cells. By inhibiting expression of this gene, the cell becomes more susceptible to radiation therapy. Our liposomes provide a non-viral method of delivering the gene inhibitor into the cell. An additional advantage of LE-AON is that it can be administered intravenously and is relatively easy to manufacture.

    MARKETS. We intend to develop LE-AON as a treatment for radiation resistant tumors.

    DEVELOPMENT STATUS. We have preclinical studies of LE-AON in progress designed to enable us to undertake a Phase I clinical trial. In our preclinical studies, intravenous administration of LE-AON inhibited cRaf gene expression in tumor tissue. When LE-AON was given in combination with radiation treatment, tumor regression for at least 27 days was observed.

LIPOSOMAL ENCAPSULATED EPIRUBICIN

    Epirubicin is a drug that is widely used in Europe for the treatment of breast cancer and was recently introduced in the U.S. market by our collaborative partner, PNU. We have recently encapsulated epirubicin in our liposomes and intend to evaluate its properties as a treatment for breast cancer.

LIPOSOMAL ENCAPSULATED MITOXANTRONE

    We recently encapsulated mitoxantrone in our liposomes. Mitoxantrone is used for the treatment of prostate cancer and multiple sclerosis. We believe LEM will demonstrate a safety and efficacy advantage over unencapsulated mitoxantrone. Currently we are conducting preclinical studies to evaluate the profile of this drug.

TUMOR-TARGETING PLATFORM

IL13-PE38

    PRODUCT DESCRIPTION. IL13-PE38 is a tumor-targeting agent we are developing for the treatment of kidney and brain cancers. Research by scientists at the FDA and the NIH has demonstrated that some solid tumors express high numbers of IL13 receptors on their cell surfaces. IL13-PE38 links the cytotoxin

PE38 to the tumor-targeting agent IL13. When administered, IL13-PE38 targets the IL13 receptors, which are present in greater numbers in cancer cells than healthy cells, and delivers the PE38 toxin to these cancer cells without harming the healthy cells.

    In October 1997, we entered into an exclusive worldwide licensing agreement with the FDA and the NIH giving us rights to develop and commercialize IL13-PE38. We also entered into a cooperative research and development agreement with the FDA for the clinical and commercial development of IL13-PE38 as an anti-cancer agent. We believe this is the first collaboration between the FDA and a biopharmaceutical company.

    MARKETS. We are evaluating IL13-PE38 as a treatment for kidney and brain cancers.

    DEVELOPMENT STATUS. In preclinical studies, IL13-PE38 has demonstrated tumor regression in a number of cancers. We filed an investigational new drug application for IL13-PE38 for the treatment of kidney cancer in June 1999 and entered Phase I/II clinical trials in October 1999 for this indication. We filed an investigational new drug application for brain cancer in March 2000 and anticipate beginning Phase I/II clinical trials for brain cancer in the second quarter of 2000.

SS1(DSFV)-PE38

    PRODUCT DESCRIPTION. SS1(dsFv)-PE38 links the cytotoxin PE38 to the antibody SS1(dsFv). As is the case with IL13, SS1(dsFv) targets specific receptors on cancer cells and delivers the cytotoxin directly to the cancer cells without effecting healthy cells. In March 1999, we executed a worldwide exclusive licensing agreement with the NIH giving us rights to develop and commercialize SS1(dsFv)-PE38. We also entered into a cooperative research and development agreement with the NIH for the clinical and commercial development of SS1(dsFv)-PE38 as an anti-cancer agent.

    MARKETS. We are evaluating SS1(dsFv)-PE38 as a treatment for ovarian cancer, head and neck cancer, and mesothelioma (a type of lung cancer).

    DEVELOPMENT STATUS. In March 2000, we filed an investigational new drug application for SS1(dsFv)-PE38 for the treatment of certain common cancers and expect to commence Phase I/II clinical studies in ovarian cancer, lung cancer, and head and neck cancers in the second quarter of 2000. In preclinical studies, SS1(dsFv)-PE38 demonstrated very specific targeting to receptors for ovarian cancer and head and neck cancer and a high level of toxicity. Preclinical studies have shown a complete response rate in ovarian tumors.

COLLABORATIVE RELATIONSHIPS AND LICENSES

    PNU LICENSE AGREEMENT

    In February 1999, we signed a license agreement with PNU giving them certain rights to develop and commercialize LEP and LED worldwide. The license agreement provides for up to $69 million in payments to us from PNU, as follows:

    - a $9 million non-refundable up-front payment on execution of the license agreement;

    - up to $52 million in milestone payments as clinical progress occurs; and

    - an $8 million equity investment in our common stock.

    For the domestic market, we have the right to purchase from PNU co-promotion rights, in lieu of receiving royalties on domestic sales, for a price based upon a percentage of PNU's development costs. Pursuant to the agreement we will also receive a fixed royalty on overseas sales. PNU has assumed all further responsibility for, and the costs associated with, the development and testing of LEP and LED and the obtaining of all regulatory approvals. Thus far we have received the $9 million non-refundable up-front payment upon execution of the license agreement, the $8 million equity investment, a $2 million milestone payment in July 1999, for transferring the investigational new drug applications for LED and LEP to PNU, and a $3 million milestone payment in March 2000, upon initiation of the Phase II/III clinical trials for LEP.

    GEORGETOWN UNIVERSITY AGREEMENTS.

    We have entered into two license and sponsored research agreements with Georgetown University relating to LED, LEP, and LE-AON. Under the Georgetown licenses, and in return for sponsoring related research, we have been granted exclusive licenses to manufacture and sell LED, LEP, and LE-AON. We are obligated to pay royalties to Georgetown on commercial sales of these products. In addition, we are obligated to make certain advance royalty payments, which will be credited against future royalties. The Georgetown licenses are generally not terminable by Georgetown, except in the event of a default. Our rights under the Georgetown licenses with respect to LED and LEP have been sublicensed to PNU.

    NIH

    In September 1997, we entered into an exclusive worldwide licensing agreement with the NIH and the FDA whereby we were granted the right to develop and commercialize IL13-PE38. The IL13-PE38 license required us to pay NIH an initial $75,000 non-refundable payment and requires minimum annual royalty payments to NIH of $10,000, which increase to $25,000 after the first commercial sale. The IL13-PE38 license also provides for milestone payments and royalties based on future product sales. While providing us with an exclusive license, it should be noted that, as is typical in such agreements, neither the NIH nor the FDA make any representations or warranties in the license agreement as to the validity or enforceability of the licensed rights.

    In March 1999, we entered into a license agreement with the NIH for SS1(dsFv)-PE38. The terms and conditions of the SS1(dsFv)-PE38 license are substantially the same as those of the NIH IL13-PE38 license described above. We have also entered into a cooperative research and development agreement with the NIH in May 1999, for SS1(dsFv)-PE38.

    FDA

    In August 1997, we entered into a cooperative research and development agreement with the FDA covering the IL13-PE38 product which we licensed from the NIH and FDA. Pursuant to the FDA agreement, we have undertaken to commercialize IL13-PE38 and the FDA has agreed to collaborate on the clinical development and commercialization of the licensed product. In addition, we are required to pay $150,000 per year for expenses incurred by the FDA in carrying out its responsibilities under this agreement. Research and development costs related to this research totaled $100,000 in each of 1997 and 1998 and $150,000 in 1999. This research agreement is scheduled to expire on August 27, 2001.

MANUFACTURING

    We intend to develop manufacturing relationships with established pharmaceutical manufacturers for the production of our liposome products, IL13-PE38 and SS1(dsFv)-PE38. Currently, all five of our products are produced at the Center for Advanced Drug Development at the University of Iowa Pharmacy School which we believe has sufficient production capabilities to satisfy our clinical trial needs through the end of clinical testing. While commercial production of LEP and LED is expected to be handled by PNU, we have retained the right, under the terms of our agreement with PNU, to supply any liposomal products if we can do so at lower cost.

    We have also entered into an exclusive supply agreement with Avanti Polar Lipids, Inc. providing for the manufacture and supply of synthetic cardiolipin, an important ingredient in our liposomal products. Under the terms of the agreement, Avanti has agreed to supply us with synthetic cardiolipin in an amount sufficient to commercialize our liposomal products. In addition, Avanti agreed not to sell synthetic cardiolipin to competing third parties. Unless terminated in accordance with its terms, the supply agreement will automatically renew for additional two year terms on and after the initial expiration date of May 1, 2008. In the event that Avanti elects to terminate the manufacture of synthetic cardiolipin, we have the right to obtain a non-exclusive license from Avanti to allow us to continue the manufacture of synthetic cardiolipin.

    In addition, there are a number of FDA approved suppliers of raw materials used in our other products. There are also a number of facilities with FDA approved current Good Manufacturing Practices for contract manufacturing of our proposed products. We believe that, in the event of the termination of our existing sources for product supplies and manufacture, we will be able to enter into agreements with other suppliers and/or manufacturers on similar terms. There can be no assurance that there will be manufacturing capacity available to us at the time we are ready to manufacture our products.

PATENTS AND PROPRIETARY RIGHTS

    We have exclusive licenses to nine United States patents or patent applications relating to LEP, LED, LE-AON, IL13-PE38 and SS1(dsFv)-PE38, and we own one pending United States application relating to LEP. We believe all of our products under development are protected by patents licensed to us.

    Patent protection is important to our business. The patent position of companies in the pharmaceutical field generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. There can be no assurance that any patent applications relating to our products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or are able to circumvent our patent position. It is possible that other parties have conducted or are conducting research and could make discoveries of compounds or processes that would precede any discoveries made by us which could prevent us from obtaining patent protection for these discoveries. Finally, there can be no assurance that others will not independently develop similar pharmaceutical products which will compete against ours or cause our products to become obsolete.

    Our competitive position is also dependent upon unpatented trade secrets. In an effort to protect our trade secrets, we have a policy of requiring our employees, scientific advisory board members, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure of confidential information. Further, invention assignment agreements executed by scientific advisory board members, consultants and advisors may conflict with, or be subject to, the rights of third parties with whom such individuals have employment or consulting relationships. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that such trade secrets will not be disclosed or that we can effectively protect our rights to unpatented trade secrets.

    We may be required to obtain licenses to patents or proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against or assert claims of infringement to enforce patents issued to us or exclusively licensed to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, we may become involved in oppositions or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation, opposition or interference proceedings could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, us. In addition, there can be no assurance that our efforts will be successful.

GOVERNMENT REGULATION

    Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. The nature and extent to which such regulation will apply to us will vary depending on the nature of any products developed. It is anticipated that all of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with the appropriate federal statutes and regulations requires the expenditure of substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any products developed by us, our ability to receive product revenues and our liquidity and capital resources.

    The development, manufacture, marketing and distribution of drug products is extensively regulated by the FDA in the U.S. and similar regulatory agencies in other countries. The steps ordinarily required before a new drug may be marketed in the U.S., which are similar to steps required in most other countries, include:

    - preclinical laboratory tests, preclinical studies in animals, formulation studies and the submission to the FDA of an investigational new drug application;

    - adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

    - the submission of a new drug application to the FDA; and

    - FDA review and approval of the new drug application.

    Preclinical tests include laboratory evaluation of product chemistry toxicity and formulation, as well as animal studies. The results of preclinical testing are submitted to the FDA as part of an investigational new drug application. A 30-day waiting period after the filing of each investigational new drug application is required prior to the commencement of clinical testing in humans. At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The investigational new drug application process may be extremely costly and substantially delay development of our products. Moreover, positive results of preclinical tests will not necessarily indicate positive results in subsequent clinical trials.

    Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase I, clinical trials are conducted with a small number of subjects to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

    - assess the efficacy of the drug in specific, targeted indications;

    - assess dosage tolerance and optimal dosage; and

    - identify possible adverse effects and safety risks.

    If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

    After successful completion of the required clinical trials, a new drug application is generally submitted. The FDA may request additional information before accepting a new drug application for filing, in which case the application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the application and responds to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the new drug application to an appropriate advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

    If the FDA evaluations of the new drug application and the manufacturing facilities are favorable, the FDA may issue an approval letter or an "approvable" letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the new drug application and authorization of commercial marketing of the drug for certain indications. The FDA may also refuse to approve the new drug application or issue a "not approvable" letter outlining the deficiencies in the submission and often requiring additional testing or information.

    On November 21, 1997, President Clinton signed into law the Food and Drug Administration Modernization Act. That act codified the FDA's policy of granting "fast track" approval for cancer therapies and other therapies intended to treat severe or life threatening diseases and having potential to address unmet medical needs. Previously, the FDA approved cancer therapies primarily based on patient survival rates or data on improved quality of life. The FDA considered evidence of partial tumor shrinkage, while often part of the data relied on for approval, insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA's new policy, which became effective on February 19, 1998, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other clinical outcomes for approval. This new policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals. We intend to take advantage of this policy; however, it is too early to tell what effect, if any, these provisions may have on the approval of our products.

    Under the Orphan Drug Act, the FDA may designate drug products as orphan drugs if there is no reasonable expectation of recovery of the costs of research and development from sales in the United States or if such drugs are intended to treat a rare disease or condition, which is defined as a disease or condition that affects less than 200,000 persons in the United States. If certain conditions are met, designation as an orphan drug confers upon the sponsor marketing exclusivity for seven years following FDA approval of the product, meaning that the FDA cannot approve another version of the "same" product for the same use during such seven year period. The market exclusivity provision does not, however, prevent the FDA from approving a different orphan drug for the same use or the same orphan drug for a different use. The Orphan Drug Act has been controversial, and many legislative proposals have from time to time been introduced in Congress to modify various aspects of the Orphan Drug Act, particularly the market exclusivity provisions. There can be no assurance that new legislation will not be introduced in the future that may adversely impact the availability or attractiveness of orphan drug status for any of our products.

    Sales outside the United States of products we develop will also be subject to regulatory requirements governing human clinical trials and marketing for drugs and biological products and devices. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. In most cases, if the FDA has not approved a product for sale in the United States the product may be exported for sale outside of the United States only if it has been approved in any one of the following countries: the European Union, Canada, Australia, New

Zealand, Japan, Israel, Switzerland and South Africa. There are specific FDA regulations that govern this process.

    We are also subject to various Federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the our research work. The extent of government regulation that might result from future legislation or administrative action cannot be predicted accurately.

                                  RISK FACTORS

    You should carefully consider the following risk factors, in addition to the other information set forth in this prospectus, before purchasing shares of our common stock. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. This investment involves a high degree of risk.

RISKS RELATED TO OUR BUSINESS

IF WE ARE UNSUCCESSFUL IN DEVELOPING OUR PRODUCTS, OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

    Our research and development programs are at various stages. We will need to conduct substantial additional research in order to develop our products, and we do not know whether our research and development will lead to commercially viable products that are shown to be safe and effective in clinical trials. Our products will also require clinical testing, regulatory approval and substantial additional investment prior to commercialization. Our products are subject to the risks of failure inherent in the development of pharmaceutical products. These risks include the following:

    - some of our products may be found to be unsafe or ineffective, or may fail to receive the necessary regulatory clearances in a timely fashion, if at all;

    - our products, if safe and effective, may be difficult to manufacture on a large scale or may be uneconomical to market;

    - the proprietary rights of our competitors may prevent us from marketing some of our products; and

    - competitors may market more effective or less costly products for treatment of the same diseases.

As a result, we do not know whether we will successfully develop any of our products, or if our products will become commercially viable or achieve market acceptance. Also, we have only limited experience in conducting clinical trials and with the regulatory process.

    We have experienced delays in our testing and development schedules, and our expected testing and development schedules may not be met. Any such delays could adversely affect our product development efforts.

WE HAVE BEEN OPERATING AT A LOSS AND EXPECT TO INCUR SIGNIFICANT FUTURE LOSSES.

    We have only a limited history and our operations consist primarily of the development of our products and the sponsorship of research and clinical trials. Until 1999, we had incurred losses every year since we began operations and as of December 31, 1999, our accumulated deficit was approximately $1,706,000. We have not generated revenues from the sale of products. Until we executed our agreement with PNU, we generated only limited amounts of revenue from our license fees. We cannot predict when or if we will be able to develop other sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our products.

IF WE LOSE OUR COLLABORATIVE PARTNERS, OR IF THEY DO NOT APPLY ADEQUATE RESOURCES TO OUR COLLABORATIONS, OUR PRODUCT DEVELOPMENT EFFORTS AND PROFITABILITY MAY SUFFER. IN PARTICULAR, ADVERSE DEVELOPMENTS IN OUR RELATIONSHIP WITH PNU CAN HAVE A SIGNIFICANT AND ADVERSE EFFECT ON US AND OUR STOCK PRICE.

    Our business strategy includes entering into additional collaborations with academic, governmental and corporate partners, primarily pharmaceutical companies, for the research, development, manufacturing, marketing and other commercialization activities relating to certain of our products. If we lose our collaborative partners, or if they do not apply adequate resources in our collaborations, our product development and profitability may suffer.

    We have entered into an important corporate collaboration with PNU covering our most advanced products, LEP and LED. Adverse developments in our relationship with PNU can have a significant and adverse effect on us and our stock price. Pursuant to our agreement with PNU, we have granted them the exclusive license to manufacture, develop, use, market and sell LEP and LED outside of the United States; within the United States, and in lieu of domestic royalty payments, we have the right to purchase co-promotion rights for these products from PNU. As a result of our agreement with PNU, we are dependent on PNU to fund testing, to make certain regulatory filings and to manufacture and market existing and any future products resulting from this collaboration. Pursuant to our agreement with the FDA, the FDA has agreed to collaborate on the clinical development and commercialization of the IL13-PE38 product and we are obligated to pay $150,000 per year for expenses incurred by the FDA in carrying out its responsibilities under that agreement.

    The resources dedicated by PNU, the FDA and our other partners to our respective collaborations is not within our control. If any collaborator breaches or terminates their agreement with us, or fails to conduct their collaborative activities in a timely manner, the commercialization of products could be slowed down or halted. We cannot assure you that PNU or our other collaborative partners will not change their strategic focus, or pursue alternate technologies or develop competitive products, either on their own or in collaboration with others, as a means for treating the diseases targeted by these collaborative programs. Additionally, PNU is expected to merge with Monsanto Company in the coming months, which could impact our relationship with PNU in ways we cannot predict. Our revenues and earnings also will be dependent on the effectiveness of our collaborative partners in marketing any successfully developed products.

    We cannot assure you that our collaborations with PNU or others will continue or succeed or that we will receive any further research funding or milestone or royalty payments. If our partners do not develop products under these collaborations, we cannot assure you that we would be able to do so on our own. Disputes may arise between us and PNU, or our other collaborators, as to a variety of matters, including financial or other obligations under our contracts, the most promising scientific or regulatory route to pursue or ownership of intellectual property rights. These disputes may be both expensive and time consuming and may result in delays in the development and commercialization of our products.

COMPETITION IN THE PHARMACEUTICAL FIELD IS INTENSE AND SUBJECT TO RAPID TECHNOLOGICAL CHANGE, WHICH COULD RESULT IN OUR COMPETITORS DEVELOPING PRODUCTS SUPERIOR TO OURS.

    The extent to which any of our products achieve market acceptance will depend, in part, on competitive factors. Competition in our industry is intense, and it is increased by the rapid pace of technological development. Existing products or new products developed by our competitors may be more effective, or be more effectively marketed and sold, than any that we may develop. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than do we. Competitive products may render our technology and products obsolete or noncompetitive prior to our recovery of research, development or commercialization expenses incurred with respect to any such products.

WE REQUIRE SUBSTANTIAL FUNDS AND IT IS LIKELY WE WILL NEED TO RAISE ADDITIONAL
  CAPITAL IN THE FUTURE.

    We require substantial funds to conduct research and development, preclinical and clinical testing and to manufacture and market our proposed products. Our fixed commitments, including consulting fees, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase. Our cash requirements may vary materially from those now planned. We may seek to satisfy our future funding requirements through additional public or private offerings of securities, collaborative arrangements with corporate partners or from other sources.

    Additional financing may not be available when we need it or be on terms acceptable to us. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our research and development programs, to relinquish rights to some of our technologies or products, or to license to third parties to commercialize products or technologies that we would otherwise seek to develop ourselves. If additional capital is raised through the sale of equity or debt securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences or privileges superior to those of our other stockholders.

WE DEPEND ON THIRD PARTIES FOR A VARIETY OF FUNCTIONS, INCLUDING THE RESEARCH AND DEVELOPMENT, MANUFACTURING, CLINICAL TESTING AND REGULATORY COMPLIANCE OF OUR PRODUCTS. WE CANNOT ASSURE YOU THAT THESE ARRANGEMENTS WILL PROVIDE US WITH THE BENEFITS WE EXPECT.

    We rely, in part, on third parties to perform a variety of functions, including research and development, clinical trials and regulatory affairs management and production of our products. As of March 3, 2000, we had only 6 full-time employees. We currently do not have internal clinical testing or regulatory capability. If we develop compounds with commercial potential, we will either have to hire additional personnel skilled in the clinical testing and the regulatory compliance processes or engage third parties to perform such services. We currently are a party to several agreements which place substantial responsibility on third parties for clinical development of our products. We also in-license technology from govermental and academic institutions in order to minimize investments in early research, and we enter into collaborative arrangements with certain of these entities with respect to clinical trials of products. We cannot assure you that we will be able to maintain any of these relationships or establish new ones on beneficial terms, that we can enter into these arrangements without undue delays or expenditures, or that these arrangements will allow us to compete successfully.

    Currently, five of our products are produced at the Center for Advanced Drug Development which is affiliated with the University of Iowa Pharmacy School. The Center has indicated that it is currently able to meet our needs for research and clinical trials. In order to commercialize our products successfully, we or our collaborators must be able to manufacture products in commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. However, we can give no assurance that we will be able to enter into such manufacturing arrangements in the future on commercially reasonable terms, if at all.

WE DO NOT HAVE MARKETING OR SALES RESOURCES, WHICH MAKES US DEPENDENT ON THIRD PARTIES FOR THEIR EXPERTISE IN THIS AREA.

    We have no experience in sales, marketing or distribution. To date, our focus has been on research and development and we currently do not have internal marketing or sales resources. If we receive the required regulatory approvals, we expect to market and sell our products principally through distribution co-marketing, co-promotion or licensing arrangements with third parties. Our agreement with PNU grants PNU exclusive marketing rights with respect to LED and LEP outside the United States, although we have the option in the United States, and in lieu of domestic royalty payments, to purchase co-promotion rights for these products from PNU. To the extent that we enter into distribution, co-marketing, co-promotion or licensing arrangements for the marketing and sale of our products, any revenues we receive will depend primarily on the efforts of these third parties. We will not control the amount and timing of marketing resources such third parties devote to our products. In addition, if we market products directly, significant additional expenditures and management resources will be required to develop an internal sales force. We cannot assure you that we would be able to establish a successful sales force should we choose to do so.

IF SUFFICIENT QUANTITIES OF THE MATERIALS NEEDED TO MAKE OUR PRODUCTS ARE NOT AVAILABLE, PRODUCT DEVELOPMENT AND COMMERCIALIZATION COULD BE SLOWED OR STOPPED.

    We cannot assure you that sufficient quantities of the materials needed to make our products will be available to support continued research, development or commercial manufacture of our products. We currently obtain synthetic cardiolipin, an important ingredient in our liposomal products, from a single source, Avanti Polar Lipids, Inc. We have entered into an exclusive supply agreement with Avanti that will supply us with all of our synthetic cardiolipin requirements, however, we cannot assure you that Avanti will be able to supply sufficient quantities of synthetic cardiolipin. In the event that Avanti elects to terminate this supply agreement or cannot supply sufficient quantities to us, we have a right under the agreement to obtain a non-exclusive license from Avanti that will allow us to continue the manufacture of synthetic cardiolipin. In such an event, we cannot assure you that we will have the capability to manufacture sufficient quantities of synthetic cardiolipin or that we will be able to obtain an alternate supplier. Regulatory requirements applicable to pharmaceutical products tend to make changes in suppliers costly and time consuming. The unavailability of adequate commercial quantities, the termination of existing supply agreements, the loss of a supplier's regulatory approval, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could impair our ability to manufacture and commercialize our products, which could adversely affect our business.

WE MAY NOT BE ABLE TO PROTECT OUR PATENTS AND PROPRIETARY INFORMATION.

    Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, patent and trade secret protection for new technologies, products and processes is essential to us. We have obtained exclusive licenses to nine United States patents or patent applications relating to LEP, LED, LE-AON, IL13-PE38 and SS1(dsFv)-PE38 and we own one pending United States patent application relating to LEP. With respect to these patents and patent applications, however, no assurance can be given that:

    - any patents under any currently pending or future applications will be issued;

    - the scope of any patent protection will exclude competitors or provide competitive advantages to us;

    - any of our patents that may be issued or patents licensed to us will be held valid or will not be limited in scope if subsequently challenged;

    - our exclusive licenses will not be terminated;

    - others will not claim rights in or ownership to the patents and other proprietary rights held by us;

    - others will not independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how; or

    - others will not be issued patents that require licensing and the payment of significant fees or royalties by us.

    Our commercial success depends to a large extent on our ability to operate without infringing the patents and proprietary rights of other. We may incur substantial costs in defending ourselves in suits that may be brought against us claiming infringement of the patent rights of others, in asserting our patent rights in a suit against another party, or in participating in opposition or interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of invention in connection with our patent applications or those of others. If we lose, we may be prohibited from pursuing research, development or commercialization of our products or be forced to seek licenses, which may not be available on commercially reasonable terms, if at all, or be subjected to significant liabilities to third parties. Any of these events could, have a material adverse effect on us.

    Finally, we also rely on trade secrets, know-how and technological advantages to protect the technology we develop. Although we use confidentiality agreements and employee proprietary information and invention assignment agreements to protect our trade secrets and other unpatented know-how, these agreements may be breached or may otherwise be of limited effectiveness or enforceability. Litigation to protect our trade secrets and other unpatented know-how could result in significant costs to us as well as the diversion of management's attention away from our business. Adverse determinations in any such proceedings or unauthorized disclosure of our trade secrets could adversely affect our business. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We cannot assure you that we will be able to protect our intellectual property in these markets.

CERTAIN OF OUR EXECUTIVE OFFICERS HAVE CONFLICTING OBLIGATIONS AND MAY NOT DEVOTE SUFFICIENT TIME TO OUR BUSINESS.

    Messrs. John N. Kapoor, Mahendra Shah and Kevin M. Harris, who each hold executive positions with us, are also associated with EJ Financial
Enterprises, Inc., a health care investment firm which is wholly owned by John
N. Kapoor, and therefore will have conflicts of interest in allocating their time among various business activities and may have legal obligations to multiple entities. On July 1, 1994, we entered into a consulting agreement with EJ Financial. The consulting agreement provides that we will pay EJ Financial $125,000 per year (paid quarterly) for certain business and financial services, including having certain officers of EJ Financial serve as our officers. EJ Financial is involved in the management of health care companies in various fields, and Messrs. Kapoor, Shah and Harris are involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust, dated September 20, 1989, the beneficiary of which is Dr. John Kapoor, is a principal shareholder of each of these companies and us. The John N. Kapoor Trust and other entities controlled by or affiliated with John N. Kapoor beneficially own approximately 36% of our outstanding shares of common stock, prior to this offering.

    Mr. Harris, our Chief Financial Officer, is also the Director of Taxes and Planning of EJ Financial. Accordingly, Mr. Harris will not devote all of his working hours to our affairs. In addition, EJ Financial is involved with other companies in the cancer field. Although these companies are pursuing different therapeutic approaches for the treatment of cancer, discoveries made by one or more of these companies could render our products less competitive or obsolete.

    Two of our key products have been obtained under license agreements with Georgetown University. Dr. Aquilur Rahman, our Chief Scientific Officer and one of our directors, was formerly an associate professor of pathology and pharmacology at Georgetown University. While employed by Georgetown, Dr. Rahman entered into an agreement with Georgetown relating to the ownership of inventions and other intellectual property developed while in Georgetown's employ. This relationship may pose a conflict of interest for Dr. Rahman. As part of his agreement with Georgetown University, Dr. Rahman has advised us that Georgetown University may share with him payments which Georgetown receives from us under our license agreements with Georgetown. While there were no royalty payments to Georgetown University by us in 1999, as a result of our entering into a license agreement with PNU in February 1999, a payment of $800,000 was made to Georgetown University. Additionally, if regulatory approval is obtained in the future for LED and LEP, royalty payments, which could be substantial, would be made by us to Georgetown, a portion of which may be paid to Dr. Rahman.

IF WE LOSE KEY MANAGEMENT AND SCIENTIFIC PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN THE TALENT REQUIRED FOR OUR BUSINESS, OUR BUSINESS COULD SUFFER.

    We are highly dependent on the principal members of our management and scientific staff, including our President, Mr. James M. Hussey, and our Chief Scientific Officer, Dr. Aquilur Rahman, the loss of whose services might delay product development or the achievement of our strategic objectives. Our success will depend on our ability to attract and retain qualified scientific, technical and managerial personnel. There is intense competition for qualified staff and we cannot assure you that we will be able to retain existing personnel or attract and retain qualified staff in the future.

OUR LACK OF OPERATING EXPERIENCE MAY CAUSE US DIFFICULTY IN MANAGING OUR GROWTH.

    We have no experience in selling pharmaceutical products and only limited experience in negotiating, establishing and maintaining collaborative relationships, in manufacturing or procuring products in commercial quantities and conducting other later-stage phases of the regulatory approval process. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be adversely affected. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION AND WE MUST OBTAIN APPROVALS FROM GOVERNMENTAL AGENCIES.

    Governmental authorities in the United States and other countries regulate our research, testing, manufacturing, labeling, distribution, marketing and advertising activities. The FDA and comparable agencies in foreign countries impose substantial requirements on our ability to introduce pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling procedures, sampling activities and other costly and time-consuming procedures. Our proprietary products may require substantial clinical trials and FDA review.

    We cannot predict if or when we might submit for regulatory review our products currently under development. Once we submit our potential products for review, we do not know whether the FDA or other regulatory agencies will grant approvals for any of our pharmaceutical products on a timely basis or at all. A delay in obtaining or the failure to obtain these approvals may adversely affect our business. The FDA's policy of granting "fast track" approval for cancer therapies may reduce the risk of delays in the approval process of our products, but the policy may also expedite the regulatory approval of our competitors' products. If we fail to comply with regulatory requirements, we could be subjected to regulatory or judicial enforcement actions, including product recalls or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products, withdrawal of approvals, and product liability exposure. Sales of our products outside the United States will be subject to regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay the introduction of our products in those countries.

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

THE DEMAND FOR OUR PRODUCTS MAY BE ADVERSELY AFFECTED BY HEALTH CARE REFORM AND POTENTIAL LIMITATIONS ON THIRD-PARTY REIMBURSEMENT.

    In recent years, there have been numerous proposals to change the health care system in the United States. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceuticals to government control. We cannot predict the effect that health care reforms may have on our business, and it is possible that any reforms will hurt our business. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services with respect to new drug products in particular. If we or any of our collaborators succeed in bringing one of our products to the market, we cannot be certain that our products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us or our collaborators to sell our products on a competitive basis.

ACCEPTANCE OF OUR PRODUCTS IN THE MARKETPLACE IS UNCERTAIN, AND FAILURE TO
  ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS

    Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance of our products will depend upon a number of factors, including:

    - the receipt of regulatory approvals for the uses that we are studying;

    - the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products; and

    - pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators.

    Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products.

WE DEAL WITH HAZARDOUS MATERIALS AND MUST COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS, WHICH CAN BE EXPENSIVE AND RESTRICT HOW WE DO BUSINESS. WE COULD ALSO BE LIABLE FOR DAMAGES, PENALTIES OR OTHER FORMS OF CENSURE IF WE ARE INVOLVED IN A HAZARDOUS WASTE SPILL OR OTHER ACCIDENT.

    We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. While we currently outsource our research and development programs involving the controlled use of biohazardous materials, we might be required to incur significant cost to comply with environmental laws and regulations if we conduct such programs. In the event of an accident, even by a third party, we could be held liable for any damages that result, and such liability would probably exceed our current insurance coverage and financial resources.

WE MAY HAVE PRODUCT LIABILITY EXPOSURE.

    We currently do not have any product liability insurance and our business exposes us to potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. Although we plan to obtain product liability insurance when and if our products become commercially available, there can be no assurance that we will be able to obtain or maintain this insurance on acceptable terms or that any insurance we obtain will provide us with adequate coverage against potential liabilities. Claims or losses in excess of any liability insurance coverage we obtain could have a material adverse effect on our business.

                               ITEM 2. PROPERTIES

    The Company's administrative offices are located in approximately 2158 square feet of subleased office space in Bannockburn, Illinois. This subleased space is provided to the Company at a market rate rent by Option Care, Inc, an affiliate of the Company's Chairman and principal shareholder, John N. Kapoor. Until moving to the Bannockburn location in November of 1997, the Company occupied office space in Lake Forest, Illinois. This space was provided as part of a consulting agreement with EJ Financial. (See Note 8-"Transactions with Related Parties" in Notes to Financial Statements).

                           ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any litigation or other legal proceedings.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

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

1998                                                              HIGH           LOW
----                                                          ------------   ------------
First Quarter...............................................  5 3/4          3 3/4
Second Quarter..............................................  4 15/16        2 15/16
Third Quarter...............................................  4 1/2          2
Fourth Quarter..............................................  13 1/4         3 5/8

1999                                                              HIGH           LOW
----                                                          ------------   ------------
First Quarter...............................................  19 7/8         10
Second Quarter..............................................  21 5/8         14 1/4
Third Quarter...............................................  18 3/4         12 7/8
Fourth Quarter..............................................  21 9/16        13 1/8

    As of March 3, 2000, there were 65 holders of record of the Common Stock, and the Company estimates that as of such date there were more than 1,300 beneficial holders of the Common Stock. The Company has never paid a cash dividend on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and other factors deemed relevant by the Board of Directors.

                        ITEM 6. SELECTED FINANCIAL DATA

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                        1995          1996          1997          1998          1999
                                                     -----------   -----------   -----------   -----------   -----------
Statement of Operations Data:
Revenues...........................................  $        --   $        --   $   550,000   $        --   $11,000,000
Operating expenses:
Research and development...........................    1,068,683     1,099,631     1,411,692     1,611,343     3,758,980
General and administrative.........................      244,901       956,924     1,370,486     1,691,132     2,446,926
Income/(loss) from operations......................   (1,313,584)   (2,056,555)   (2,232,178)   (3,302,475)    4,794,094
Interest income....................................  $        --   $   238,275   $   210,501   $    88,752       626,508
Interest expense...................................     (356,043)      (47,365)           --            --        (2,126)
Interest income (expense)-net......................     (356,043)      190,910       210,501        88,752       624,382
Income/(loss) before income taxes..................  $(1,669,627)  $(1,865,645)  $(2,021,677)  $(3,213,723)    5,418,476
Income taxes.......................................           --            --            --    (1,640,000)    1,664,000
Net income/(loss)..................................  $(1,669,627)  $(1,865,645)  $(2,021,677)  $(1,573,723)    3,754,476
Basic net income/(loss) per share..................  $      (.36)  $      (.24)  $      (.25)  $      (.19)  $       .39
Diluted net income/(loss) per share................  $      (.36)  $      (.24)  $      (.25)  $      (.19)  $       .34

                                                                               DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                       1995          1996          1997          1998          1999
                                                    -----------   -----------   -----------   -----------   -----------
Balance Sheet Data:
Cash & Cash equivalents...........................  $       671   $ 4,479,041   $ 2,776,697   $    40,681   $24,664,567
Working capital (deficit).........................   (4,553,057)    4,013,010     2,348,904     1,077,255    23,938,684
Total assets......................................      495,891     4,492,208     2,854,499     1,781,548    25,051,748
Line of credit with bank..........................    2,007,652            --            --            --            --
Loan payable to principal stockholder.............    1,500,000            --            --            --            --
Accumulated deficit...............................           --    (1,865,645)   (3,887,322)   (5,461,045)   (1,706,569)
Total stockholders' equity (deficit)..............   (4,361,392)    4,026,177     2,374,072     1,178,122    24,005,058

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since we began doing business in June 1990, we have devoted our resources primarily to funding research and product development programs. We expect to continue to incur losses as we expand our research and development activities and sponsorship of clinical trials. As of December 31, 1999, we had an accumulated deficit of $1,706,569.

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

    We had no operating revenues during the three fiscal years ended
December 31, 1999, 1998 and 1997, except for a $550,000 payment received from BioChem Pharma in 1997 as part of a licensing and distribution agreement and $11,000,000 of upfront and milestone payments received from PNU as part of a licensing agreement. Interest income for 1997, 1998 and 1999 totaled $210,501, $88,752 and $626,508 respectively. The 1999 increase in interest income is due to higher levels of cash equivalent investments resulting from cash received pursuant to the PNU agreement and the calling of our warrants.

    We incurred research and development expenses of $3,758,980 in 1999 as compared to $1,611,343 in 1998 and $1,411,692 in 1997. The increase in 1999 research and development expenses is primarily due to the increased research expenses on our IL13-PE38, SS1(dsFv)-PE38 and LE-AON products of $1,000,000, an amendment fee of $800,000 paid to Georgetown in consideration for certain modifications to the Georgetown research and license agreements, a termination fee of $50,000 paid to BioChem related to one of our license agreements and increased payroll, consulting and related expenses of $620,000. Our research and development expenses related to LEP and LED decreased by approximately $330,000 in 1999 because PNU assumed all future development costs of these products under its licensing agreement. The increase of $199,651 in research and development costs between 1998 and 1997 was primarily the result of hiring two additional research staff members.

    We incurred general and administrative expenses of $2,446,926 in 1999 as compared to $1,691,132 in 1998 and $1,370,486 in 1997. The increase in 1999 general and administrative expenses is primarily the result of increased professional fees of $335,000, increased payroll costs of $271,000, increased investor relations costs of $132,000, increased insurance costs of $59,000 and a reduction in other miscellaneous expenses of $41,000. General and administrative expenses for 1998 compared to 1997 increased approximately $321,000. The increase was primarily the result of increased professional fees of $103,000, executive recruitment costs of $81,000, increased investor relations costs of $29,000, increased insurance costs of $9,000, increased space costs of $35,000 and an increase in other miscellaneous expenses of $64,000.

    LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, we had $24,664,567 in cash and cash equivalents and net working capital of $23,938,684. We believe that our cash and cash equivalents should be adequate to fund operations for the next 12 months. However, we can offer no assurances that additional funding will not be required during that period. All excess cash has been invested in short-term investments.

    Our assets at December 31, 1999 were $25,051,748 compared to $1,781,548 at December 31, 1998. This increase in assets was primarily due to an increase of cash and cash equivalents of approximately $24,624,000 as a result of cash generated by operating activities of approximately $6,058,000, cash used to purchase equipment and furniture of approximately $4,000 and cash provided by financing activities of approximately $18,570,000. The cash generated by operating activities was primarily from the upfront and milestone payments received from PNU. The cash provided by financing activities resulted primarily from the equity investment by PNU and the calling of our warrants.

    On October 22, 1998, we established a $3,000,000 line of credit (the "Line of Credit") with the John N. Kapoor Trust dtd. 9/20/89, an entity affiliated with our Chairman. Interest on borrowings on the Line of Credit were accrued at the rate of 2% over the prime rate of the Northern Trust Bank. We borrowed $250,000 on the Line of Credit on January 8, 1999. The $250,000 plus all accrued interest was repaid on January 29, 1999. The Line of Credit terminated upon the signing of the PNU licensing agreement on February 19, 1999.

    Our liabilities at December 31, 1999 increased to approximately $1,047,000 from approximately $603,000 at December 31, 1998. This increase was attributable to an increase in trade payables of approximately $291,000, an increase in accrued expenses of approximately $115,000, an increase in accrued compensation at year end of approximately $228,500 and a reduction in obligations under research agreements of approximately $192,000.

    We may seek to satisfy our future funding requirements through public or private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources. Additional financing may not be available when needed or on terms acceptable to us. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our research and development programs, relinquish rights to certain of our technologies, cancer drugs or products, or license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

THE YEAR 2000 ISSUE

    The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment software and devices that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

    We conducted an assessment of our business systems that could encounter Year 2000 problems. This assessment included both information technology systems and non-information technology systems. Based on this internal assessment, we did not identify any material Year 2000 issues. We retained an outside consultant to review our assessment. The consultant recommended several corrective measures which were implemented. The cost of the review and corrections was less than $5,000.

    We rely on vendors, service providers and collaboration partners for raw materials, contract manufacturing, research activities, product testing, clinical trials, administrative services and other services. We sent information requests to our third party providers to determine if they were Year 2000 compliant or had effective plans in place to address the Year 2000 issue and to determine the extent of our vulnerability to the failure of our third party providers to remedy such issues. These vendors indicated that they were Year 2000 compliant. Based upon the responses that we received from our third party providers we assessed the risks and developed appropriate contingency plans. To date, we have not experienced any problems related to the Year 2000 issue.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999, which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board Issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," effective for all fiscal quarters beginning after June 15, 2000. SFAS No. 137 allows companies that have not applied early adoption of SFAS No. 133 to delay implementation until quarters beginning after June 15, 2000.

SFAS No. 133/SFAS No. 137 is not anticipated to have a significant impact on our operating results or financial condition when adopted, since we do not currently engage in hedging activities.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The Financial Statements and Supplementary Data are incorporated herein by reference to the Company's Financial Statements included as Exhibit 1. The information is contained as follows:

                                                                PAGE
                                                                ----
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................     32
Balance Sheets..............................................     33
Statements of Operations....................................     34
Statements of Stockholders' Equity (Deficit)................     35
Statements of Cash Flows....................................     36
Notes to Financial Statements...............................     38

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURES

    None.

                                    PART III
                              ITEM 10. MANAGEMENT

    The directors and executive officers of NeoPharm are as follows:

                                                                                           POSITION
                                                                                             HELD
NAME                                      AGE                     POSITION                  SINCE
----                                    --------   --------------------------------------  --------
John N. Kapoor, Ph.D.(2)..............     56      Director, Chairman of the Board             1990

Aquilur Rahman, Ph.D..................     57      Director, Chief Scientific Officer          1990

James M. Hussey.......................     40      President, Chief Executive Officer,         1998
                                                   and Director

Erick E. Hanson(1) (2)................     53      Director                                    1997

Mahendra G. Shah, Ph.D................     55      Vice President, Corporate and Business      1991
                                                   Development

Sander A. Flaum(1) (2)................     63      Director                                    1998

Kevin M. Harris.......................     39      Chief Financial Officer                     1998

Lewis Strauss, M.D....................     49      Vice President, Chief Medical Officer       1998

------------------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

    All directors hold office until the next annual meeting of the stockholders and until their successors are duly elected. Officers are appointed to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

    JOHN N. KAPOOR, PH.D., Chairman of the Board of Directors, joined us in July 1990 as a member of our Board of Directors. Prior to forming our company, Dr. Kapoor formed EJ Financial Enterprises, Inc., a health care consulting and investment company, in March 1990, of which Dr. Kapoor is currently President. Dr. Kapoor is presently Chairman of Option Care, Inc., a provider of home health care services, Chairman of Akorn, Inc., a manufacturer, distributor and marketer of generic ophthalmic products, a director of Introgen Therapeutics, Inc., a gene therapy company, a director of First Horizon Pharmaceuticals, Inc., a distributor of pharmaceuticals, and a director of Integrated Surgical Systems, Inc., a manufacturer and distributor of robotic surgical products. Dr. Kapoor received his Ph.D. in medicinal chemistry from the State University of New York in 1970 and a B.S. in pharmacy from Bombay University in India.

    AQUILUR RAHMAN, PH.D., joined us as Chief Scientific Officer and as a member of the Board of Directors in July 1990. Dr. Rahman joined NeoPharm on a full time basis in March 1996. Dr. Rahman is currently adjunct professor of radiology and was an associate professor of pathology and pharmacology at Georgetown University until March 1996. Dr. Rahman has more than 15 years of research experience in developing methods of chemotherapy treatment for cancer.
Dr. Rahman received his Masters of Science in Biochemistry from the University of Dacca (Bangladesh) in 1964 and his Ph.D. in Pharmaceutics from the University of Strathclyde (Glasgow, U.K.) in 1972.

    JAMES M. HUSSEY joined us in March 1998 as President, Chief Executive Officer, and a member of the Board of Directors. Mr. Hussey was previously the Chief Executive Officer of Physicians Quality Care, a managed care organization from 1994 to January, 1998. Previous to that, Mr. Hussey held several positions with Bristol-Myers Squibb Company from 1984 to 1994, most recently as the General Manager Midwest Integrated Regional Business Unit. Mr. Hussey is currently a director of Option Care, Inc., a provider of home health care services. Mr. Hussey received a B.S. from the College of Pharmacy at Butler University and an M.B.A. from the University of Illinois.

    ERICK E. HANSON joined us as a Director in April 1997. Mr. Hanson is currently President of Hanson and Associates, a consulting firm working with venture capital companies. Previously, Mr. Hanson served as President and Chief Executive Officer of Option Care, Inc., a provider of home health care services. Prior to joining Option Care, Inc. Mr. Hanson held a variety of positions with Caremark, Inc., including from 1991-1995, Vice President Sales and Marketing. Mr. Hanson served as President and Chief Operating Officer of Clinical Partners, Inc. in Boston, MA, from 1989-1991 and prior to 1989 was associated with Blue Cross and Blue Shield of Indiana for over twenty years. Mr. Hanson presently serves on the Board of Directors for Condell Medical Centers.

    SANDER A. FLAUM joined us as a Director in July 1998. Mr. Flaum is President and Chief Executive Officer of Robert A. Becker EURO/RSCG, a marketing and advertising company. Prior to becoming President of Robert A. Becker, Mr. Flaum was Executive Vice President of Kleinter Advertising and prior to that served as Marketing Director of Lederle Laboratories, a division of American Cyanamid where he was employed from 1965-1984.

    MAHENDRA G. SHAH, PH.D., joined us in October 1991 as our Vice President of Corporate and Business Development. Dr. Shah is also a Vice President of EJ Financial Enterprises, Inc., a position he has held since October 1991. Prior to joining NeoPharm, Dr. Shah was the Senior Director of New Business Development with Fujisawa USA from January 1987 to October 1991. Dr. Shah received his M.S. in 1978 and Ph.D. in 1984 in Industrial Pharmacy from St. John's University and an M.S. in 1969 and a B.S. in 1967 in Pharmaceutical Chemistry from Gujarat University in India.

    KEVIN M. HARRIS joined us in June 1998 as our Chief Financial Officer and Secretary. Mr. Harris is also Director of Taxes and Planning at E.J. Financial Enterprises, Inc. a health care consulting and investment Company. Prior to joining E.J. Financial Enterprises in 1997, Mr. Harris was Vice-President of Finance of Duo-Fast Corporation. Previously, Mr. Harris worked eleven years in public accounting, including six years with Arthur Andersen & Company.
Mr. Harris received a B.Sc. in accounting from Illinois State University in 1983 and a M.S. from DePaul University in 1988. Mr. Harris is a Certified Public Accountant and a Certified Financial Planner.

    LEWIS STRAUSS, M.D., joined us as Chief Medical Officer, in April, 1998. After completing his medical training at Cornell Medical College and his pediatric residency at The Johns Hopkins School of Medicine in Baltimore,
Dr. Strauss served as a Pediatric Oncologist at Johns Hopkins Oncology Center (1980-1991) and at Northwestern University (1991-1997).

    John N. Kapoor, PhD., one of our directors and a principle stockholder, was previously the Chairman and President of Lyphomed, Inc. Fujisawa Pharmaceutical Co., Ltd. was a major stockholder of Lyphomed from the mid-1980's until 1990, at which time Fujisawa completed a tender offer for the remaining shares of Lyphomed, including the shares held by Dr. Kapoor. In 1992, Fujisawa filed suit in federal District Court in Illinois against Dr. Kapoor alleging that between 1980 and 1986, Lyphomed filed a large number of allegedly fraudulent new drug applications with the FDA, and that Dr. Kapoor's failure to make certain disclosures to Fujisawa constituted a violation of federal securities laws and the Racketeer Influenced and Corrupt Organizations Act. Fujisawa also alleged state law claims. Dr. Kapoor countersued, and in 1999, the litigation was settled on terms mutually acceptable to the parties. The terms of the settlement are subject to a confidentiality agreement.

    Officers serve at the discretion of the Board of Directors. There are no family relationships between any of our directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely on a review of the copies of reports furnished to the Company or written representations that no reports were required, the Company believes that, during the 1999 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, with the exception that Mr. Erick Hanson, a director of the Company, did not timely report his acquisition of shares of the Company's common stock in May 1998, and failed to file his 1999 Form 5 report within 45 days of the calendar year-end. Mr. Hanson has now made the required filings.

                        ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions "Executive Compensation", "Compensation of Directors," "Election of Directors--Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" in the Company's definitive Proxy Statement which is filed with the Securities and Exchange Commission (the "commission") within 120 days of the Company's fiscal year ended December 31, 1999.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

    The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement which is to be files with the Commission within 120 days of the Company's fiscal year ended December 31, 1999.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days do the Company's fiscal year ended December 31, 1999.

                                    PART IV
              ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

           27           Financial Data Schedule

(b) Financial Statements

    (1) FINANCIAL STATEMENTS

    The financial statements filed as part of this Registration Statement are listed in the Index to Financial Statements of the Company on Page 31.

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

              SIGNATURE                                  TITLE                           DATE
              ---------                                  -----                           ----
         /s/ JOHN N. KAPOOR
    ----------------------------       Director, Chairman of the Board              March 24, 2000
           John N. Kapoor

         /s/ AQUILUR RAHMAN
    ----------------------------       Director, Chief Scientific Officer           March 24, 2000
           Aquilur Rahman

         /s/ JAMES M. HUSSEY
    ----------------------------       Director, President, and Chief Executive     March 24, 2000
           James M. Hussey               Officer (Principal Executive Officer)

         /s/ ERICK E. HANSON
    ----------------------------       Director                                     March 24, 2000
           Erick E. Hanson

         /s/ KEVIN M. HARRIS           Chief Financial Officer Principal
    ----------------------------         Financial Officer and Principal            March 24, 2000
           Kevin M. Harris               Accounting Officer)

          /s/ SANDER FLAUM
    ----------------------------       Director                                     March 24, 2000
            Sander Flaum

                         INDEX TO FINANCIAL STATEMENTS

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                                                                PAGE
                                                              --------
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................     32
Balance Sheets..............................................     33
Statements of Operations....................................     34
Statements of Stockholders' Equity (Deficit)................     35
Statements of Cash Flows....................................     36
Notes to Financial Statements...............................     38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of NeoPharm, Inc.:

    We have audited the accompanying balance sheets of NeoPharm, Inc. (a Delaware corporation) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoPharm, Inc. as of December 31, 1998 and 1999, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
March 13, 2000

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    40,681   $24,664,567
  Other receivables.........................................           --        76,007
  Tax refund receivable.....................................           --       126,000
  Prepaid expenses..........................................           --       118,800
  Deferred taxes (Note 5)...................................    1,640,000            --
                                                              -----------   -----------
    Total current assets....................................  $ 1,680,681   $24,985,374

Equipment and furniture:
  Equipment.................................................       82,690        85,447
  Furniture.................................................       78,877        80,210
  Less accumulated depreciation.............................      (60,700)      (99,283)
                                                              -----------   -----------
    Total equipment and furniture, net......................      100,867        66,374
                                                              -----------   -----------
    Total assets............................................  $ 1,781,548   $25,051,748
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Obligations under research agreements.....................  $   260,000   $    68,333
  Accounts payable..........................................      275,926       567,357
  Accrued compensation......................................       67,500       296,000
  Other accrued expenses....................................           --       115,000
                                                              -----------   -----------
    Total current liabilities...............................  $   603,426   $ 1,046,690
                                                              -----------   -----------
Stockholders' equity:
  Common stock, $.0002145 par value; 15,000,000 shares
    authorized, 8,341,779 and 11,028,617 shares issued and
    outstanding as of December 31, 1998 and 1999,
    respectively............................................        1,789         2,366
  Additional paid-in capital................................    6,637,378    25,709,261
  Accumulated deficit.......................................   (5,461,045)   (1,706,569)
                                                              -----------   -----------
    Total stockholders' equity..............................  $ 1,178,122   $24,005,058
                                                              -----------   -----------
    Total liabilities and stockholders' equity..............  $ 1,781,548   $25,051,748
                                                              ===========   ===========

  The accompanying notes to financial statements are an integral part of these financial statements.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                            STATEMENTS OF OPERATIONS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1997          1998          1999
                                                         -----------   -----------   -----------
Revenues...............................................  $   550,000   $        --   $11,000,000
                                                         -----------   -----------   -----------
Expenses:
Research and development...............................      712,007     1,119,524     2,375,458
General and administrative.............................    1,367,486     1,655,469     2,413,901
Related party expenses (Note 8)........................      702,685       527,482     1,416,547
                                                         -----------   -----------   -----------
  Total expenses.......................................    2,782,178     3,302,475     6,205,906
                                                         -----------   -----------   -----------
Income/(loss) from operations..........................   (2,232,178)   (3,302,475)    4,794,094
Interest income........................................      210,501        88,752       626,508
Interest expense.......................................           --            --         2,126
                                                         -----------   -----------   -----------
Interest income
  -net.................................................      210,501        88,752       624,382
                                                         -----------   -----------   -----------
Income/(loss) before income taxes......................  $(2,021,677)  $(3,213,723)  $ 5,418,476
Income taxes (benefit)/expense.........................           --    (1,640,000)    1,664,000
                                                         -----------   -----------   -----------
Net income/(loss)......................................  $(2,021,677)  $(1,573,723)  $ 3,754,476
                                                         -----------   -----------   -----------
Net income/(loss) per share
  Basic................................................  $      (.25)  $      (.19)  $       .39
  Diluted..............................................  $      (.25)  $      (.19)  $       .34

Weighted average shares outstanding
  Basic................................................    8,146,746     8,213,980     9,567,661
  Diluted..............................................    8,939,143     8,757,187    11,155,092

  The accompanying notes to financial statements are an integral part of these financial statements.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                  STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

                                                         ADDITIONAL                              TOTAL
                               COMMON STOCK     PAR        PAID-IN                           STOCKHOLDERS'
                                  SHARES       VALUE       CAPITAL     ACCUMULATED DEFICIT      EQUITY
                               ------------   --------   -----------   -------------------   -------------
Balance at December 31,
  1996.......................    8,130,268     $1,744    $ 5,890,078       $(1,865,645)      $  4,026,177
                               -----------     ------    -----------       -----------       ------------
Issuance of stock pursuant to
  exercise of stock
  options....................       55,542         12        175,166                --            175,178
Issuance of stock pursuant to
  restricted stock grants....       10,000          2         48,748                --             48,750
Net loss.....................           --         --             --        (2,021,677)        (2,021,677)
Issuance of options to non-
  employees..................           --         --        145,644                --            145,644
                               -----------     ------    -----------       -----------       ------------
Balance at December 31,
  1997.......................    8,195,810     $1,758    $ 6,259,636       $(3,887,322)      $  2,374,072
                               -----------     ------    -----------       -----------       ------------
Issuance of stock pursuant to
  exercise of stock
  options....................       22,500          5         82,339                --             82,344
Issuance of stock pursuant to
  restricted stock grants....       74,235         16        263,109                --            263,125
Exercise of warrants.........       49,234         10            (10)               --                 --
Net loss.....................           --         --             --        (1,573,723)        (1,573,723)
Issuance of options to non-
  employees..................           --         --         32,304                --             32,304
                               -----------     ------    -----------       -----------       ------------
Balance at December 31,
  1998.......................    8,341,779     $1,789    $ 6,637,378       $(5,461,045)      $  1,178,122
                               -----------     ------    -----------       -----------       ------------
Issuance of stock pursuant to
  exercise of stock
  options....................      356,000         76      1,495,424                --          1,495,500
Issuance of stock pursuant to
  restricted stock grants....        5,372          1         79,826                --             79,827
Issuance of stock to
  Pharmacia & Upjohn.........      452,861         97      7,999,903                --          8,000,000
Exercise of warrants.........    1,872,605        403      9,073,983                --          9,074,386
Net income...................           --         --             --         3,754,476          3,754,476
Issuance of options to non-
  employees..................           --         --        422,747                --            422,747
                               -----------     ------    -----------       -----------       ------------
Balance at December 31,
  1999.......................   11,028,617     $2,366    $25,709,261       $(1,706,569)      $ 24,005,058
                               -----------     ------    -----------       -----------       ------------

  The accompanying notes to financial statements are an integral part of these financial statements.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                            STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1997          1998          1999
                                                         -----------   -----------   -----------
Cash flows provided by/(used in) operating activities:
Net income/(loss)......................................  $(2,021,677)  $(1,573,723)  $ 3,754,476
Adjustments to reconcile net income/(loss) to net cash
  provided by/(used in) operating activities:
Depreciation and amortization..........................        6,727        27,145        38,583
Deferred income taxes..................................           --    (1,640,000)    1,640,000
Compensation expense from non-employee stock options...      145,644        32,304       422,747
Restricted stock grants in lieu of cash compensation...       48,750       263,125        79,827
(Increase)/decrease in other assets....................      (52,634)       52,634      (320,807)
Increase in accounts payable and accrued liabilities...       14,396       122,999       443,264
                                                         -----------   -----------   -----------
  Net cash and cash equivalents provided by/(used in)
    operating activities...............................   (1,858,794)   (2,715,516)    6,058,090
                                                         -----------   -----------   -----------
Cash flows used in investing activities:
Purchase of equipment and furniture....................      (18,728)     (102,844)       (4,090)
                                                         -----------   -----------   -----------
Net cash and cash equivalents used in investing
  activities...........................................      (18,728)     (102,844)       (4,090)
                                                         -----------   -----------   -----------
Cash flows provided by financing activities:
Proceeds from issuance of common stock.................      175,178        82,344     9,495,500
Proceeds from exercise of warrants.....................           --            --     9,074,386
Cashless exercise of warrants, charge..................           --      (484,955)   (1,074,208)
Cashless exercise of warrants, proceeds................           --       484,955     1,074,208
                                                         -----------   -----------   -----------
  Net cash and cash equivalents provided by financing
    activities.........................................      175,178        82,344    18,569,886
                                                         -----------   -----------   -----------
Net increase/(decrease) in cash........................   (1,702,344)   (2,736,016)   24,623,886
Cash and cash equivalents, beginning of period.........    4,479,041     2,776,697        40,681
                                                         -----------   -----------   -----------
Cash and cash equivalents, end of period...............  $ 2,776,697   $    40,681   $24,664,567
                                                         ===========   ===========   ===========
Supplemental disclosure of cash paid for:
Interest...............................................  $    84,585   $        --   $     2,126
Income taxes...........................................  $        --   $        --   $   150,000

  The accompanying notes to financial statements are an integral part of these financial statements.

    Supplemental disclosure of cash flow information:

    In 1997, two consultants to the Company each received 5,000 shares of restricted common stock as compensation. These grants were valued at the closing price of the traded common shares on the date of the grants. In 1998, the Company granted 69,235 shares of restricted common stock to employees as compensation and recorded compensation expense of $222,500. The Company also donated a total of 5,000 shares of restricted common stock to two charitable organizations on behalf of a consultant who provided services to the Company and recorded an administrative expenses of $40,625. Additionally, holders of the Company's Representatives warrants that were issued as part of the initial public offering exercised on a cashless basis 49,000 of the 135,000 outstanding warrants. Each warrant entitles the holder to two shares of common stock for an exercise price of $9.80.

    In 1999, the company granted 5,372 shares of restricted common stock to employees as compensation and recorded compensation expense of $79,827 based on the fair market value of the shares on the date of grant. Additionally, holders of the Company's Representative warrants that were issued as part of the initial public offering exercised on a cashless basis 44,935 of 86,000 outstanding warrants. Each warrant entitles the holder to two shares of common stock for an exercise price of $9.80.

    The Company called its 837,067 redeemable common stock purchase warrants and the 67,500 warrants underlying its representative's warrants on June 24, 1999. The period for exercising the outstanding warrants closed at the close of business on July 27, 1999. Warrant holders exercised 836,942 of the redeemable warrants and 67,500 of the underlying warrants for total net proceeds to the Company of $9,074,386.

    Pursuant to its license agreement, PNU purchased 452,861 shares of the Company's common stock at a per share price of $17.6655 on July 23, 1999.

  The accompanying notes to financial statements are an integral part of these statements.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999

1. ORGANIZATION AND BUSINESS:

    NeoPharm, Inc. (the "Company"), a Delaware corporation, was incorporated on June 15, 1990, under the name of OncoMed, Inc. In March 1995, the Company changed its name to NeoPharm, Inc. The Company is engaged in the research, development and commercialization of drugs for the treatment of various forms of cancer. The Company currently has a portfolio of seven anticancer drugs, three of which are in human clinical trials.

    The Company has one product which is the subject of a Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI"), a unit of the National Institute of Health ("NIH") and two products, licensed from the NIH, one of which is the subject of a CRADA with the United States Food and Drug Administration ("FDA"). The Company also has rights to products developed under license and sponsored research agreements with Georgetown University ("Georgetown").

    The Company is continuing to develop its products which requires substantial capital for research, product development and market development activities. The Company has not yet initiated marketing of a commercial product. Future product development will require clinical testing, regulatory approval and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to obtain additional working capital to develop, manufacture and market its products and, ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be able to obtain necessary financing or regulatory approvals to be able to successfully develop, manufacture and market its products, or attain successful future operations. Insufficient funds could require the Company to delay, scale back or eliminate one or more of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop without relinquishing its rights thereto. Accordingly, the predictability of the Company's future success is uncertain.

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

    From its inception on June 15, 1990, through December 31, 1998, the Company was classified as a development stage entity. The Company completed its development stage upon the out-licensing of its first major compound to Pharmacia & Upjohn ("PNU") in February of 1999. Accordingly, the inception to date information is not presented in these financial statements.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

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

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. The carrying value of these investments approximate the fair market value.

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

INCOME PER SHARE

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Financial Standards ("SFAS") No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share for publicly held common stock or potential common stock. Effective December 31, 1997, the Company adopted the principles of SFAS No. 128 in calculating and presenting its earnings per share. The computation of net earnings (loss) per share is based on the weighted average common shares outstanding during the periods, and includes, when dilutive, common stock equivalents consisting of warrants and stock options.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The following table sets forth the computation of the basic and diluted loss per share from continuing operations:

                                                             1997          1998          1999
                                                          -----------   -----------   ----------
Numerator:
  Net income/(loss).....................................  ($2,021,677)  ($1,573,723)  $3,754,476
                                                          ===========   ===========   ==========

Denominator:
  Denominator for basic income/(loss) per share
  Weighted average shares...............................    8,146,746     8,213,980    9,567,661

Effect of dilutive securities:
  Stock options.........................................      445,742       467,379      833,694
  Warrant exercise......................................      346,655        75,829      753,737
                                                          -----------   -----------   ----------
Dilutive potential common shares........................      792,397       543,207    1,587,431
  Denominator for diluted income/(loss) per share-
  Weighted average shares and assumed
  Conversions...........................................    8,939,143     8,757,187   11,155,092
                                                          ===========   ===========   ==========
  Basic income/(loss) per share.........................  $     (0.25)  $     (0.19)  $      .39
                                                          ===========   ===========   ==========
  Diluted income/(loss) per share.......................  $     (0.25)  $     (0.19)  $      .34
                                                          ===========   ===========   ==========

    Options to purchase 255,962, 242,521 and 10,000 shares of common stock were outstanding as of December 31, 1997, 1998 and 1999, respectively but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive. For additional disclosure regarding the Company's stock options and warrants, see Notes 4 and 9.

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

STOCK-BASED COMPENSATION

    As provided by SFAS No. 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS No. 123 (see "Note 4).

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
REVENUE RECOGNITION-LICENSE FEES

    The Company has licensed certain of its technologies to third parties in return for up-front license fees and subsequent milestone-based payments. The Company's policy is to recognize revenue upon receipt of the license fees or milestone payments provided the payments are non-refundable and are not subject to future performance obligations. All payments received to-date have been non-refundable. Further, the Company has no material obligations to provide future services or financial support under the terms of the license agreements.

RECLASSIFICATION

    Certain amounts in previously issued financial statements have been reclassified to conform to 1999 classifications.

COMPREHENSIVE INCOME

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company had no comprehensive income items to report for the years ended December 31, 1997, 1998 and 1999.

SEGMENT INFORMATION

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information." SFAS No. 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to stockholders. The Company adopted SFAS No. 131 in the year ended December 31, 1998. The Company operates under a single segment.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999, which requires an entry to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," effective for all fiscal quarters beginning after June 15, 2000. SFAS No. 137 allows companies that have not applied early adoption of SFAS No. 133 to delay implementation until quarters beginning after June 15, 2000. SFAS No. 133/SFAS No. 137 is not anticipated to have a significant impact on the Company's operating results or financial condition when adopted, since the Company does not currently engage in hedging activities.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

3. DEBT

    On October 22,1998, the Company established a $3,000,000 line of credit with the John N. Kapoor Trust dtd. 9/20/89, an entity affiliated with the Company's Chairman. Interest on borrowings on the line of credit accrued at the rate of 2% over the prime rate of the Northern Trust Bank. The Company borrowed $250,000 on the line of credit on January 8, 1999. The $250,000 plus all accrued interest was repaid on January 29, 1999. The line of credit terminated upon the signing of the PNU license agreement on February 19, 1999

4. STOCK OPTIONS

OPTION AGREEMENTS

    The Company adopted a stock option plan in 1990. The Company granted options under the plan to purchase 1,460,978 shares. The options have an exercise price of $.0002145 per share with the exception of options to purchase 248,676 shares issued in December 1993, which have an exercise price of $.03217 per share. Effective January 1995, this plan has been terminated. No additional grants will be made under this plan.

    On January 25, 1995, the board of directors approved the NeoPharm, Inc. 1995 Stock Option Plan (the "Plan"), which provided for the grant of up to 900,000 options to acquire the Company's common stock. The board of directors amended the Plan on May 16, 1997, increasing the number of options to 1,400,000. The option prices shall be not less than 85% of the fair market value of the stock as determined by the Administrator pursuant to the Plan. The board also approved the NeoPharm, Inc. 1995 Director Option Plan, which provides for the grant of up to 100,000 options to acquire the Company's common stock. The option prices shall be the fair market value on the date of grant. Vesting under these plans range from 0 to 4 years and all options expire after 10 years. Effective
July 23, 1998, the 1995 Stock Option Plan and the 1995 Directors Option Plan were suspended. No additional grants will be made under either plan.

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

    The Company accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards to employees. Had compensation cost for such stock option

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

4. STOCK OPTIONS (CONTINUED)
awards under the plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               1997             1998             1999
                                                            -----------      -----------      ----------
Net Income/(Loss):                 As Reported              $(2,021,677)     $(1,573,723)     $3,754,476
                                   Pro Forma                 (2,236,526)      (1,962,971)      2,981,413

Primary EPS:                       As Reported                     (.25)            (.19)            .39
                                   Pro Forma                       (.27)            (.24)            .31

Fully Diluted EPS:                 As Reported                     (.25)            (.19)            .34
                                   Pro Forma                       (.27)            (.24)            .27

    The Company has granted options to purchase 685,866 shares to certain non-employees of which 287,824 such options remain outstanding and unexercised at December 31, 1999. The Company accounts for these options using a fair value method with the fair value of these options determined at the date of grant. From inception through December 31, 1995 the Company deemed the fair value of these options on the date of grant to be nominal, and no expense was recorded. For all subsequent years, the fair value of option grants was calculated using the Black-Scholes pricing model. For the year ended December 31, 1997, 1998 and 1999, an expense of $145,644, $32,304 and $422,747 was recorded respectively.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

4. STOCK OPTIONS (CONTINUED)
    A summary of stock option activity is as follows:

                                                                        OPTIONS OUTSTANDING
                                                              ---------------------------------------
                                                              NUMBER OF            EXERCISE PRICE
GRANT/EXERCISE DATE                                             SHARES               PER SHARE
-------------------                                           ----------       ----------------------
Balance at December 31, 1996................................    748,866        $.03217,3.50,6.00,7.00
                                                              ----------       ----------------------

Grants:
  January, 1997.............................................      1,000        $                 7.38
  April, 1997...............................................      2,000                          7.00
  May, 1997.................................................      5,000                         4.875
  August, 1997..............................................      5,000                        4.9375

Exercises:
  June, 1997................................................     (7,000)       $                 3.50
  July, 1997................................................    (15,000)                         3.50
  October, 1997.............................................     (9,042)                 3.50, .03217
  November, 1997............................................     (1,500)                         3.50
  December, 1997............................................    (23,000)                         3.50
Cancellations: July 1997....................................    (15,000)                         7.00
                                                              ----------       ----------------------
Balance at December 31, 1997................................    691,324        $          .03217-7.38
                                                              ==========       ======================

Grants:
  January, 1998.............................................    400,000        $                 4.75
  April, 1998...............................................     20,000                          3.75
  July, 1998................................................     37,000                         3.875
  September, 1998...........................................    100,000                          2.25

Exercises:
  December, 1998............................................    (22,500)       $          3.50-4.9375
Cancellations:
  April, 1998...............................................    (50,000)                         7.00
                                                              ----------       ----------------------
Balance at December 31, 1998................................  1,175,824        $           2.25-$7.00
                                                              ----------       ----------------------

Grants:
  January, 1999.............................................    337,000        $               11.875
  June, 1999................................................     10,000                         18.50

Exercises:
  January, 1999.............................................     (2,000)       $                 3.50
  February, 1999............................................    (50,000)                         3.50
  April, 1999...............................................       (500)                         3.50
  July, 1999................................................    (31,000)                  3.875-7.375
  August, 1999..............................................   (169,000)                    3.50-7.00
  September, 1999...........................................    (73,000)                   2.25-3.875
  October, 1999.............................................    (20,000)                         2.25
  November, 1999............................................     (3,000)                   3.50-4.875
  December, 1999............................................     (7,500)                  3.875-4.875
                                                              ----------       ----------------------
Balance at December 31, 1999................................  1,166,824        $        .03217-$18.50
                                                              ==========       ======================

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

4. STOCK OPTIONS (CONTINUED)
    Options vested and eligible for exercise on December 31, 1996 included 14,866 at an exercise price of $.03217 and 444,000 options at an exercise price of $3.50. Options eligible for exercise on December 31, 1997 included 9,324 at an exercise price of $.03217, 394,000 options at an exercise price of $3.50, 15,000 options at an exercise price of $6.00, 124,500 options at an exercise price of $7.00, and 1,000 options at an exercise price of $7.375. Options vested and eligible for exercise on December 31, 1998 include 9,324 options at an exercise price of $0.03217, 374,000 options at an exercise price of $3.50, 2,500 options at an exercise price of $4.875, 30,000 options at an exercise price of $6.00, 197,000 options at an exercise price of $7.00 and 1,000 options at an exercise price of $7.375. Options vested and eligible for exercise on December 31, 1999 include 9,324 options at an exercise price of $0.03217, 144,000 options at an exercise price of $3.50, 5,000 options at an exercise price of $3.75, 8,000 options at an exercise price of $3.875, 100,000 options at an exercise price of $4.75, 2,500 options at an exercise price of $4.9375, 22,500 options at an exercise price of $6.00 and 122,000 options at an exercise price of $7.00.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the option grants in 1997, 1998 and 1999 respectively: risk-free interest rates of 6.58 percent, 5.50 percent and 5.31 percent; expected dividend yields of 0.00 percent; expected life of 10 years; expected volatility of 79.93 percent, 89.82 percent and 91.05 percent.

5. FEDERAL INCOME TAXES:

    From inception through October 11, 1995, the Company operated as an S Corporation for income tax purposes. Losses incurred during this period are reported on the stockholders' tax return, and are not available to the Company as a net operating loss carry forward.

    On October 11, 1995, the Company voluntarily terminated its S Corporation election. Since that time, losses incurred represent net operating loss carry forwards which can be used to offset future taxable income. Total net operating loss carry forwards were approximately $8,445,000 and approximately $6,864,000 as of December 31, 1998 and 1999, respectively. The net operating loss carry forwards will expire as follows:

YEAR OF EXPIRATION                                              AMOUNT
------------------                                            ----------
2011........................................................  $1,773,000
2012........................................................   1,969,000
2013........................................................   3,122,000

    The Company has general business credit carry forwards of approximately $276,000 which expire in the years 2011-2014.

    The Company made payments of $150,000 towards federal alternative minimum tax during 1999 of which $126,000 was refundable at year end. The remaining payments of $24,000 generated alternative minimum tax credit carry forwards of a like amount that are available to reduce future federal regular income taxes, if any, over an indefinite period.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

5. FEDERAL INCOME TAXES: (CONTINUED)
    The components of income tax expense/(benefit) consist of the following:

                                                            1997          1998          1999
                                                         -----------   -----------   -----------
Current:
  Federal..............................................  $        --   $        --   $        --
  State................................................           --            --            --
                                                         -----------   -----------   -----------
Total Current Expenses.................................  $        --   $        --   $        --
                                                         ===========   ===========   ===========
Deferred:
  Federal..............................................  $        --   $(1,435,000)  $ 1,456,000
  State................................................           --      (205,000)      208,000
                                                         -----------   -----------   -----------
Total Deferred Expense.................................           --   $ 1,640,000   $ 1,664,000
                                                         ===========   ===========   ===========
Total Income Tax Expense/(Benefit).....................           --   $(1,640,000)  $ 1,664,000
                                                         ===========   ===========   ===========

    Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                              1997         1998         1999
                                                           ----------   ----------   ----------
Net Operating Loss Carry Forwards........................  $2,132,000   $3,432,800   $2,746,000
General Business Credit Carry Forwards...................     128,000      128,000      276,000
Alternative Minimum Tax Carry Forwards...................          --           --       24,000
Expenses Not Currently Deductible for tax purposes.......      82,000      150,000      181,000
                                                           ----------   ----------   ----------
Total Deferred Tax Assets................................   2,342,000    3,710,800    3,227,000
Valuation Allowance......................................  (2,342,000)  (2,070,800)  (3,227,000)
                                                           ----------   ----------   ----------
Net Deferred Tax Assets..................................  $       --   $1,640,000   $       --
                                                           ==========   ==========   ==========

    Prior to December 31, 1998 the Company had engaged in substantive discussions with PNU regarding the licensing of certain of its technologies (see
Note 6). As a result, at December 31, 1998, it was more likely than not a portion of the deferred tax asset would be realized during 1999. The valuation allowance was reduced accordingly and the tax benefit related to $1,640,000 net operating loss carry forward was recognized as of December 31, 1998. At
December 31, 1999, in accordance with the provisions of SFAS No. 109, a valuation allowance has been established on the deferred tax asset due to the uncertainty of its realization.

6. COMMITMENTS:

LICENSE AND RESEARCH AGREEMENTS

    From time to time the Company enters into license and research agreements with third parties. At December 31, 1999, the Company had five significant agreements in effect as described below.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

6. COMMITMENTS: (CONTINUED)
NATIONAL CANCER INSTITUTE

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

    During the year ended December 31, 1997, the Company paid approximately $102,000 for product used in the sponsored clinical trials. During 1998 and 1997, the Company expensed, as research and development costs, the $120,000 payable to NCI for these expenses. NCI was required to provide the Company an accounting of the use of funds. Any amounts not expended at the end of the agreement were refundable to the Company. All amounts were expended pursuant to the CRADA.

    The CRADA expired on September 13, 1998. The Company then entered into a Clinical Trials Agreement ("CTA") with the NCI. The CTA covers the same research that were the subject of the NCI CRADA. The CTA provides for collaboration on the clinical development of the products and access to clinical data necessary for future regulatory approval. The Company has no further financial obligations to NCI other than an agreement to provide supplies of test product for the covered clinical protocols. The Company incurred no expenses under this agreement during 1999.

U.S. FOOD AND DRUG ADMINISTRATION

    In 1997 the Company entered into a CRADA with the FDA. Pursuant to the CRADA, the Company committed to commercialize the IL13-PE38 chimeric protein product which it licensed from the NIH and FDA. The FDA agreed to collaborate on the clinical development and commercialization of the licensed product.

    The Company is committed to pay $100,000 per year for the reasonable and necessary expenses incurred by the FDA in carrying out the FDA's responsibilities under the CRADA. During 1999, the parties agreed to expand the scope of the CRADA and increase the Company's funding requirement to $150,000 for the final two years of the agreement. During 1997, 1998 and 1999, we spent $100,000, $100,000 and $150,000 respectively under these agreements. The term of the FDA CRADA expires on August 27, 2001.

NATIONAL INSTITUTE OF HEALTH

    The Company entered into an exclusive worldwide licensing agreement with the NIH and the FDA to develop and commercialize an IL13-PE38 chimeric protein therapy. The agreement required a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000 which increases to $25,000 after the first commercial sale. The agreement further provided for milestone payments and royalties based on future product sales. The Company made its first milestone payment of $25,000 to NIH in November 1999 after the filing of the U.S. Investigational New Drug ("IND") application for IL13-PE38. The Company is required to pay the costs of filing and maintaining product patents on the licensed products. The agreement shall extend to the expiration of the last to expire of the patents on the licensed products, if not terminated earlier. The agreement may be terminated by mutual consent of NIH

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

6. COMMITMENTS: (CONTINUED)
and the Company. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either Party may unilaterally terminate by giving advanced notice. During 1997, 1998 and 1999, the Company expensed approximately $10,000, $117,000 and $35,000, respectively under this agreement.

BIOCHEM PHARMA

    In 1997, the Company entered into a collaboration agreement with BioChem Therapeutics, Inc., the wholly owned subsidiary of BioChem Pharma, under which BioChem will have an exclusive license to develop, market and distribute broxuridine in Canada. The agreement required BioChem to make an initial non-refundable up-front payment of $550,000 and subsequent milestone-based payments. The Company and BioChem were to share product revenue from any future sales of broxuridine in Canada. The Company terminated this agreement in October, 1999 by making a $50,000 termination payment to BioChem Pharma. The Company retained the Canadian rights to BUdR under the termination agreements.

PHARMACIA AND UPJOHN

    On February 19, 1999 the Company entered into an exclusive worldwide license agreement with Pharmacia and Upjohn Company ("PNU"). Pursuant to the agreement, the Company granted PNU an exclusive worldwide license to develop, use, manufacture, distribute, market, and sell the Company's Liposomal Encapsulated Doxorubicin ("LED") and Liposomal Encapsulated Paclitaxel ("LEP") products for all approved indications. All of the development costs, clinical and pre-clinical, regulatory and manufacturing scale up expenses for LED and LEP incurred after the date of the agreement shall be borne by PNU. The Company shall use reasonable efforts to assist PNU in obtaining and confirming the rights granted to PNU under the agreement. However, any reasonable costs or expenses incurred by the Company to provide such assistance shall be reimbursed by PNU.

    The Company received a $9,000,000 non-refundable license fee upon signing the agreement. Upon the transfer of the IND's for LED and LEP to PNU, PNU was to purchase $8,000,000 of the Company's newly issued common stock. The share price was equal to 110% of the average closing price of the Company's Common Stock for the 60-day period preceding the PNU purchase date. On July 23, 1999, PNU purchased 452,861 shares of the Company's common stock at a per share price of $17.6655. The Company recorded the newly issued shares at $.0002145 par value with the remaining proceeds reflected as additional paid in capital.

    The Company shall receive milestone payments upon the completion of each phase of clinical development and upon regulatory approval for both LED and LEP. If all milestone goals set forth in the agreement are met, the Company would be eligible to receive $52,000,000 in milestone payments. During 1999, the Company received a $2,000,000 milestone payment in addition to the $9,000,000 license fee.

    If the LED product were to be approved for commercial sale and thereafter marketed, the Company would receive a royalty payment for sales outside of the U.S. for the first seven years after commercial sale at a rate of 8% declining to 5% for the eighth through tenth years of such commercial sales. With respect to the LEP product, the Company is entitled to receive a royalty of 12.5% for LED products sold outside

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

6. COMMITMENTS: (CONTINUED)
of the United States for the valid life of an enforceable NeoPharm patent, determined on a country-by-country basis. With respect to sales of both LEP and LED products in the United States, the Company is permitted to elect, in lieu royalty payments for U.S. sales, to co-promote the products within the United States. Under the terms of the co-promotion, the Company's participations in net profits is to be in proportion to its monetary contribution to the promotion of each product in the United States, but in no event shall the Company's share of profits exceed 37.5% of total net profits. In addition, the Company's right to co-promote is contingent upon the Company reimbursing PNU for an amount equal to the amount of the Company's net profit percentage multiplied by the amount expended by PNU in development costs for the products in the United States (which may not exceed 60 percent of PNU's total development costs throughout the world). If the Company does not elect to co-promote the product within the U.S., then the Company would receive a flat royalty with respect to LED equal to 10% of net sales for the first ten years of sales in the United States, and with respect to LEP, a royalty equal to 12 1/2% of net sales for the period in which PNU has exclusivity to LEP product. Because of the uncertainty surrounding the ability of the Company to attain the milestones and obtain FDA approval for the product, and the uncertainty that the product would be accepted by the medical community, it is not possible to project with any degree of certainty what the potential revenues (other than the milestone payments) under the contract would be.

GEORGETOWN UNIVERSITY

    The Company entered into two license and research agreements with Georgetown whereby the Company obtained an exclusive worldwide license to use certain technologies. In exchange for the grant of these exclusive licenses, the Company will pay Georgetown, beginning with the first commercial sale of a product incorporating the licensed technologies, a royalty on net sales by the Company of products incorporating any of such technologies. The royalty will be payable for the life of the related patents. In January 1999, the Company and Georgetown University agreed to amend the agreements in addition to other modifications to reduce the level of future sublicense royalties on LEP and LED sales payable to Georgetown in return for a one time sublicense fee of $800,000. The Company made the $800,000 payment to Georgetown in March 1999, after the execution of the PNU agreement.

    During the years ended December 31, 1997, 1998 and 1999, the Company paid and expensed approximately $247,000, $123,000 and $1,019,000 respectively, pursuant to the license and research agreements. The $800,000 payment referred to above is included in the 1999 total.

OTHER

    The Company entered into consulting arrangements with members of its Scientific Advisory Board who are also employed on a full-time basis by academic or research institutions. Since inception through December 31, 1999, members of the Scientific Advisory Board were issued options (see Note 4) to purchase an aggregate 168,324 shares of Company stock at the fair market value at the dates of grant. At December 31, 1999, 128,324 options remained unexercised. Additionally, the Scientific Advisory Board members receive a nominal annual retainer.

    The Company is obligated for rental payments under a sublease arrangement with OptionCare, Inc. for office space in Bannockburn, Illinois. Until moving to the Bannockburn location in November of 1997, the Company occupied office space in Lake Forest, Illinois. This space was provided as part of a consulting

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

6. COMMITMENTS: (CONTINUED)
agreement with EJ Financial. (See Note 8). This sublease expired on November 30, 1998. The Company continues to sublease the same space on comparable terms under a month to month lease.

7. CONTINGENCIES

    The pharmaceutical industry has traditionally experienced difficulty in maintaining product liability insurance coverage at desired levels. To date, no significant product liability suit has ever been filed against the Company. However, if a suit were filed and a judgment entered against the Company, it could have a material adverse effect upon the Company's operations and financial condition.

    Currently, the Company is not a party to any litigation or other legal proceedings.

8. TRANSACTIONS WITH RELATED PARTIES

    The Company receives management services from EJ Financial
Enterprises, Inc. ("EJ Financial"), a healthcare consulting and investment firm in which Dr. Kapoor is the principal stockholder. Under its management consulting agreement, EJ Financial charges the Company $125,000 per year for services provided plus actual expenses incurred. The agreement provides for technical management support in the areas of research and development and operations. Charges to the Company are based on actual time spent by EJ Financial personnel on the Company's affairs. Management believes that the cost for management services allocated to the Company represents the cost of the services provided. For the years ended December 31, 1997, 1998 and 1999, the Company expensed $191,081, $136,331 and $131,251 respectively under this agreement.

    The Company subleases office space from Option Care Inc., a home infusion company in which Dr. Kapoor, the Company's Chairman, is a major stockholder. For the years ended December 31, 1997, 1998 and 1999, the Company expensed $3,000, $35,663 and $33,025 respectively under the subleases.

    From October, 1998 through February, 1999 the Company had a $3,000,000 line of credit in place with the John N. Kapoor Trust dtd 9/20/89, an entity affiliated with the Company's Chairman. The Company borrowed $250,000 on the line of credit on January 8, 1999. The $250,000 plus all accrued interest was repaid on January 29, 1999. The line of credit terminated upon the signing of the PNU licensing agreement on February 19, 1999 (See Note 6).

    The Company's Chief Scientific Officer, Dr. Aquilur Rahman, was employed on a full-time basis by Georgetown until joining the Company in March 1996. Additionally, Anatoly Dritschilo, M.D., the Chairman of the Department of Radiation Medicine and Medical Director of the Georgetown University Medical Center was a Director of the Company from June, 1990 through June, 1999. As was previously mentioned, Georgetown and the Company are parties to license and sponsored research agreements for product research and development (see
Note 6). During 1997, 1998 and 1999, the Company paid approximately $247,000, $123,000 and $1,019,000 related to work performed and expenses incurred by Georgetown.

    On July 16, 1997, the Company loaned $50,000 to Dr. Rahman pursuant to a promissory note. The note accrued interest at a rate of 9%. The principal together with accrued interest of $3,255 was repaid on April 6, 1998.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

8. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
    Prior to February 1996, the Company's former President and Chief Executive Officer ("CEO"), William C. Govier, was a consultant to the Company on clinical trials and NDA filing matters, both as an individual and as a consultant with Aegis Technology, Inc. ("Aegis"), an entity co-founded by Govier and Gail Salzberg. Dr. Govier retired from the Company on January 16, 1998. Salzberg also provided consulting services to the Company both as an individual and as a consultant with Aegis. During 1997, 1998 and 1999, the Company paid to Salzberg and expensed approximately $261,600, $232,300 and $196,807 respectively, related to these arrangements.

    During 1999, the Company paid $36,825 to Taylor Pharmaceuticals for the consulting services of Dr. Abu Alam regarding the manufacturing scale-up of the Company's liposomal products. Taylor Pharmaceuticals is a subsidiary of Akorn, Inc., a company in which Dr. Kapoor is a major shareholder and Chairman.

    The Following table summarizes the related party expenses discussed above:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
RELATED PARTY                               EXPENSE TYPE         1997        1998         1999
-------------                            -------------------   ---------   ---------   -----------
Georgetown University..................  Research & Fees       $247,052    $123,205    $1,018,639
Gail Salzberg..........................  Consulting             261,552     232,283       196,807
Taylor Pharmaceuticals.................  Consulting                  --          --        36,825
E.J. Financial Enterprises.............  Consulting             125,000     125,000       125,000
E.J. Financial Enterprises.............  Direct Expense          66,081      11,331         6,251
                                                               --------    --------    ----------
Total Research and Development
  expenses.............................                        $699,685    $491,819    $1,383,522
                                                               --------    --------    ----------

Option Care, Inc.......................  Rent and Expenses        3,000      35,663        33,025
                                                               --------    --------    ----------

Total general and Administration
  expenses.............................                        $  3,000    $ 35,663    $   33,025
                                                               --------    --------    ----------
Total related party expenses:..........                        $702,685    $527,482    $1,416,547
                                                               ========    ========    ==========

    Management believes that the terms of the related party transactions described above were at fair market rates.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

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

    In January 1996, the Company completed a public offering of newly issued 1,350,000 shares of common stock and 675,000 warrants, for proceeds of approximately $8,585,000 net of expenses. On March 8, 1996 the Company issued 36,130 shares of common stock and 18,565 warrants related to the underwriter's over-allotment option for proceeds of approximately $267,000, net of expenses. Additionally, the Company issued 574,008 shares and 143,502 warrants upon conversion of its debt. Since July 25, 1997, the warrants have been subject to redemption at $0.01 per warrant on thirty (30) days prior written notice to the warrant holders. However, the warrants can only be redeemed if the average closing price of the Company's stock as reported on AMEX equals or exceeds $5.60 per share for twenty (20) trading days within a period of thirty
(30) consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption. Each warrant can be converted into two shares of common stock at $4.90 per share.

    In connection with the public offering, the Company issued 135,000 Representative's warrants to the underwriter. The warrants can be converted into 270,000 shares of common stock at $4.90 per share and/or 67,500 underlying warrants at $0.14 per warrant. The underlying warrants in turn can be converted into 135,000 shares of common stock at $6.86 per share.

    The Company called its 837,067 redeemable common stock purchase warrants and the 67,500 warrants underlying its representative's warrants on June 24, 1999. The period for exercising the outstanding warrants closed at the close of business on July 27, 1999. Warrant holders exercised 836,942 of the redeemable warrants and 67,500 of the underlying warrants for total net proceeds to the Company of $9,074,386.

    Additionally, holders of the Company's Representative warrants that were issued as part of the initial public offering exercised on a cashless basis 44,935 of 86,000 outstanding warrants. Each warrant entitles the holder to two shares of common stock for one exercise price of $9.80. At December 31, 1999 there were 41,065 Representative Warrants outstanding.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1998 AND 1999

10. QUARTERLY FINANCIAL DATA (unaudited)

    The following table summarizes the quarterly financial data for the years ended December 31, 1999 and 1998:

                                        RESEARCH &      GENERAL &
                                       DEVELOPMENT    ADMINISTRATIVE     OPERATING                         EARNINGS PER    SHARE
1999                    NET REVENUES     EXPENSE         EXPENSE       INCOME/(LOSS)   NET INCOME/(LOSS)      BASIC       DILUTED
----                    ------------   ------------   --------------   -------------   -----------------   ------------   --------
March 31, 1999........    9,000,000      1,500,434        597,994         6,901,572        4,160,719           0.49         0.38
June 30, 1999.........           --        516,892        502,355        (1,019,247)        (573,925)         (0.07)       (0.07)
September 30, 1999....    2,000,000        567,698        501,462           930,840          698,237           0.07         0.06
December 31, 1999.....           --      1,173,956        845,115        (2,019,071)        (530,555)         (0.05)       (0.05)

1998

March 31, 1998........           --        172,527        291,966          (464,493)        (427,111)         (0.05)       (0.05)
June 30, 1998.........           --        375,446        319,761          (695,207)        (667,139)         (0.08)       (0.08)
September 30, 1998....           --        372,786        325,346          (698,132)        (682,545)         (0.08)       (0.08)
December 31, 1998.....           --        690,584        754,059        (1,444,643)         203,072           0.02         0.02