Form 10-Q
period 2000-03-31
NEOPHARM INC
filed 2000-05-15
CIK 942788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________TO__________


                         Commission file number 33-90516
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:


            Title of each class                Number of shares outstanding
            -------------------                ----------------------------

     Common Stock ($.0002145 par value)                  11,130,406

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)


                                                                   Page Number
                                                                   -----------
PART I.            Financial Information

     ITEM 1.       Financial Statements

                   Balance Sheets                                         3

                   Statements of Operations                               4

                   Statements of Cash Flows                               5

                   Notes to Financial Statements                          6


     ITEM 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8


PART II.           Other Information                                     12

SIGNATURE PAGE                                                           13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEOPHARM, INC.
(A DELAWARE CORPORATION)
BALANCE SHEETS
(Unaudited)


                                                                               MARCH 31,               DECEMBER 31,
                                                                                 2000                       1999
ASSETS

Current assets:
  Cash and cash equivalents                                                 $ 26,668,949               $ 24,664,567
  Other receivables                                                                  555                     76,007
  Tax refund receivable                                                          126,000                    126,000
  Prepaid expenses                                                               214,407                    118,800
                                                                            ------------                -----------
      Total current assets                                                   $27,009,911                $24,985,374

Equipment and furniture:
  Equipment                                                                       85,447                     85,447
  Furniture                                                                       80,210                     80,210
  Less accumulated depreciation                                                 (105,252)                   (99,283)
                                                                            ------------                -----------
      Total equipment and furniture, net                                          60,405                     66,374

      Total assets                                                          $ 27,070,316               $ 25,051,748
                                                                            ------------               ------------
                                                                            ------------               ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Obligations under research agreements                                   $    103,333                $    68,333
    Accounts payable                                                             313,389                    567,357
    Accrued compensation                                                          61,890                    296,000
    Other accrued expenses                                                        78,317                    115,000
                                                                                  ------                    -------
      Total current liabilities                                             $    556,929                $ 1,046,690
                                                                             -----------                  ---------


Stockholders' equity:
  Common stock, $.0002145 par value;
    15,000,000 shares authorized:
    11,130,406 and 11,028,617 shares issued
    and outstanding, respectively                                                  2,388                      2,366
  Additional paid-in capital                                                  25,962,895                 25,709,261
 Accumulated earnings/(deficit)                                                  548,104                 (1,706,569)
                                                                                --------                -----------
         Total stockholders' equity                                          $26,513,387                $24,005,058
                                                                            ------------               ------------
         Total liabilities and stockholders'
           equity                                                           $ 27,070,316               $ 25,051,748
                                                                            ------------               ------------
                                                                            ------------               ------------

      The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION)
STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)

                                                              MARCH 31,         MARCH 31,
                                                                 2000              1999
                                                                 ----              ----
Revenues                                                     $3,000,000         $9,000,000
Expenses:
Research and development                                        519,081            606,999
General and administrative                                      497,483            588,738
Related party expenses (Note 3)                                 141,936            902,691
                                                           ------------       ------------
  Total Expenses                                              1,158,500          2,098,428

      Income from operations                                  1,841,500          6,901,572

Interest income                                                 413,173             35,007
Interest expense - principal shareholder                            -                1,062
Interest expense - other                                            -                  798
                                                           ------------       ------------
  Interest income(expense) - net                                413,173             33,147

Net Income before income taxes                             $  2,254,673       $  6,934,719
                                                           ------------       ------------
                                                           ------------       ------------

Income taxes                                                        -            2,774,000
                                                           ------------       ------------
Net Income                                                   $2,254,673         $4,160,719
                                                           ------------       ------------

Net Income per share
      Basic                                                   $     .20         $      .49
                                                           ------------       ------------
      Diluted                                                 $     .19         $      .38
                                                           ------------       ------------

Weighted average shares outstanding
      Basic                                                  11,054,798          8,417,622
                                                           ------------       ------------
      Diluted                                                11,972,088         11,059,752
                                                           ------------       ------------

  The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)

                                                               MARCH 31,           MARCH 31,
                                                                 2000                1999
                                                                 ----                ----
Cash flows from operating activities:
Net income                                                   $ 2,254,673         $ 4,160,719
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                                      5,969               8,999
Deferred income taxes                                                 -            2,739,000
Compensation expense from non-employee
  stock options                                                   78,556                  -
Restricted stock grants in lieu of
  cash compensation                                               15,750                  -
Increase in other assets                                         (20,155)           (319,688)
(Decrease)/Increase in accounts
  payable and accrued liabilities                               (489,761)            587,660
                                                            -------------        -----------

Net cash provided by operating activities                      1,845,032           7,176,690
                                                            -------------        -----------

Cash flows used in investing activities:
Purchase of equipment and
  furniture                                                           -                 (725)
                                                            -------------        -----------
Net cash used in investing activities                                 -                 (725)
                                                            -------------        -----------
Cash flows from financing activities:
Proceeds from issuance of common stock                           159,350             182,000
Proceeds from exercise of warrants                                    -                3,402
Cashless exercise of warrants, charge                         (1,844,314)         (1,019,104)
Cashless exercise of warrants, proceeds                        1,844,314           1,019,104
                                                            -------------        -----------

Net cash and cash equivalents
 provided by financing activities                                159,350             185,402
                                                            -------------        -----------

Net increase in cash                                           2,004,382           7,361,367
Cash and cash equivalents, beginning
         of period                                            24,664,567              40,681
                                                            -------------        -----------
Cash and cash equivalents, end of period                    $ 26,668,949         $ 7,402,048
                                                            -------------        -----------
                                                            -------------        -----------


Supplemental disclosure of cash paid for:
Interest                                                    $         -          $     1,860
Income taxes                                                $         -          $        -
                                                            -------------        -----------

The accompanying notes are an integral part of these financial statements.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1   BASIS OF PRESENTATION

The financial information herein is unaudited, other than the Balance Sheet at December 31, 1999, which is derived from the audited financial statements.

The accompanying unaudited interim financial statements of NeoPharm, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, the changes in cash flows for the three month periods ended March 31, 2000 and 1999.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2   EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per share from continuing operations:

                                                            For the three months ended:
                                                            ---------------------------
                                                           March 31             March 31
                                                           2000                 1999
                                                           ---------            -------

Numerator:
  Net income from continuing operations                    $ 2,254,673          $ 4,160,719
                                                           -----------          -----------
                                                           -----------          -----------
Denominator:
  Denominator for basic income per share-weighted
  average shares                                            11,054,798            8,417,622

Effect of Dilutive securities:
  Stock options                                                868,511            1,358,294
  Warrant exercise                                              48,779            1,283,836
                                                           -----------          -----------

Dilutive potential common shares                               917,290            2,642,130
                                                           -----------          -----------
                                                           -----------          -----------

Denominator for diluted income per share-weighted
  Average shares and assumed conversions                    11,972,088           11,059,752
                                                           -----------          -----------
                                                           -----------          -----------

Basic income per share                                     $       .20          $       .49
                                                           -----------          -----------
                                                           -----------          -----------

Diluted income per share                                   $       .19          $       .38
                                                           -----------          -----------
                                                           -----------          -----------

NOTE 3   RELATED PARTY EXPENSES

         The following table provides further detail of the related party expenses reflected in the statement of operations:

                                                       For the three months ended:
                                                       ---------------------------
                                                       March 31,         March 31,
Related Party Expense Type                             2000              1999
                                                       --------          --------
Georgetown University       Research & Fees            $ 98,483          $800,000
Gail Salzberg               Consulting                    2,323            60,705
E.J. Financial Enterprises  Consulting                   31,250            31,250
E.J. Financial Enterprises  Direct Expenses               1,689             1,480
                                                       --------          --------
    Total research and development expenses             133,745           893,435

Option Care, Inc.Rent and Expenses                        8,191             9,256
                                                       --------          --------

    Total general and administrative expenses             8,191             9,256
                                                       --------          --------

  Total related party expenses                         $141,936          $902,691
                                                       --------          --------
                                                       --------          --------

Management believes that the terms of the related party transactions listed above were at fair market rates.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements made by NeoPharm Inc. ("we", "us", "our" or the "Company") in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by us or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development, approval by the Food and Drug Administration ("FDA") and foreign health authorities, and market acceptance of our products in development, our ability to further raise capital, our dependence on key personnel, and other factors referenced under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

OVERVIEW

         We are a biopharmaceutical company engaged in the research and development and commercialization of drugs for the treatment of various cancers. We currently have a portfolio of seven anti-cancer drugs, three of which are in clinical trials. We have built our drug portfolio based on our two novel proprietary technology platforms: a liposomal drug delivery platform and a tumor-targeting platform. In February 1999, we entered into a collaboration agreement with Pharmacia Corporation ("PNU"), to develop and commercialize our two leading products: liposome encapsulated doxorubicin, or LED, and liposome encapsulated paclitaxel, or LEP. In conjunction with PNU, we have initiated multi-center Phase II/III clinical trials of LEP for the treatment of a variety of cancers, including breast, ovarian and lung cancers, and we are currently conducting multi-center Phase II/III clinical trials for LED for the treatment of breast and prostate cancers.

         In addition to LEP and LED, we have five other products under development. Under our liposomal platform, we are preparing to file an investigational new drug application for LE-AON, our liposome encapsulated gene inhibitor for radiation resistant tumors, and we have initiated preclinical studies for liposomal encapsulated epirubicin, or LEE, and liposomal encapsulated mitoxantrone, or LEM. Under our tumor-targeting platform, we are currently in a Phase I/II clinical trial for IL13-PE38, a tumor-targeting product for the treatment of kidney cancer. In March 2000, we filed an investigational new drug application for our other tumor-targeting product, SS1 (ds Fv)-PE38, and we expect to commence Phase I/II clinical trials for SS1 (ds
Fv)-PE38 for the treatment of various cancers in the second quarter of 2000.

OUR PRODUCTS

We have utilized both our liposomal platform and our tumor-targeting platform to develop a group of novel anti-cancer products. Presently, we have three products in clinical trials and four in preclinical trials.


LIPOSOMAL PLATFORM

LIPOSOME ENCAPSULATED PACLITAXEL

PRODUCT DESCRIPTION. LEP is a liposome encapsulated formulation of the widely-used cancer drug, paclitaxel. Paclitaxel is marketed by Bristol-Myers Squibb Company under the trade name "Taxol(R)" and is used in the treatment of a number of tumors, including breast and lung cancer. Despite paclitaxel's wide use and its anti-tumor characteristics, its effectiveness is limited by its side effects, which can include nausea, vomiting, hair loss and nerve and muscle pain. The low solubility of paclitaxel necessitates formulation in a toxic mixture of castor oil and ethanol which requires premedication. In addition, paclitaxel must be infused over a period of at least three hours.

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

 DEVELOPMENT STATUS. We believe LEP is the first, and only, liposomal form of paclitaxel to enter clinical trials. We completed our Phase I clinical trials in March 2000. These Phase I trials, which involved 29 advanced stage cancer patients, confirmed that LEP could be administered at higher levels than paclitaxel is currently administered, with fewer side effects. Six patients have experienced tumor reductions greater than 35%. The tumors in eight other patients did not increase in size after 12 weeks, and in four of these eight patients, the tumors were still stable in size one year later. Some patients received significantly more cycles of LEP than can be given with unencapsulated paclitaxel, and no patients showed signs of the nerve and muscle pain commonly associated with paclitaxel. Two patients have received greater than 20 cycles of LEP. Most patients did not experience the hair loss or nausea often associated with paclitaxel treatment.

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

LIPOSOMAL ENCAPSULATED EPIRUBICIN

         Epirubicin is a drug that is widely used in Europe for the treatment of breast cancer and was recently introduced in the U.S. market by our collaborative partner, PNU. We have recently encapsulated epirubicin in our liposomes ("LEE") and intend to evaluate its properties as a treatment for breast cancer.

LIPOSOMAL ENCAPSULATED MITOXANTRONE

         We recently encapsulated mitoxantrone in our liposomes ("LEM"). Mitoxantrone is used for the treatment of prostate cancer and multiple sclerosis. We believe LEM will demonstrate a safety and efficacy advantage over unencapsulated mitoxantrone. Currently we are conducting preclinical studies to evaluate the profile of this drug.

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

DEVELOPMENT STATUS. In April 2000, we filed an investigational new drug application for SS1(dsFv)-PE38 for the treatment of certain common cancers and expect to commence Phase I/II clinical studies in ovarian cancer, lung cancer, and head and neck cancers in the second quarter of 2000. In preclinical studies, SS1(dsFv)-PE38 demonstrated very specific targeting to receptors for ovarian cancer and head and neck cancer and a high level of toxicity. Preclinical studies have shown a complete response rate in ovarian tumors.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999.

For the three months ended March 31, 2000, we received a $3,000,000 milestone payment from PNU for completion of Phase I/ beginning of Phase II clinical trials for LEP. We recorded a nonrefundable license fee of $9,000,000 for the same period in 1999 related to the licensing agreement with PNU for the development and commercialization of LEP and LED.

Research and development expense for the three months period ended March 31, 2000 were $652,826 compared to $1,500,434 for the same period in 1999. The overall reduction in research and development costs was the result of nonrecurring 1999 expenses associated with licensing of SS1(dsFv)-PE38 of approximately $256,000 and a sublicense fee paid to Georgetown of $800,000 coupled with increased spending in 2000 of approximately $208,000 primarily for the development of LEAON, SS1(dsFv)-PE38 and IL13-PE38.

General and administrative expenses for the three month period ended March 31, 2000 were $505,674 compared to $597,994 for the same period in 1999. The overall reduction in general and administrative expenses was a result of reduced professional fees of $92,000, a reduction in various other general and administrative expenses of approximately $47,300 coupled with an increase in franchise taxes of approximately $47,000. In the prior year period, we incurred additional professional fees and administrative expenses in completing our licensing agreement with PNU. The current year's increase in franchise taxes resulted from the increase in our capitalization due to the sale of shares to PNU and the conversion of our warrants into common stock following the calling for redemption of our warrants.

We generated interest income on excess cash balances of $413,173 and $35,007 for the three month periods ended March 31, 2000 and March 31, 1999 respectively.

We incurred $1,860 of interest expense for the three month period ended March 31, 1999. We incurred no interest expense during the current period.

We recorded income tax expense of $0 and $2,774,000 for the three month periods ended March 31, 2000 and March 31, 1999 respectively.

Net income for the three months ended March 31, 2000 was $2,254,673 compared to $4,160,719 for the three month period ended March 31, 1999. Net income per share for the three month period ended March 31, 2000 use $0.20 basic and $0.19 diluted compared to $0.49 basic and $0.38 diluted for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, we had $26,668,949 in cash and cash equivalents and net working capital of $26,452,982. We believe that our cash and equivalents should be adequate to fund our immediate needs. However, we can offer no assurances that additional funding will not be required in the foreseeable future. All excess cash has been invested in short-term investments.

Our assets at March 31, 2000 were $27,070,316 compared to $25,051,748 at December 31, 1999. This increase in assets was primarily due to an increase of cash and cash equivalents of approximately $2,004,000 as a result of cash generated by operating activities of approximately $1,845,000 and cash provided by financing activities of approximately $159,000. The cash generated by operating activities was primarily from the milestone payment received from PNU. The cash provided by financing activities resulted primarily from the exercise of stock options that were held by our consultants.

Our liabilities at March 31, 2000 decreased to approximately $557,000 from approximately $1,047,000 at December 31, 1999. This decrease was attributable to a decrease in trade payables of approximately $254,000 a decrease in accrued expenses of approximately $37,000 a decrease in accrued compensation of approximately $234,000 and an increase in obligations under research agreements of approximately $35,000.

We may seek to satisfy our future funding requirements through public or private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources. Additional financing may not be available when needed or on terms acceptable to us. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our research and development programs, relinquish rights to certain or our technologies, cancer drugs or products, or license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

PART II - OTHER INFORMATION

         Item 1.              Legal Proceedings                            None

         Item 2.              Changes in Securities                        None

         Item 3.              Defaults Upon Senior Securities              None

         Item 4.              Submission of Matters to a Vote
                              of Security-Holders                          None

         Item 5.              Other Information

         Effective with the opening of trading on April 14, 2000 shares of our common stock began trading on the Nasdaq National Market under the symbol "NEOL". Previously, shares of our Common Stock were traded on the American Stock Exchange under the symbol "NEO". The common stock was delisted from the American Stock Exchange effective as of April 14, 2000. In connection with the move to the Nasdaq National Market, we filed a Registration Statement on Form 8-A with the Securities and Exchange Commission registering our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934.

         Item 6.              Exhibits and Reports on Form 8-K             None

                                 SIGNATURE PAGE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             NEOPHARM, INC.

                                             By:      /s/  Kevin M. Harris
                                             ---------------------------------
                                                      Kevin M. Harris,
                                                      CHIEF FINANCIAL OFFICER
                                                      AND AUTHORIZED OFFICER

                                                      Date: May 15, 2000