Form 10-Q
period 2000-06-30
NEOPHARM INC
filed 2000-08-14
CIK 942788

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2000
                                       OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:


          Title of each class                      Number of shares outstanding
          -------------------                      ----------------------------
   Common Stock ($.0002145 par value)                      11,144,432

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)

                                                                     Page Number
                                                                     -----------

PART I.                Financial Information

          ITEM 1.      Financial Statements

                       Balance Sheets                                         3

                       Statement of Operations                                4

                       Statement of Cash Flows                                5

                       Notes to Financial Statements                          6


          ITEM 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    8

PART II.  Other Information                                                  14

SIGNATURE PAGE                                                               15


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEOPHARM, INC.
(A DELAWARE CORPORATION)
BALANCE SHEET
(Unaudited)

                                                                                              JUNE 30,       DECEMBER 31,
                                                                                               2000              1999
                                                                                           ------------      ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                                $ 25,296,283      $ 24,664,567
  Other receivables                                                                              49,079            76,007
  Tax refund receivable                                                                         126,000           126,000
  Prepaid expenses                                                                              357,059           118,800
                                                                                           ------------      ------------
         Total current assets                                                              $ 25,828,421      $ 24,985,374

Equipment and furniture
  Equipment                                                                                      87,004            85,447
  Furniture                                                                                      80,210            80,210
Less accumulated depreciation                                                                  (111,166)          (99,283)
                                                                                           ------------      ------------
         Total equipment and furniture, net                                                      56,048            66,374

         Total assets                                                                      $ 25,884,469      $ 25,051,748
                                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities:
    Obligations under research agreements                                                  $    148,333      $     68,333
    Accounts payable                                                                            176,569           567,357
    Accrued compensation                                                                        121,690           296,000
    Other accrued expenses                                                                       65,325           115,000
                                                                                           ------------      ------------
         Total current liabilities                                                              511,917      $  1,046,690
                                                                                           ------------      ------------



Stockholders' equity
  Common stock, $.0002145 par value;
    15,000,000 shares authorized:
    11,144,432 and 11,028,617 shares issued and
    outstanding, respectively                                                                     2,391             2,366
  Additional paid-in capital                                                                 26,119,645        25,709,261
  Accumulated deficit                                                                          (749,484)       (1,706,569)
                                                                                           ------------      ------------
         Total stockholders' equity                                                          25,372,552      $ 24,005,058
                                                                                           ------------      ------------
         Total liabilities and stockholders'
           equity                                                                          $ 25,884,469      $ 25,051,748
                                                                                           ============      ============

      The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION)
STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)


                                  THREE MONTHS                       SIX MONTHS
                                    JUNE 30,                           JUNE 30,
                             2000              1999              2000             1999
Revenues:
  Licensing Revenues       $       --         $      --      $  3,000,000     $  9,000,000
Expenses:
  Research and
   development                818,304           430,221         1,337,385        1,037,220
  General and
   administrative             706,526           494,007         1,204,009        1,082,745
  Related party
  expenses (Note 3)           166,644            95,019           308,580          997,710
                         ------------      ------------      ------------     ------------
    Total Expenses          1,691,474         1,019,247         2,849,974        3,117,675

Income/(loss)
 from operations           (1,691,474)       (1,019,247)          150,026        5,882,325

Interest income               393,886            63,588           807,059           98,595
Interest expense                    -               266                 -            2,126
                         ------------      ------------      ------------     ------------
Interest income - net         393,886            63,322           807,059           96,469

Net income/(loss)
 before income taxes       (1,297,588)         (955,925)          957,085        5,978,794
                         ------------      ------------      ------------     ------------

Income taxes                        -          (382,000)                -        2,392,000
                         ------------      ------------      ------------     ------------

Net Income/(loss)        $ (1,297,588)     $   (573,925)     $    957,085     $  3,586,794
                         ============      ============      ============     ============

Net Income (loss) per
share:
         Basic           $       (.12)     $      (0.07)     $       0.09     $       0.43
                         ============      ============      ============     ============

         Diluted         $       (.12)     $      (0.07)     $       0.08     $       0.31
                         ============      ============      ============     ============

Weighted average
shares outstanding:
         Basic             11,141,305         8,459,288        11,092,602        8,438,570
                         ============      ============      ============     ============

         Diluted           11,845,771        11,620,726        11,902,365       11,552,102
                         ============      ============      ============     ============


      The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)
STATEMENT OF CASH FLOWS
SIX  MONTHS ENDED JUNE 30, 2000 AND 1999
(Unaudited)


                                                  JUNE 30,          JUNE 30,

                                                   2000               1999
                                                   ----               ----
Cash flows used in operating activities:
  Net income                                  $    957,085      $  3,586,794
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                     11,883            18,000
  Deferred income taxes                                 --         2,317,000
  Compensation expense from non-employee
         stock options                             157,112                --
  Restricted stock grants in lieu of
         cash compensation                          49,610                --
  Increase in other assets                        (211,331)         (195,137)
  (Decrease)/Increase in accounts
    payable and accrued liabilities               (534,773)           99,391
                                              ------------      ------------

Net cash provided by
operating activities                               429,586         5,826,048
                                              ------------      ------------

Cash flows used in investing activities:
  Purchase of equipment and furniture               (1,557)           (2,757)
                                              ------------      ------------

Net cash used in investing activities               (1,557)           (2,757)
                                              ------------      ------------

Cash flows from financing activities:

  Proceeds from issuance of common stock           203,687           183,750
  Proceeds from exercise of warrants, net               --           171,790
  Cashless exercise of warrants, charge         (1,844,314)       (1,074,208)
  Cashless exercise of warrants, proceeds        1,844,314         1,074,208
                                              ------------      ------------

Net cash and cash equivalents
provided by financing activities                   203,687           355,540
                                              ------------      ------------

Net increase in cash                               631,716         6,178,831
Cash and cash equivalents, beginning
         of period                              24,664,567            40,681
                                              ------------      ------------
Cash and cash equivalents, end of period        25,296,283         6,219,512
                                              ============      ============
Supplemental disclosure of cash paid for:
  Interest                                   $          --      $      2,126
  Income taxes                                          --            75,000


The accompanying notes are an integral part of these financial statements.

                                 NEOPHARM, INC.
                            (A DELAWARE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1   BASIS OF PRESENTATION

The financial information herein is unaudited, other than the Balance Sheet at December 31, 1999, which is derived from the audited financial statements.

The accompanying unaudited statements of NeoPharm, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999 and the changes in cash flows for the three month and six month periods ended June 30, 2000 and 1999.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2  EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per share from continuing operations:

                                                                For the three months ended:         For the six months ended:
                                                                ---------------------------         -------------------------
                                                                 June 30,          June 30          June 30,         June 30
                                                                  2000              1999              2000             1999
Numerator:
  Net income (loss) from continuing operations               $ (1,297,588)     $   (573,925)     $    957,085     $  3,586,794
                                                             ============      ============      ============     ============

Denominator:
  Denominator for basic income (loss) per share-weighted
  average shares                                               11,141,305         8,459,288        11,092,602        8,438,570

Effect of dilutive securities:
  Stock options                                                   704,466         1,783,888           786,293        1,777,595
  Warrant exercise                                                     --         1,377,550            23,470        1,335,937
                                                             ------------      ------------      ------------     ------------

Dilutive potential common shares                               11,845,771        11,620,726        11,902,365       11,552,102
                                                             ============      ============      ============     ============

Denominator for diluted income (loss) per share-weighted average shares and assumed conversions

Basic income (loss) per share                                $       (.12)     $       (.07)     $        .09     $        .43
                                                             ============      ============      ============     ============
Diluted income (loss) per share                              $       (.12)     $       (.07)     $        .08     $        .31
                                                             ============      ============      ============     ============


NOTE 3   RELATED PARTY EXPENSES

         The following table provides further detail of the related party expenses reflected in the statement of operations:

                                                              Three Months              Six Months
                                                                June 30,                 June 30,

Related Party                          Expense Type         2000         1999         2000         1999
                                       ------------     --------     --------     --------     --------
Unicorn Pharma Consulting, Inc.         Consulting         5,000       $    -     $  5,000     $      -
Georgetown University                Research & Fees     118,750       54,098      217,233      854,098
Gail Salzberg                           Consulting             -            -        2,323       60,705
E.J. Financial Enterprises              Consulting        31,250       31,250       62,500       62,500
E.J. Financial Enterprises           Direct Expenses       3,251        1,323        4,940        2,803
                                                        --------     --------     --------     --------
    Total research and development
      expenses                                           158,251       86,671      291,996      980,106

Option Care, Inc.                   Rent and Expenses      8,393        8,348       16,584       17,604
                                                        --------     --------     --------     --------

    Total general and
      administrative expenses                              8,393        8,348       16,584       17,604
                                                        --------     --------     --------     --------

  Total related party expenses                          $166,644     $ 95,019     $308,580     $997,710
                                                        ========     ========     ========     ========


Management believes that the terms of the related party transactions listed above were at fair market rates.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements made by NeoPharm Inc. ("we", "us", "our", or the
"Company") in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development, approval by the Food and Drug Administration ("FDA") and foreign health authorities, and market acceptance of the Company's products in development, the Company's ability to further raise capital, the Company's dependence on key personnel, and other factors referenced under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

OVERVIEW

         We are a biopharmaceutical company engaged in the research and development and commercialization of drugs for the treatment of various cancers. We currently have a portfolio of seven anti-cancer drugs, three of which are in clinical trials. We have built our drug portfolio based on our two novel proprietary technology platforms: a liposomal drug delivery platform and a tumor-targeting platform. In February 1999, we entered into a collaboration agreement with Pharmacia Corporation ("PNU"), to develop and commercialize two of our products: liposomal encapsulated doxorubicin, or LED, and liposomal encapsulated paclitaxel, or LEP. In conjunction with PNU we have initiated multi-center Phase II/III clinical trials of LEP for the treatment of a variety of cancers, including breast, ovarian and lung cancers, and we are currently conducting multi-center Phase II/III clinical trials for LED for the treatment of breast and prostate cancers.

         In addition to LEP and LED, we have five other products under development. Under our liposomal platform, we filed an investigational new drug application in July, 2000 for LE-AON, our liposomal encapsulated gene inhibitor for radiation resistant tumors, and we have initiated preclinical studies for liposomal encapsulated epirubicin, or LEE, and liposomal encapsulated mitoxantrone, or LEM. Under our tumor-targeting platform, we are currently in a Phase I/II clinical trial for IL13-PE38, a tumor-targeting product for the treatment of kidney cancer. Additionally, we filed an investigational new drug application for IL13-PE38 for the treatment of glioblastoma and expect to commence Phase I/II clinical trials in the third quarter of 2000. We filed an investigational new drug application for our other tumor-targeting product, SS1 (ds Fv)-PE38, and we expect to commence Phase I/II clinical trials for SS1 (ds Fv)-PE38 for the treatment of various cancers in the third quarter of 2000.

OUR PRODUCTS

We have utilized both our liposomal platform and our tumor-targeting platform to develop a group of novel anti-cancer products. Presently, we have three products in clinical trials and four in preclinical trials.

LIPOSOMAL PLATFORM

LIPOSOMAL ENCAPSULATED PACLITAXEL

PRODUCT DESCRIPTION. LEP is a liposomal encapsulated formulation of the widely-used cancer drug, paclitaxel. Paclitaxel is marketed by Bristol-Myers Squibb Company under the trade name "Taxol-Registered Trademark-" and is used in the treatment of a number of tumors, including breast and lung cancer. Despite paclitaxel's wide use and its anti-tumor characteristics, its effectiveness is limited by its side effects, which can include nausea, vomiting, hair loss and nerve and muscle pain. The low solubility of paclitaxel necessitates formulation in a toxic mixture of castor oil and ethanol which requires premedication. In addition, paclitaxel must be infused over a period of at least three hours.

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

LIPOSOMAL ENCAPSULATED DOXORUBICIN

PRODUCT DESCRIPTION. LED is a liposomal encapsulated formulation of the widely used cancer drug, doxorubicin. Doxorubicin is used to treat a number of cancers including solid tumors and leukemia, a form of blood cancer. Though effective in treating these and other cancers, doxorubicin may produce irreversible heart damage. The risk of heart failure increases with increasing total cumulative doses of doxorubicin. Doxorubicin also causes suppression of white blood cell production, which may be dose limiting, and produces side effects such as nausea, vomiting and hair loss. As we have done with LEP, we have diminished these side effects by encapsulating doxorubicin using synthetic cardiolipin. Since doxorubicin has a positive charge and cardiolipin has a negative charge, cardiolipin combines with the doxorubicin to form a stable product that can be freeze dried and easily reconstituted. We believe LED, unlike other liposomal doxorubicin products currently available, will, because of its formulation with cardiolipin, overcome the resistance to cancer drugs developed by cells which have been exposed to several rounds of chemotherapy and will be easier to manufacture.

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

LIPOSOMAL ENCAPSULATED ANTISENSE OLIGONUCLEOTIDES

PRODUCT DESCRIPTION. We have developed a liposomal encapsulated antisense cRaf oligonucleotide, LE-AON, which we believe inhibits the expression of the cRaf protein and thus may have potential to enhance the effectiveness of radiation in the treatment of certain cancers. cRaf is a protein which is expressed at higher levels in cancer cells which are resistant to radiation therapy than in healthy cells. By inhibiting expression of this gene, the cell becomes more susceptible to radiation therapy. Our liposomes provide a non-viral method of delivering the gene inhibitor into the cell. An additional advantage of LE-AON is that it can be administered intravenously and is relatively easy to manufacture.

DEVELOPMENT STATUS. We have completed preclinical studies of LE-AON which were designed to enable us to undertake a Phase I clinical trial. In our preclinical studies, intravenous administration of LE-AON inhibited cRaf gene expression in tumor tissue. When LE-AON was given in combination with radiation treatment, tumor regression for at least 27 days was observed. We filed an investigational new drug application for LE-AON in July, 2000, and expect to commence Phase I/II clinical trials for LE-AON late in the third quarter of 2000.

LIPOSOMAL ENCAPSULATED EPIRUBICIN

         Epirubicin is a drug that is widely used in Europe for the treatment of breast cancer and was recently introduced in the U.S. market by our collaborative partner, PNU. We have recently encapsulated epirubicin in our liposomes and are continuing to evaluate its properties as a treatment for breast cancer.

LIPOSOMAL ENCAPSULATED MITOXANTRONE

         We recently encapsulated mitoxantrone in our liposomes. Mitoxantrone is used for the treatment of prostate cancer and multiple sclerosis. We believe LEM will demonstrate a safety and efficacy advantage over unencapsulated mitoxantrone. Currently we are continuing preclinical studies to evaluate the profile of this drug.

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

DEVELOPMENT STATUS. In preclinical studies, IL13-PE38 has demonstrated tumor regression in a number of cancers. We filed an investigational new drug application for IL13-PE38 for the treatment of kidney cancer in June 1999 and entered Phase I/II clinical trials in October 1999 for this indication. We filed an investigational new drug application for brain cancer in March 2000 and anticipate beginning Phase I/II clinical trials for brain cancer in the third quarter of 2000.

SS1 (DS FV)-PE38

PRODUCT DESCRIPTION. SS1 (ds Fv)-PE38 links the cytotoxin PE38 to the antibody SS1 (ds Fv). As is the case with IL13, SS1 (ds Fv) targets specific receptors on cancer cells and delivers the cytotoxin directly to the cancer cells without effecting healthy cells. In March 1999, we executed a worldwide exclusive licensing agreement with the NIH giving us rights to develop and commercialize SS1 (ds Fv)-PE38. We also entered into a cooperative research and development agreement with the NIH for the clinical and commercial development of SS1 (ds
Fv)-PE38 as an anti-cancer agent.

DEVELOPMENT STATUS. In April 2000, we filed an investigational new drug application for SS1 (ds Fv)-PE38 for the treatment of certain common cancers and expect to commence Phase I/II clinical studies in ovarian cancer, lung cancer, and head and neck cancers in the third quarter of 2000. In preclinical studies, SS1 (ds Fv)-PE38 demonstrated very specific targeting to receptors for ovarian, esophageal, cervical and head and neck cancers and provided a high level of cytotoxicity in the cancer cells. Preclinical studies have shown a complete response rate in ovarian tumors.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AND THREE MONTHS ENDED JUNE 30, 1999.

The Company recorded no revenue for the three month periods ended June 30, 2000 and June 30, 1999.

Research and development expense for the three month period ended June 30, 2000 was $976,555 compared to $516,892 for the same period in 1999. The overall increase in research and development costs was the result of increased consulting expenses of approximately $93,000 and other research expenses of approximately $367,000 related primarily to the pre-clinical development of LE-AON, IL13-PE38 and SS1 (ds Fv) PE38.

General and administrative expenses for the three month period ended June 30 2000 were $714,919 compared to $502,355 for the same period in 1999. The overall increase in general and administrative expenses was a result of increased consulting and compensation expenses of approximately $83,000, increased insurance costs of approximately $27,000 and increased professional fees and other miscellaneous of expenses approximately $103,000.

We generated interest income on excess cash balances of $393,886 and $63,588 for the three month periods ended June 30, 2000 and June 30, 1999 respectively.

We incurred no interest expense for the three month period ended June 30, 2000 and $266 for the three month period ended June 30, 1999.

We recorded no income tax expense or benefit for the current period ended June 30, 2000 and a tax benefit of $382,000 for the period ended June 30, 1999.

The net loss for the three months ended June 30, 2000 was $1,297,588 compared to a net loss of $573,925 for the three month period ended June 30, 1999. Net loss per share for the three month period ended June 30, 2000 was $0.12 basic and diluted compared to a net loss per share of $0.07 basic and diluted for the three months ended June 30, 1999.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND
SIX MONTHS ENDED JUNE 30, 1999.

For the six month period ended June 30, 2000, we recorded $3,000,000 in milestones payments from PNU for completion of Phase I/ beginning of Phase II clinical trials for LEP. We recorded a nonrefundable license fee of $9,000,000 for the same period in 1999 related to the licensing agreement with PNU for the development and commercialization of LEP and LED.

Research and development expense for the six month period ended June 30, 2000 was $1,629,381 compared to $2,017,326 for the same period in 1999. The overall reduction in research and development costs was the result of nonrecurring 1999 expenses associated with licensing of SS1 (ds Fv)-PE38 of approximately $256,000 and a sublicense fee paid to Georgetown of $800,000 coupled with increased spending in 2000 of approximately $668,000 related primarily to the pre-clinical development of LE-AON, IL13-PE38 and SS1 (ds Fv)-PE38.

General and administrative expenses for the six month period ended June 30, 2000 were $1,220,593 compared to $1,100,349 for the same period in 1999. The overall increase in general and administrative expenses was the result of reduced professional fees and various other general and administrative expenses of $36,300 coupled with an increase in franchise taxes of approximately $47,000 an increase in consulting and compensation expense of approximately $83,000 and an increase in insurance costs of approximately $27,000. In the prior year period, we incurred additional professional fees and administrative expenses in completing our license agreement with PNU. The current year's increase in franchise taxes resulted from the increase in our capitalization due to the sale of shares to PNU and the conversion of our warrants into common stock following the calling for redemption of our warrants.

We generated interest income on excess cash balances of $807,059 and $98,595 for the six month periods ended June 30, 2000 and June 30, 1999.

We incurred interest expense of $0 and $2,126 for the six month periods ended June 30, 2000 and June 30, 1999, respectively.

We recorded no income tax expense or benefit for the period ended June 30, 2000 composed to income tax expense of $2,392,000 for the period ended June 30, 1999.

The net income for the six month period ended June 30, 2000 was $957,085 compared to $3,586,794 for the six month period ended June 30, 1999. Net income per share for the six month period ended June 30, 2000 was $0.09 basic and $0.08 diluted compared to net income per share of $0.43 basic and $0.31 dilated for the six month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 2000, we had $25,296,283 in cash and cash equivalents and net working capital of $25,316,504. We believe that our cash and cash equivalents should be adequate to fund our immediate needs. However, we can offer no assurances that additional funding will not be required in the foreseeable future. All excess cash has been invested in short-term investments.

Our assets at June 2000, were $25,884,469 compared to $25,051,748 at December 31, 1999. This increase in assets was primarily due to an increase of cash and cash equivalents of approximately $632,000 as a result of cash generated by operating activities of approximately $430,000, cash provided by financing activities of approximately $204,000 and cash used in investing activities of approximately $2,000. The cash generated by operating activities was primarily from the milestone payment received from PNU. The cash provided by financing activities resulted primarily from the exercise of stock options that were held by consultants to the Company.

Our liabilities at June 30, 2000 decreased to approximately $512,000 from approximately $1,047,000 at December 31, 1999. This decrease was attributable to a decrease in trade payables of approximately $391,000 a decrease in accrued expenses of approximately $50,000 a decrease in accrued compensation of approximately $174,000 and an increase in obligations under research agreements of approximately $80,000.

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

         Item 1.        Legal Proceedings                                   None

         Item 2.        Changes in Securities                               None

         Item 3.        Defaults Upon Senior Securities                     None

         Item 4.        Submission of Matters to a Vote
                        of Security-Holders                                 None

On June 8, 2000, the Company held its annual meeting of Stockholders for the purpose of electing 6 directors to serve until the 2001 Annual Meeting of Stockholders.

         With respect to the election for directors, the votes were as follows:


                             VOTES FOR                  VOTES AGAINST              VOTES WITHHELD
                             ---------                  -------------              --------------

John N. Kapoor                 10,565,253                      0                        2,208
James M. Hussey                10,565,253                      0                        2,208
Matthew P. Rogan               10,565,103                      0                        2,358
Kaveh T. Safavi                10,565,103                      0                        2,358
Sander A. Flaum                10,565,253                      0                        2,208
Erick E. Hanson                10,565,253                      0                        2,208


         Item 5.        Other Information                                   None

         Item 6.        Exhibits and Reports on Form 8-K

                        Exhibit 10.01  Consulting Agreement

                        Exhibit 27     Financial Data Schedule

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

                                          NEOPHARM, INC.

                                          By:      /s/  Kevin M. Harris
                                          ---------------------------------
                                                   Kevin M. Harris,
                                                   CHIEF FINANCIAL OFFICER
                                                   AND AUTHORIZED OFFICER

                                                   Date: August 11, 2000
                                                        ----------------