Form 10-Q
period 2000-09-30
NEOPHARM INC
filed 2000-11-14
CIK 942788

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 33-90516

NEOPHARM, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware (State or other jurisdiction of incorporation or organization)	51-0327886 (I.R.S. Employer Identification Number)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	14,168,980

NEOPHARM, INC.
(A DELAWARE CORPORATION)

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEOPHARM, INC.
(A DELAWARE CORPORATION)

BALANCE SHEET

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124,493,765	$24,664,567
Other receivables	26,668	76,007
Tax refund receivable	126,000	126,000
Prepaid expenses	295,720	118,800

Total current assets	$124,942,153	$24,985,374
Equipment and furniture
Equipment	113,072	85,447
Furniture	85,372	80,210
Less accumulated depreciation	(121,570)	(99,283)

Total equipment and furniture, net	76,874	66,374
Total assets	$125,019,027	$25,051,748

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities:
Obligations under research agreements	$173,333	$68,333
Accounts payable	272,997	567,357
Accrued compensation	169,836	296,000
Other accrued expenses	277,885	115,000

Total current liabilities	$894,051	$1,046,690

Stockholders' equity
Common stock, $.0002145 par value; 25,000,000 shares authorized:
14,168,980 and 11,028,617 shares issued and outstanding, respectively (Note 4)	3,040	2,366
Additional paid-in capital (Note 4)	126,035,215	25,709,261
Accumulated deficit	(1,913,279)	(1,706,569)

Total stockholders' equity	124,124,976	$24,005,058

Total liabilities and stockholders' equity	$125,019,027	$25,051,748

The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)

	Three Months September 30,		Nine Months September 30,
	2000	1999	2000	1999
Revenues:
Licensing Revenues	$—	$2,000,000	$3,000,000	$11,000,000
Expenses:
Research and development	594,626	398,651	2,037,517	1,386,964
General and administrative	679,109	493,257	1,907,965	1,601,811
Related party expenses (Note 3)	292,636	177,252	470,863	1,198,060

Total Expenses	1,566,371	1,069,160	4,416,345	4,186,835
Income/(loss) from operations	(1,566,371)	930,840	(1,416,345)	6,813,165
Interest income	402,574	232,397	1,209,633	330,991
Interest expense	—	—	—	2,125

Interest income—net	402,574	232,397	1,209,633	328,866
Net income/(loss) before income taxes	(1,163,797)	1,163,237	(206,712)	7,142,031

Income taxes	—	465,000	—	2,857,000

Net Income/(loss)	$(1,163,797)	$698,237	$(206,712)	$4,285,031

Net Income (loss) per share:
Basic	$(.10)	$0.07	$(0.02)	$0.47

Diluted	$(.10)	$0.06	$(0.02)	$0.38

Weighted average shares outstanding:
Basic	11,181,916	10,359,936	11,126,210	9,086,064

Diluted	12,095,398	11,491,752	12,001,685	11,279,475

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)

	September 30, 2000	September 30, 1999
Cash flows used in operating activities:
Net income/(loss)	$(206,712)	$4,285,031
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	22,288	27,000
Deferred income taxes	—	2,732,000
Compensation expense from non-employee stock options	235,668	—
Restricted stock grants in lieu of cash compensation	66,540	—
Increase in other assets	(127,581)	(53,253)
Decrease in accounts payable and accrued liabilities	(152,639)	(8,589)

Net cash (used in)/provided by operating activities	(162,436)	6,982,189

Cash flows used in investing activities:
Purchase of equipment and furniture	(32,789)	(3,170)

Net cash used in investing activities	(32,789)	(3,170)

Cash flows from financing activities:
Proceeds from issuance of common stock (Note 4)	100,024,423	9,460,777
Proceeds from exercise of warrants, net	—	9,074,385

Net cash and cash equivalents provided by financing activities	100,024,423	18,535,162

Net increase in cash	99,829,198	25,514,181
Cash and cash equivalents, beginning of period	24,664,567	40,681

Cash and cash equivalents, end of period	124,493,765	25,554,862

Supplemental disclosure of cash paid for:
Interest	$—	$2,126
Income taxes	—	125,000

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

NOTE 1 BASIS OF PRESENTATION

    The financial information herein is unaudited, other than the Balance Sheet at December 31, 1999, which is derived from the audited financial statements.

    The accompanying unaudited statements of NeoPharm, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999 and the changes in cash flows for the nine months ended September 30, 2000 and 1999.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 EARNINGS PER SHARE

    The following table sets forth the computation of the basic and diluted earnings per share from continuing operations:

	For the three months ended:		For the nine months ended:
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Numerator:
Net income (loss) from continuing operations	$(1,163,797)	$698,237	$(206,712)	$4,285,031

Denominator:
Denominator for basic income (loss) per share-weighted average shares	11,181,916	10,359,936	11,126,210	9,086,064
Effect of dilutive securities:
Stock options	913,482	783,389	859,264	871,272
Warrant exercise	—	348,427	16,211	1,322,139

Dilutive potential common shares	12,095,398	11,491,752	12,001,685	11,279,475

Denominator for diluted income (loss) per share-weighted average shares and assumed conversions
Basic income (loss) per share	$(.10)	$.07	$(.02)	$.47

Diluted income (loss) per share	$(.10)	$.06	$(.02)	$.38

NOTE 3 RELATED PARTY EXPENSES

    The following table provides further detail of the related party expenses reflected in the statement of operations:

		Three months September 30,		Nine Months September 30,
Related Party	Expense Type	2000	1999	2000	1999
Unicorn Pharma Consulting, Inc.	Consulting	75,883	$—	$80,883	$—
Georgetown University	Research & Fees	171,875	71,250	284,375	925,348
Gail Salzberg	Consulting	774	65,047	3,097	174,659
E.J. Financial Enterprises	Consulting	31,250	31,250	93,750	93,750
E.J. Financial Enterprises	Direct Expenses	4,592	1,500	9,532	4,303

Total research and development expenses		284,374	169,047	471,637	1,198,060
Option Care, Inc.	Rent and Expenses	8,262	8,205	24,846	24,702

Total general and administrative expenses		8,262	8,205	24,846	24,702

Total related party expenses		$292,636	$177,252	$496,483	$1,222,762

    Management believes that the terms of the related party transactions listed above were at fair market rates.

NOTE 4 PROCEEDS FROM STOCK OFFERING

    On September 29, 2000, the Company sold 3,000,000 shares of its common stock at a price of $33.37 per share, net of underwriting discounts and commissions, but before expenses, and received aggregate net proceeds of $100,110,000. The shares were sold in a public underwritten offering pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission on August 26, 2000, and declared effective on September 25, 2000 (Reg. No. 333-44396).

    Subsequent to the close of the third quarter, on October 10, 2000, the Company sold 480,000 shares of its common stock at a price of $33.37 per share, net of underwriting discounts and commissions, but before expenses, and received aggregate net proceeds of $16,017,600. The shares were sold pursuant to an over-allotment option granted to the underwriters of the Company's public offering of 3,000,000 shares on September 29, 2000.

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

OVERVIEW

    We are a biopharmaceutical company engaged in the research and development and commercialization of drugs for the treatment of various cancers. We currently have a portfolio of seven anti-cancer drugs, three of which are in clinical trials. We have built our drug portfolio based on our two novel proprietary technology platforms: an electrostatic liposomal drug delivery platform and a tumor-targeting fusion protein platform. In February 1999, we entered into a collaboration agreement with Pharmacia Corporation ("Pharmacia"), to develop and commercialize two of our products: liposomal encapsulated doxorubicin, or LED, and liposomal encapsulated paclitaxel, or LEP. Pharmacia is currently conducting multi-center Phase II/III clinical trials of LEP for the treatment of a variety of solid tumor cancers, and multi-center Phase II/III clinical trials for LED for the treatment of breast and prostate cancers.

    In addition to LEP and LED, we have five other products under development. Under our electrostatic liposomal platform, we filed an investigational new drug application in July, 2000 for LE-AON, our liposomal encapsulated gene inhibitor for radiation resistant tumors, and we have initiated preclinical studies for liposomal encapsulated epirubicin, or LEE, and liposomal encapsulated mitoxantrone, or LEM. Under our tumor-targeting fusion protein platform, we are currently in a Phase I/II clinical trial for IL13-PE38, a tumor-targeting product for the treatment of kidney cancer. Additionally, we filed an investigational new drug application for IL13-PE38 in March 2000 for the treatment of glioblastoma and expect to commence Phase I/II clinical trials in the fourth quarter of 2000. In March 2000 we filed an investigational new drug application for our other tumor-targeting product, SS1 (ds Fv)-PE38, and we expect to commence Phase I/II clinical trials for SS1 (ds Fv)-PE38 for the treatment of various cancers in the fourth quarter of 2000.

OUR PRODUCTS

    We have utilized both our electrostatic liposomal drug delivery platform and our tumor-targeting platform to develop a group of novel anti-cancer products. Presently, we have three Products in clinical trials and four in preclinical trials.

ELECTROSTATIC LIPOSOMAL DRUG DELIVERY PLATFORM

Liposomal Encapsulated Paclitaxel

    Product Description.  LEP is a liposomal encapsulated formulation of the widely-used cancer drug, paclitaxel. Paclitaxel is marketed by Bristol-Myers Squibb Company under the trade name "Taxol®" and is used in the treatment of a number of tumors, including breast, ovarian and lung cancer. Despite paclitaxel's wide use and its anti-tumor characteristics, its effectiveness is limited by its side effects, which can include nausea, vomiting, hair loss and nerve and muscle pain. Because of the chemical characteristics of paclitaxel, it cannot be introduced into the body unless it is first formulated in a toxic mixture of castor oil and ethanol which requires premedication of the patient. In addition, paclitaxel must be infused over a period of at least three hours.

    We believe our technology may overcome many of the current limitations of paclitaxel by utilizing cardiolipin, a naturally occurring negatively charged lipid found in cardiac tissue, to increase the solubility of paclitaxel. We have been able to standardize the preparation of cardiolipin through the development of a proprietary form of synthetic cardiolipin. Using cardiolipin eliminates the need for administration of castor oil and ethanol and reduces the need for the accompanying premedication. Since paclitaxel has a positive charge and cardiolipin has a negative charge, cardiolipin electrostatically combines with the paclitaxel to form a stable product that can be freeze dried and easily reconstituted. Based on preclinical studies, we believe another potential advantage of LEP may be the ability of cardiolipin to overcome multi-drug resistance, which is the resistance to cancer drugs developed by cells which have been exposed to several rounds of chemotherapy. As a result, we may be able to significantly increase the effectiveness of LEP against tumors, thereby maximizing the killing of otherwise resistant cells.

    Development Status.  LEP is being developed for various solid tumors. We believe LEP is the first, and only, liposomal form of paclitaxel to enter clinical trials. Enrollment of patients in our Phase I/II clinical trials for LEP was completed in April 2000. These Phase I/II trials involved the treatment of 31 cancer patients, none of whom were then responding to other forms of treatment. Our Phase I/II trials have provided evidence that LEP may be able to be administered at higher levels than paclitaxel is currently administered, with fewer side effects. Although not designed to measure efficacy, six patients in the Phase I/II trial experienced tumor reductions greater than 35%. The tumors in twelve other patients did not increase in size after 12 weeks, and in four of these twelve patients, the tumors were still stable in size one year later. Some patients received significantly more cycles of LEP than can be given with unencapsulated paclitaxel, including two patients who received greater than 30 cycles of LEP. None of the patients showed signs of the nerve and muscle pain commonly associated with paclitaxel, and most patients did not experience the hair loss or nausea often associated with paclitaxel treatment.

    Currently, our collaboration partner, Pharmacia, is initiating large scale multi-center, multinational Phase II/III clinical trials. These Phase II/III trials will assess LEP as both a single and combination therapy for a variety of solid tumors to determine its safety and efficacy.

Liposomal Encapsulated Doxorubicin

    Product Description.  LED is a liposomal encapsulated formulation of the widely used cancer drug, doxorubicin. Doxorubicin is used to treat a number of cancers including solid tumors and leukemia, a form of blood cancer. Though effective in treating these and other cancers, doxorubicin may produce irreversible heart damage. The risk of heart failure increases with increasing total doses of doxorubicin. Doxorubicin also causes suppression of white blood cell production, which may limit the dose that may be administered, and produces side effects such as nausea, vomiting and hair loss. Clinical results to date suggest that LED may reduce these side effects. In addition, since doxorubicin has a positive charge and cardiolipin has a negative charge, cardiolipin electrostatically binds to the doxorubicin to form a stable product that can be freeze dried and easily reconstituted. We believe LED, unlike other liposomal doxorubicin products currently available, may reduce multi-drug resistance and be easier to manufacture because of its formulation with cardiolipin.

    Development Status.  We intend to develop LED for breast, prostate and blood cancers. We completed a Phase I/II trial in May 1998, which provided evidence that LED demonstrated lower toxicity when compared to unencapsulated doxorubicin and could be given at approximately double the current standard dose for doxorubicin. In June 1998, Phase II clinical trials for the treatment of advanced prostate cancer in 10 patients were initiated. After four rounds of treatment, the level of prostate specific antigen, an indicator of the extent of disease progression, decreased by greater than 35% in two patients and stabilized in two other patients. These four patients reported a significant reduction in pain. Pharmacia is currently conducting multi-center Phase II/III clinical trials of LED.

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

    Development Status.  We intend to develop LE-AON as a treatment for radiation resistant tumors. In our preclinical studies, intravenous administration of LE-AON appeared to inhibit cRaf gene expression in tumor tissue. When LE-AON was given in combination with radiation treatment, tumor regression for at least 27 days was observed. We filed an investigational new drug application for LE-AON for patients with radiation resistant solid tumors in July 2000, and expect to begin Phase I/II clinical trials for LE-AON late in the fourth quarter of 2000.

Liposomal Encapsulated Epirubicin

    Epirubicin is a drug that is widely used in Europe for the treatment of breast cancer and was recently introduced in the U.S. market by our collaborative partner, Pharmacia. We believe LEE will demonstrate a safety and efficacy advantage over unencapsulated epirubicin. We have recently encapsulated epirubicin in our liposomes and intend to evaluate its properties as a treatment for breast cancer. We are currently conducting preclinical studies to evaluate the profile of this drug.

Liposomal Encapsulated Mitoxantrone

    We recently encapsulated mitoxantrone in our liposomes. Mitoxantrone is used for the treatment of prostate cancer and multiple sclerosis. We believe LEM will demonstrate a safety and efficacy advantage over unencapsulated mitoxantrone. Currently we are continuing preclinical studies to evaluate the profile of this drug.

TUMOR-TARGETING FUSION PROTEIN PLATFORM

IL13-PE38

    Product Description.  IL13-PE38 is a tumor-targeting agent we are developing for the treatment of kidney and brain cancers. Research by scientists at the FDA and the NIH has demonstrated that some solid tumors express higher numbers of IL13 receptors on their cell surfaces in comparison with healthy cells. IL13-PE38 links the cytotoxin PE38 to the tumor-targeting agent IL13. When administered, IL13-PE38 is expected to target the IL13 receptors, thereby killing the tumor cells with minimal damage to the healthy cells.

    In September 1997, we entered into an exclusive worldwide licensing agreement with the FDA and the NIH giving us rights to develop and commercialize IL13-PE38. We also entered into a cooperative research and development agreement with the FDA for the clinical and commercial development of IL13-PE38 as an anti-cancer agent. We believe this is the first collaboration between the FDA and a biopharmaceutical company.

    Development Status.  We are evaluating IL13-PE38 as a treatment for kidney and brain cancers. In preclinical studies, IL13-PE38 has provided evidence of tumor regression in a number of cancers, which suggests the potential for a favorable toxicity profile. We filed an investigational new drug application for IL13-PE38 in June 1999 for the treatment of refractory kidney cancer and entered Phase I/II clinical trials in October 1999 for this indication. In our Phase I/II clinical trials we determined the maximum tolerated dose and schedule and we are currently working to establish the proper dosage level and schedule. We filed an investigational new drug application in March 2000 for brain cancer and anticipate beginning Phase I/II clinical trials for brain cancer in the fourth quarter of 2000.

SS1 (DS FV)-PE38

    Product Description.  SS1 (ds Fv)-PE38 links the cytotoxin PE38 to the antibody SS1 (ds Fv). As is the case with IL13, SS1 (ds Fv) targets specific receptors on cancer cells and delivers the cytotoxin directly to the cancer cells with minimal effect on healthy cells. In March 1999, we executed a worldwide exclusive licensing agreement with the NIH giving us rights to develop and commercialize SS1 (ds Fv)-PE38. We also entered into a cooperative research and development agreement with the NIH for the clinical and commercial development of SS1 (ds Fv)-PE38 as an anti-cancer agent.

    Development Status.  We are evaluating SS1 (ds Fv)-PE38 as a treatment for ovarian cancer, head and neck cancer and mesothelioma, a type of lung cancer. In March 2000, we filed an investigational new drug application for SS1 (ds Fv)-PE38 for the treatment of certain common cancers and expect to commence Phase I/II clinical studies in ovarian cancer, mesothelioma, and head and neck cancers in the fourth quarter of 2000. In preclinical studies, SS1 (ds Fv)-PE38 demonstrated very specific targeting to receptors for ovarian cancer and head and neck cancers and a high level of tumor toxicity. Preclinical studies demonstrated a high rate of response in ovarian tumors.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2000 AND THREE MONTHS ENDED SEPTEMBER 30, 1999.

    The Company recorded no revenue for the three month period ended September 30, 2000. During the three month period ended September 30, 1999, the Company recorded $2,000,000 of licensing revenue related to the licensing agreement with Pharmacia.

    Research and development expense for the three month period ended September 30, 2000 was $879,000 compared to $567,698 for the same period in 1999. The overall increase in research and development costs was the result of increases in consulting expenses of approximately $164,000 and other research expenses of approximately $147,000 related primarily to the pre-clinical development of LE-AON, IL13-PE38, SS1 (ds Fv)-PE38, LEE and LEM.

    General and administrative expenses for the three month period ended September 30, 2000 were $687,371 compared to $501,462 for the same period in 1999. The overall increase in general and administrative expenses was a result of increased consulting and compensation expenses of approximately $111,000, increased insurance costs of approximately $41,000 and increased professional fees and other miscellaneous expenses of approximately $34,000.

    We generated interest income on excess cash balances of $402,574 and $232,397 for the three month periods ended September 30, 2000 and 1999, respectively.

    We incurred no interest expense for the three month periods ended September 30, 2000 and 1999, respectively.

    We recorded no income tax expense or benefit for the current period ended September 30, 2000 and a tax expense of $465,000 for the period ended September 30, 1999.

    The net loss for the three months ended September 30, 2000 was $1,163,797 compared to net income of $698,237 for the three month period ended September 30, 1999. Net loss per share for the three month period ended September 30, 2000 was $0.10 basic and diluted compared to net income per share of $0.07 basic and $0.06 diluted for the three months ended September 30, 1999.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2000 AND NINE MONTHS ENDED SEPTEMBER 30, 1999.

    For the nine month period ended September 30, 2000, we recorded $3,000,000 in milestone payments from Pharmacia for completion of Phase I and beginning of Phase II/III clinical trials for LEP. For the same period in 1999 we recorded revenue of $11,000,000 from a nonrefundable license fee of $9,000,000 and a $2,000,000 milestone payment, both related to the licensing agreement with Pharmacia for the development and commercialization of LEP and LED.

    Research and development expense for the nine month period ended September 30, 2000 was $2,508,380 compared to $2,585,024 for the same period in 1999. The overall reduction in research and development costs was the result of a decrease of $1,190,000 in expenses associated with the development of LEP and LED as a result of the licensing agreement with Pharmacia, coupled with an increase of $1,113,000 in spending in 2000 related primarily to the pre-clinical development of LE-AON, IL13-PE38, SS1 (ds Fv)-PE38, LEM and LEE.

    General and administrative expenses for the nine month period ended September 30, 2000 were $1,907,965 compared to $1,601,811 for the same period in 1999. The overall increase in general and administrative expenses was the result of an increase in professional fees and various other general and administrative expenses of $116,000, an increase in consulting and compensation expense of approximately $149,000 and an increase in insurance costs of approximately $41,000.

    We generated interest income on excess cash balances of $1,209,633 and $330,991 for the nine month periods ended September 30, 2000 and September 30, 1999, respectively, due to a larger average excess cash balance in 2000.

    We incurred interest expense of $0 and $2,125 for the nine month periods ended September 30, 2000 and September 30, 1999, respectively.

    We recorded no income tax expense or benefit for the period ended September 30, 2000 compared to income tax expense of $2,857,000 for the period ended September 30, 1999.

    The net loss for the nine month period ended September 30, 2000 was $206,712 compared to net income of $4,285,031 for the nine month period ended September 30, 1999. Net loss per share for the nine month period ended September 30, 2000 was $0.02 basic and diluted compared to net income per share of $0.47 basic and $0.38 diluted for the nine month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, we had $124,493,765 in cash and cash equivalents and net working capital of $124,048,102. We believe that our cash and cash equivalents should be adequate to fund our immediate needs. However, we can offer no assurances that additional funding will not be required in the foreseeable future. All excess cash has been invested in short-term investments.

    Our assets at September 30, 2000, were $125,019,027 compared to $25,051,748 at December 31, 1999. This increase in assets was primarily due to an increase of cash and cash equivalents of approximately $99,829,000 as a result of cash provided by financing activities of approximately $100,024,000, coupled with cash used in operating activities of approximately $162,000 and cash used in investing activities of approximately $33,000. The cash provided by financing activities resulted primarily from the proceeds of the sale of 3,000,000 shares of Company stock sold by the Company on September 29, 2000.

    Our liabilities at September 30, 2000 decreased to approximately $894,000 from approximately $1,047,000 at December 31, 1999. This decrease was attributable to a decrease in trade payables of approximately $295,000, an increase in accrued expenses of approximately $163,000, a decrease in accrued compensation of approximately $126,000 and an increase in obligations under research agreements of approximately $105,000.

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

    Acting pursuant to Section 228 of the General Corporation law of the state of Delaware (the "Delaware Law"), in August 2000, the Board of Directors obtained the consent of the holders of more than a majority of the Company's then issued and outstanding shares to the amendment of ARTICLE FOURTH of the Company's Certificate of Incorporation, increasing the number of authorized shares of common stock, par value $0.0002145 per share, from 15,000,000 shares to 25,000,000 shares and to the restatement of the Company's Certificate of Incorporation. Consents from the holders of 6,026,295 shares, representing 54.07% of the then outstanding shares, were obtained and notice of the consent of stockholders in lieu of meeting was provided to all stockholders in accordance with Delaware Law.

Item 5.	Other Information

    On August 31, 2000, the Company filed an Amended and Restated Certificate of Incorporation with the office of the Secretary of State of the State of Delaware containing an amended ARTICLE FOURTH which increased the number of authorized shares of common stock, par value $0.0002145, from 15,000,000 shares to 25,000,000 shares.

Item 6.	Exhibits and Reports on Form 8-K
Exhibit 3.01	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-44396))
Exhibit 27	Financial Data Schedule
Exhibit 99	Notice of Consent of Stockholders in Lieu of Meeting

SIGNATURE PAGE

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

NEOPHARM, INC.
By:	/s/ LAWRENCE A. KENYON Lawrence A. Kenyon, Chief Financial Officer and Authorized Officer
Date:	November 13, 2000

QuickLinks

NEOPHARM, INC. (A DELAWARE CORPORATION)
PART I - FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURE PAGE