Form 10-K
period 2000-12-31
NEOPHARM INC
filed 2001-04-02
CIK 942788

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000

Or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              To

COMMISSION FILE NUMBER 33-90516

NEOPHARM, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	51-0327886 (I.R.S. Employer Identification Number)
60045 (Zip Code)

150 FIELD DRIVE
SUITE 195
LAKE FOREST, ILLINOIS
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

    The aggregate market value of the Registrant's common stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of 5% of the registrant's stock) of the registrant, par value $.0002145 per share, (based on the closing price of such shares on the NASDAQ on March 1, 2001) was $212,091,969. As of March 1, 2001 there were 14,657,838 shares of Common Stock outstanding.

FORM 10-K TABLE OF CONTENTS

BUSINESS

OVERVIEW

    NeoPharm is a biopharmaceutical company engaged in the research, development and commercialization of drugs for the treatment of various cancers. We currently have a portfolio of eight anti-cancer drugs, five of which are in clinical trials. We have built our drug portfolio based on our two novel proprietary technology platforms: an electrostatic liposome drug delivery platform and a tumor-targeting platform. In February 1999, we entered into a collaboration agreement with Pharmacia Corporation ("Pharmacia"), to develop and commercialize two of our products: electrostatic liposome encapsulated doxorubicin, or LED, and electrostatic liposome encapsulated paclitaxel, or LEP. Pharmacia is currently conducting multi-center Phase II/III clinical trials of LEP for the treatment of a variety of solid tumor cancers, and multi-center Phase II/III clinical trials for LED for the treatment of breast and prostate cancers.

    In addition to LEP and LED, we have six other products under development. Under our electrostatic liposome platform, we filed an investigational new drug application in July 2000 and began Phase I/II clinical trials in March 2001 for LE-AON, our electrostatic liposome encapsulated gene inhibitor for radiation resistant tumors, and we have initiated preclinical studies for electrostatic liposome encapsulated mitoxantrone, or LEM, electrostatic liposome encapsulated epirubicin, or LEE, and electrostatic liposome encapsulated SN38, or LE-SN38. Under our tumor-targeting platform, we are currently in Phase I/II clinical trials for IL13-PE38, a tumor-targeting product using systemic administration for the treatment of kidney cancer and intratumoral administration for the treatment of brain tumors. We began Phase I/II clinical trials in the fourth quarter of 2000 for our other tumor-targeting product, SS1 (dsFv)-PE38, for the treatment of various cancers.

MARKET OVERVIEW

    Cancer is the second leading cause of death in the United States. The American Cancer Society estimates that doctors will diagnose 1.3 million new cases of cancer in the United States in 2001. The National Cancer Institute estimates that the cost of cancer in 2000 was $180 billion, including $60 billion in direct medical costs and $15 billion for morbidity costs, which includes the cost of lost productivity. The worldwide cancer drug market is estimated at $20 billion in 2001, representing 4% growth over 2000.

    Cancer is characterized by uncontrolled cell division resulting in the growth of a mass of cells commonly known as a tumor. Cancerous tumors can arise in almost any tissue or organ and cancer cells, if not eradicated, spread, or metastasize, throughout the body. Cancer is believed to occur as a result of a number of factors, including heredity and environmental factors.

    For the most part, cancer treatment depends on the type of cancer and the stage of disease progression. Generally, staging is based on the size of the tumor and whether the cancer has metastasized. Following diagnosis, solid tumors are typically surgically removed or the patient is given radiation therapy. Chemotherapy is the principal treatment for tumors that are likely to or have metastasized. Chemotherapy involves the administration of cytotoxic drugs, which are designed to kill cancer cells, or the administration of hormones, which affect the growth of tumors.

    Because in most cases metastatic cancer is fatal, cancer specialists attempt to attack the cancer aggressively and with as many therapies as available and with as much dosage as the patient can tolerate. Since chemotherapy attacks both normal and cancerous cells, treatment often tends to result in complicating side effects. Additionally, cells which have been exposed to several rounds of chemotherapy develop a resistance to the cancer drugs that are being administered. This is known as "multi-drug resistance." The side effects of chemotherapy often limit the effectiveness of treatment. Cancers often recur and mortality rates remain high. Despite the large sums of money spent on cancer research, current treatments are inadequate and improved cancer agents are needed.

    The products we currently have under development target a broad range of solid tumors. The table below shows the incidence and mortality estimated for the year 2001 for various types of solid tumor cancers that our products seek to treat:

Cancer Indication	New Cases	Deaths
Prostate	198,100	31,500
Breast	193,700	40,600
Lung	169,500	157,400
Colon	98,200	48,100
Kidney	30,800	12,100
Head and Neck (Oral Cavity & Pharynx)	30,100	7,800
Ovarian	23,400	13,900
Brain	17,200	13,100

      Source: American Cancer Society, 2001 Cancer Facts and Figures

BUSINESS STRATEGY

    Our corporate strategy is to become a leader in the research, development and commercialization of new and innovative anti-cancer treatments. Our strategy involves the following elements:

Focus on the growing cancer market.

    The worldwide cancer drug market is estimated at $20 billion in 2001, representing a 4% increase over 2000. Despite the large sums of money spent, cancer is the second leading cause of death in the United States, and current treatments remain inadequate. Given the life-threatening nature of cancer and the lack of effective treatments, the FDA has adopted procedures to accelerate the approval of cancer drugs. We intend to use our expertise in the field of cancer research to target this significant market opportunity for cancer drug development.

Develop our existing product portfolio.

    We have a portfolio of eight anti-cancer drugs, five of which have advanced to clinical trials. We are collaborating with Pharmacia to develop and commercialize two of these products. We intend to further develop our other six products both by continuing to collaborate with leading corporate, governmental and educational institutions and by expanding our internal resources. We believe this strategy will maximize the commercial value of our products by giving us the option to either directly market our products or to license our products on more favorable terms.

Create new products by capitalizing on our electrostatic liposome technology platform.

    We intend to use our electrostatic liposome technology platform to create new products in two ways: by extending the patent life of existing cancer drugs and by utilizing our unique platform to develop new drugs. We believe that several widely used cancer drugs are nearing patent expiration. Many of these drugs, while effective, have been limited in their use because of adverse side effects and difficulties in administration. Using our electrostatic liposome technology, we believe opportunities exist for us to increase the usefulness of these compounds as improved anti-cancer treatments. When a drug is combined with another agent or delivery system in a novel way its patent life may be extended. We are intending to extend the marketing exclusivity for paclitaxel and doxorubicin through our LEP and LED products, respectively.

    We believe that our electrostatic liposome technology may provide us with a platform for the development of novel therapeutic agents for cancer drug development. For example, we are developing LE-AON, the encapsulation of a gene therapy which inhibits a protein associated with radiation resistant tumors, to treat various solid tumors.

Reduce risk through a broad portfolio of products.

    We are currently developing eight products based on our electrostatic liposome and tumor-targeting platforms. We are developing multiple products simultaneously in order to reduce the impact of any single product failure. In addition, by broadening our product portfolio, we increase our flexibility to eliminate products which we determine have less market potential while applying additional resources to products which show promise.

Develop specialized sales and marketing capabilities for the United States and form strategic international collaborations for foreign markets.

    Under the terms of our license agreement with Pharmacia, we will have the right to purchase co-promotion rights for LEP and LED in the United States. We intend to develop a specialized cancer sales and marketing capability within the United States for LEP, LED and other products that we may develop. With respect to foreign sales, we intend to enter into collaborations with established international drug companies.

OUR TECHNOLOGY

NeoLipid™ Electrostatic Liposome Drug Delivery Platform

    Liposomes, microscopic spheres composed of lipid membranes, were discovered in the late 1960's and have been extensively investigated as drug delivery vehicles. Liposomes were believed to be particularly suitable for the delivery of toxic drugs, such as cancer drugs, because drugs encapsulated in liposomes are preferentially absorbed into certain organs such as the liver, spleen and gall bladder. Furthermore, liposomes and the cytotoxic agents encapsulated therein, are not readily absorbed by the nervous system or key organs, like the heart, thereby helping to reduce toxicity.

    While liposomes were initially viewed as an important advance in drug delivery technology, there have been limited commercial successes. We estimate that in excess of $700 million has been spent on the research and development of liposomes, resulting in the commercialization of only two liposomal drugs, doxorubicin and amphotercin B.

    To date, liposomes have been commonly produced with uncharged lipids. Attempts at using uncharged liposomes as drug delivery vehicles have resulted in many difficulties, including:

  •
  difficulty in achieving encapsulation that severely limits the scope of drugs available for encapsulation;

  •
  a need for expensive, complex manufacturing processes that result in higher manufacturing costs;

  •
  cumbersome and time-consuming reconstitution procedures required of pharmacy personnel; and

  •
  product stability being limited to hours.

    We believe that our second generation, proprietary electrostatic liposome technology may overcome these limitations. Our electrostatic liposome technology uses charged lipids rather than neutral lipids. By encapsulating a drug within an oppositely charge liposome, we achieve a powerful electrostatic attraction between these two agents which creates a stable drug formulation. We believe that our proprietary electrostatic liposome technology provides a number of advantages over previous liposome products, including the following:

  •
  Broadened range of drugs which can be encapsulated

    Our technology provides an opportunity to efficiently encapsulate a wide range of compounds. Based on our research to date, we believe we can improve the delivery of a variety of cytokines and chemotherapy drugs, including paclitaxel, the number one selling chemotherapy drug which previously has not been successfully encapsulated in liposomes. In addition, we believe our electrostatic liposome technology may allow for the delivery of antisense compounds and genes, thereby avoiding the potential problems associated with viral delivery systems.

  •
  Reduced toxicity at higher doses

    Our electrostatic liposome delivery system may allow for the treatment of patients with reduced toxic side effects. Accordingly, our delivery system may enable the administration of the liposome encapsulated drug in higher doses, thereby potentially increasing efficacy and possibly allowing for treatment over longer periods of time.

  •
  Increased stability, resulting in simplified handling and increased shelf life

    The stability of our liposomal drugs makes freeze-drying possible, which provides for longer shelf life and simplified handling during preparation in the pharmacy and administration of the drug by the oncologist.

  •
  Reduced manufacturing cost

    Our electrostatic liposome technology does not require complex manufacturing techniques. The electrostatic interaction between the oppositely-charged liposome and the drug typically results in an encapsulation efficiency of over 95%, resulting in reduced manufacturing costs.

  •
  Reduced multi-drug resistance, increasing the killing of otherwise resistant tumors

    Multi-drug resistance is the resistance that a patient's tumors usually develop after they have been exposed to several doses of chemotherapy. Some tumor cells remove the chemotherapy drugs via a pump which exists on the cell membrane of most cells. Previous liposomes have not had any significant inhibitory effects on this pump, and the tumors have been able to pump out the tumor-killing drugs. Based on our pre-clinical studies, we believe that cardiolipin, one of the patented ingredient lipids in our two lead liposome products, inhibits the function of the pump. As a result, we may be able to significantly increase the effectiveness of our cardiolipin containing liposomes against tumors, thereby maximizing the killing of otherwise resistant tumors.

Tumor-Targeting Platform

    The products in our tumor-targeting platform each consist of a single molecule composed of two parts, a tumor-targeting mechanism and a cytotoxic agent. Our tumor targeting mechanism is a protein or monoclonal antibody that detects and binds to a specific marker on the surface of cancer cells. Since cancer cells may have unique markers on their surface, a tumor-targeting mechanism with the appropriate specificity for those cells may be used to deliver the cytotoxic agent directly to the tumors. The key to making a useful tumor-targeting drug is the targeting mechanism that selects tumor cells while ignoring healthy cells.

    Two tumor-targeting products have been approved by the FDA and commercialized for the treatment of cancer: American Home Products Corporation's Mylotarg® in May 2000 for relapsed adult acute myloid leukemia and Ligand Pharmaceuticals Incorporated's Ontak® in February 1999 for persistent or recurrent cutaneous T-cell lymphoma. While these drugs are being marketed for leukemia, our tumor-targeting products are being developed for the larger solid tumor market.

    We and our collaborative partners, the FDA and the National Institutes of Health, referred to as NIH, have identified two targeting mechanisms which we believe possess the requisite characteristics for successful use in tumor-targeting anti-cancer products. Both IL13, and SS1(dsFv), target receptors which are present in significantly higher numbers on solid tumor cells than on healthy cells. Specifically, IL13 targets receptors in kidney cancer, brain cancer, Kaposi's sarcoma and possibly breast cancer, and SS1(dsFv) targets receptors in ovarian cancer and head and neck cancers. We use PE38 as the cytotoxic component in both of our tumor-targeting products. We selected PE38 because of its effective cell killing action on a wide variety of tumor types.

    Based upon our pre-clinical studies, we believe our tumor-targeting products may provide the following benefits:

  •
  specifically target tumor cells with minimal toxicity to healthy cells;

  •
  successfully attack cancer cells resistant to standard cancer treatments;

  •
  kill slow-growing tumors, which are often difficult to treat;

  •
  a tolerable side-effect profile with minimal disturbance to a patient's quality of life during treatment; and

  •
  product stability and extended shelf life.

OUR PRODUCTS

    We have utilized both our electrostatic liposome platform and our tumor-targeting platform to develop a group of novel anti-cancer products. Presently, we have five products in clinical trials and three in preclinical development. The products we are currently developing are detailed in the following table:

Products	Potential Cancer Indications	Development Status(1)

Electrostatic liposome Platform

LEP—Liposome Encapsulated Paclitaxel	Various solid tumors	Phase II/III
LED—Liposome Encapsulated Doxorubicin	Breast, Prostate, Blood	Phase II/III
LE-AON— Liposome Encapsulated Antisense Oligonucleotide	Various solid tumors	Phase I/II
LEM—Liposome Encapsulated Mitoxantrone	Prostate	Preclinical
LEE—Liposome Encapsulated Epirubicin	Breast, Blood	Preclinical
LE-SN38—Liposome Encapsulated SN38	Colorectal	Preclinical

Tumor-Targeting Platform

IL13-PE38	Kidney, Brain	Phase I/II
SS1(dsFv)-PE38	Ovarian, Head and Neck, Mesothelioma	Phase I/II

(1)
"Preclinical" means that a product is undergoing efficacy and safety evaluation in animals in preparation for human clinical trials.

  "IND filed" means that an investigational new drug application has been filed with the FDA. If the FDA approves the IND, clinical testing in humans may begin.

  "Phase I/II" clinical trials denote the evaluation of safety, with some measure of efficacy, and dosing in humans.

  "Phase II/III" clinical trials denote Phase II clinical trials evaluating safety and efficacy in humans, which trials may be expanded into larger scale Phase III clinical trials.

NeoLipid™ Electrostatic Liposome Drug Delivery Platform

Electrostatic Liposome Encapsulated Paclitaxel

    Product Description.  LEP is an electrostatic liposome encapsulated formulation of the widely-used cancer drug, paclitaxel. Paclitaxel is marketed by Bristol-Myers Squibb Company under the trade name "Taxol®" and is used in the treatment of a number of tumors, including breast, ovarian and lung cancer. Despite paclitaxel's wide use and its anti-tumor characteristics, its effectiveness is limited by its side effects, which can include nausea, vomiting, hair loss and nerve and muscle pain. Because of the chemical characteristics of paclitaxel, it cannot be introduced into the body unless it is first formulated in a toxic mixture of castor oil and ethanol, which requires premedication of the patient. In addition, paclitaxel must be infused over a period of at least three hours.

    We believe our technology may overcome many of the current limitations of paclitaxel by utilizing cardiolipin, a naturally occurring negatively charged lipid found in cardiac tissue, to increase the solubility of paclitaxel. We have been able to standardize the preparation of cardiolipin through the development of a proprietary form of synthetic cardiolipin. Using cardiolipin eliminates the need for administration of castor oil and ethanol and reduces the need for the accompanying premedication. Since paclitaxel has a positive charge and cardiolipin has a negative charge, cardiolipin electrostatically combines with the paclitaxel to form a stable product that can be freeze dried and easily reconstituted. Based on preclinical studies, we believe another potential advantage of LEP may be the ability of cardiolipin to overcome multi-drug resistance. As a result, we may be able to significantly increase the effectiveness of LEP against tumors, thereby maximizing the killing of otherwise resistant cells.

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

Electrostatic Liposome Encapsulated Doxorubicin

    Product Description.  LED is an electrostatic liposome encapsulated formulation of the widely used cancer drug doxorubicin. Doxorubicin is used to treat a number of cancers including solid tumors and leukemia, a form of blood cancer. Though effective in treating these and other cancers, doxorubicin may produce irreversible heart damage. The risk of heart failure increases with increasing total cumulative doses of doxorubicin. Doxorubicin also causes suppression of white blood cell production, which may limit the dose that may be administered, and produces side effects such as nausea, vomiting and hair loss. Clinical results to date suggest that LED may reduce these side effects. In addition, since doxorubicin has a positive charge and cardiolipin has a negative charge, cardiolipin electrostatically binds to the doxorubicin to form a stable product that can be freeze dried and easily reconstituted. We believe LED, unlike other liposomal doxorubicin products currently available, may reduce multi-drug resistance and be easier to manufacture because of its formulation with cardiolipin.

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

Electrostatic Liposome Encapsulated Antisense Oligonucleotides

    Product Description.  We have developed an electrostatic liposome encapsulated antisense cRaf oligonucleotide, LE-AON, which we believe inhibits the expression of the cRaf protein and thus may have potential to enhance the effectiveness of radiation in the treatment of certain cancers. cRaf is a protein which is expressed at higher levels in cancer cells which are resistant to radiation therapy than in healthy cells. By inhibiting expression of this gene, the cell becomes more susceptible to radiation therapy. Our liposomes provide a non-viral method of delivering the gene inhibitor into the cell. An additional advantage of LE-AON is that it can be administered intravenously and is relatively easy to manufacture.

    Development Status.  We intend to develop LE-AON as a treatment for radiation resistant tumors. In our preclinical studies, intravenous administration of LE-AON appeared to inhibit cRaf gene expression in tumor tissue. When LE-AON was given in combination with radiation treatment, tumor regression for at least 27 days was observed. We filed an investigational new drug application for LE-AON for patients with radiation resistant solid tumors in July, 2000, and began Phase I/II clinical trials for LE-AON in the first quarter of 2001.

Electrostatic Liposome Encapsulated Mitoxantrone

    We recently encapsulated mitoxantrone in our liposomes. Mitoxantrone is used for the treatment of prostate cancer and multiple sclerosis. We believe LEM will demonstrate a safety and efficacy advantage over unencapsulated mitoxantrone. Currently we are continuing preclinical studies to evaluate the profile of this drug, and expect to file an IND in the first half of 2001.

Electrostatic Liposome Encapsulated Epirubicin

    Epirubicin is a drug that is widely used in Europe for the treatment of breast cancer and was recently introduced in the U.S. market by our collaborative partner, Pharmacia. We believe LEE will demonstrate a safety and efficacy advantage over unencapsulated epirubicin. We have recently encapsulated epirubicin in our liposomes and intend to evaluate its properties as a treatment for breast cancer. Preclinical studies are currently underway to evaluate the profile of this drug, and we expect to file an IND late in 2001.

Electrostatic Liposome Encapsulated SN38

    SN38 is the major active metabolite of Camptosar, a product marketed by our partner, Pharmacia, for the treatment of colorectal cancer. Research is being conducted to formulate an electrostatic liposome version of SN38 with the intention of creating a product with a safety and efficacy advantage over unencapsulated SN38. Preclinical research is currently underway to evaluate the profile of this drug, and we expect to file an IND in the first quarter of 2002.

Tumor-Targeting Platform

IL13-PE38

    Product Description.  IL13-PE38 is a tumor-targeting agent we are developing for the treatment of kidney and brain cancers. Research by scientists at the FDA and the NIH has demonstrated that some solid tumors express high numbers of IL13 receptors on their cell surfaces in comparison with healthy cells. IL13-PE38 links the cytotoxin PE38 to the tumor-targeting agent IL13. When administered, IL13-PE38 is expected to target the IL13 receptors, thereby killing the tumor cells with minimal damage to the healthy cells.

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

    Development Status.  We are evaluating IL13-PE38 as a treatment for kidney and brain cancers. In preclinical studies, IL13-PE38 has provided evidence of tumor regression in a number of cancers, which suggests the potential for a favorable toxicity profile. We filed an investigational new drug application for IL13-PE38 in June 1999 for the treatment of refractory kidney cancer and entered Phase I/II clinical trials in October 1999 for this indication. In our Phase I/II clinical trials we determined the maximum tolerated dose and schedule and we are currently working to establish the proper dosage level and schedule. We filed an investigational new drug application in March 2000 for brain cancer and entered Phase I/II clinical trials for brain cancer in the fourth quarter of 2000.

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

    Development Status.  We are evaluating SS1(dsFv)-PE38 as a treatment for ovarian cancer, head and neck cancer, and mesothelioma, a type of lung cancer. In March 2000, we filed an investigational new drug application for SS1(dsFv)-PE38 for the treatment of certain common cancers and entered Phase I/II clinical studies in the fourth quarter of 2000. In preclinical studies, SS1(dsFv)-PE38 demonstrated very specific targeting to receptors for ovarian cancer and head and neck cancers and a high level of tumor toxicity. Preclinical studies demonstrated a high rate of response in ovarian tumors.

Collaborative Relationships and Licenses

  Pharmacia License Agreement

    In February 1999, we signed a license agreement with Pharmacia giving them certain rights to develop and commercialize LEP and LED worldwide. The license agreement provides for up to $69 million in payments to us from Pharmacia, as follows:

  •
  a $9 million non-refundable up-front payment on execution of the license agreement;

  •
  up to $52 million in milestone payments as clinical progress occurs; and

  •
  an $8 million equity investment in our common stock.

    We have already received the $9 million non-refundable up-front payment upon execution of the license agreement, the $8 million equity investment, a $2 million milestone payment in July 1999 for transferring the investigational new drug applications for LED and LEP to Pharmacia, and a $3 million milestone payment in March 2000 upon initiation of the Phase II clinical trials for LEP. Pharmacia has assumed all further responsibility for, and the costs associated with, the development and testing of LEP and LED and obtaining all regulatory approvals. We have the right to purchase from Pharmacia co-promotion rights in lieu of receiving royalties on United States sales, for a price based upon a percentage of Pharmacia's development costs. We will also receive a fixed royalty on foreign sales.

    We may terminate the license agreement upon a material breach by Pharmacia and Pharmacia may terminate the agreement upon our material breach. Upon termination of the agreement by either party, Pharmacia's rights to the relevant licenses granted under the agreement automatically revert to us. If Pharmacia ceases to market, sell or launch the products relating to the licenses granted under the agreement in the United States, certain European markets or Japan and upon our request, Pharmacia is required to transfer the regulatory approvals to market the products in those countries, unless Pharmacia's cessation is due to reasons related to the safety or efficacy of a product.

  Georgetown University Agreements.

    We have entered into two license agreements, three contract research agreements and four sponsored research agreements with Georgetown University relating to various liposome-related products. Under the Georgetown licenses, and in return for sponsoring related research, we were granted exclusive licenses to manufacture and sell LED, LEP, and LE-AON. We are obligated to pay royalties to Georgetown on commercial sales of these products. In addition, we are obligated to make certain advance royalty payments, which will be credited against future royalties. The Georgetown licenses may be terminated in the event of a default. Our rights under the Georgetown licenses with respect to LED and LEP have been sublicensed to Pharmacia.

    Under the contract research agreements, we pay or reimburse Georgetown for all direct and indirect costs associated with research on specific projects. In return, and upon making various one-time payments, we retain all rights to all inventions, developments, discoveries and other proprietary ideas which are first conceived, discovered or developed during the conduct of the research.

    Under the terms of the sponsored research agreement with Georgetown, we have agreed to pay the costs associated with additional research relating to certain proprietary research information previously developed by Georgetown as well as making certain milestone and royalty payments to Georgetown. In return for this sponsored research, Georgetown has given us a license for certain existing patent rights now owned by Georgetown as well as a right of first refusal to exclusively license any invention or discovery conceived or reduced to practice during the research. The terms of any such license would be subject to good faith negotiations.

  NIH

    In September 1997, we entered into an exclusive worldwide licensing agreement with the NIH and the FDA whereby we were granted the right to develop and commercialize IL13-PE38. The IL13-PE38 license required us to pay NIH an initial $75,000 non-refundable payment and requires minimum annual royalty payments to NIH of $10,000, which increase to $25,000 after the first commercial sale. The IL13-PE38 license also provides for milestone payments and royalties based on future product sales. The NIH and FDA may terminate the agreement upon our default in performing any material obligations under the agreement or if they determine that such action is necessary to meet the requirements for public use specified by federal regulations and we do not reasonably satisfy such requirements. While providing us with an exclusive license, it should be noted that, as is typical in such agreements, neither the NIH nor the FDA make any representations or warranties in the license agreement as to the validity or enforceability of the licensed rights.

    In March 1999, we entered into a license agreement with the NIH for SS1(dsFv)-PE38. The SS1(dsFv)-PE38 license required us to pay the NIH an initial $75,000 non-refundable payment and requires minimum annual royalty payments to the NIH beginning on January 1, 2001 of $20,000, which increase to $150,000 per year if we fail to reach certain benchmarks. The other terms and conditions of the SS1(dsFv)-PE38 license are substantially the same as those of the NIH IL13-PE38 license described above. We have also entered into a cooperative research and development agreement with the NIH in May 1999, for SS1(dsFv)-PE38.

  FDA

    In August 1997, we entered into a cooperative research and development agreement with the FDA covering the IL13-PE38 product which we licensed from the NIH and FDA. Pursuant to the FDA agreement, we agree to commercialize IL13-PE38 and the FDA agrees to collaborate on the clinical development and commercialization of the licensed product. In January 2001 the agreement was revised and expanded and is now set to expire on December 31, 2003. However, under the revised agreement, we are required to pay $400,000 per year for expenses incurred by the FDA in carrying out its responsibilities under this agreement. Research and development costs related to this research totaled $100,000 in each of 1997 and 1998 and $150,000 in each of 1999 and 2000.

Manufacturing

    We intend to develop manufacturing relationships with established pharmaceutical manufacturers for the production of our electrostatic liposome products and tumor-targeting products. Currently, all of our electrostatic liposome products are produced at the Center for Advanced Drug Development at the University of Iowa Pharmacy School which we believe has sufficient production capabilities to satisfy our clinical trial needs through the end of clinical testing. While commercial production of LEP and LED is expected to be handled by Pharmacia, we have retained the right, under the terms of our agreement with Pharmacia, to supply any electrostatic liposome products if we can do so at lower cost.

    We have also entered into an exclusive supply agreement with Avanti Polar Lipids, Inc. providing for the manufacture and supply of synthetic cardiolipin, an important ingredient in our electrostatic liposome products. Under the terms of the agreement, Avanti has agreed to supply us with synthetic cardiolipin in an amount sufficient to commercialize our electrostatic liposome products. In addition, Avanti agreed not to sell synthetic cardiolipin to competing third parties. Unless terminated in accordance with its terms, the supply agreement will automatically renew for additional two year terms on and after the initial expiration date of May 1, 2008. If Avanti elects to terminate the manufacture of synthetic cardiolipin, we have the right to obtain a non-exclusive license from Avanti to allow us to continue the manufacture of synthetic cardiolipin.

    There are a number of suppliers of raw materials used in our other products that appear to be acceptable to FDA. There are also a number of facilities for contract manufacturing of our proposed products that have current Good Manufacturing Practices that appear to be acceptable to FDA. We believe that, in the event of the termination of our existing sources for product supplies and manufacture, we will be able to enter into agreements with other suppliers or manufacturers on similar terms. However, we cannot assure you that there will be manufacturing capacity available to us at the time we are ready to manufacture our products.

Patents and Proprietary Rights

    We have licenses to 19 United States patents or patent applications relating to our products, and we own one issued patent and two pending United States patent applications covering methods of administering LEP. We have also filed applications in a number of foreign jurisdictions which are counterparts of our issued United States patents and patent applications. We believe all of our products under development are protected by patents owned or licensed to us.

    Patent protection is important to our business. The patent position of companies in the pharmaceutical field generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. Therefore, we cannot assure you that any patent applications relating to our products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or are able to circumvent our patent position. It is possible that other parties have conducted or are conducting research and could make discoveries of compounds or processes that would precede any of our discoveries. Finally, there can be no assurance that others will not independently develop similar pharmaceutical products which will compete against ours or cause our products to become obsolete.

    Our competitive position is also dependent upon unpatented trade secrets. In an effort to protect our trade secrets, we have a policy of requiring our employees, scientific advisory board members, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances. However, we cannot assure you that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure of confidential information. Further, invention assignment agreements executed by scientific advisory board members, consultants and advisors may conflict with, or be subject to, the rights of third parties with whom such individuals have employment or consulting relationships. In addition, we cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that such trade secrets will not be disclosed or that we can effectively protect our rights to unpatented trade secrets.

    We may be required to obtain licenses to patents or proprietary rights of others. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against or assert claims of infringement to enforce patents issued to us or exclusively licensed to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, we may become involved in oppositions in foreign jurisdictions or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation, opposition or interference proceedings could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, us. In addition, we cannot assure you that our efforts in these proceedings will be successful.

Government Regulation

    Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. The nature and extent to which such regulation will apply to us will vary depending on the nature of any products developed. We anticipate that all of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with the appropriate federal statutes and regulations requires substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any products developed by us, our ability to receive product revenues and our liquidity and capital resources.

    The development, manufacture, marketing and distribution of drug products is extensively regulated by the FDA in the U.S. and similar regulatory agencies in other countries. The steps ordinarily required before a new drug may be marketed in the U.S., which are similar to steps required in most other countries, include:

  •
  preclinical laboratory tests, preclinical studies in animals, formulation studies and the submission to the FDA of an investigational new drug application;

  •
  adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each type of cancer;

  •
  the submission of a new drug application to the FDA; and

  •
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

    Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase I, clinical trials are conducted with a small number of subjects to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

  •
  assess the efficacy of the drug in specific, targeted indications;

  •
  assess dosage tolerance and optimal dosage; and

  •
  identify possible adverse effects and safety risks.

    If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

    After successful completion of the required clinical trials, a new drug application is generally submitted. The FDA may request additional information before accepting a new drug application for filing, in which case the application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the application and responds to the applicant. FDA requests for additional information or clarification often significantly extend the review process. The FDA may refer the new drug application to an appropriate advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

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

    Under the Orphan Drug Act, the FDA may designate drug products as orphan drugs if there is no reasonable expectation of recovery of the costs of research and development from sales in the United States or if such drugs are intended to treat a rare disease or condition, which is defined as a disease or condition that affects less than 200,000 persons in the United States. If certain conditions are met, designation as an orphan drug confers upon the sponsor marketing exclusivity for seven years following FDA approval of the product, meaning that the FDA cannot approve another version of the "same" product for the same use during such seven year period unless the FDA finds that the sponsor is not able to supply adequate quantities of the drug. The market exclusivity provision does not, however, prevent the FDA from approving a different orphan drug for the same use or the same orphan drug for a different use. The Orphan Drug Act has been controversial, and many legislative proposals have from time to time been introduced in Congress to modify various aspects of the Orphan Drug Act, particularly the market exclusivity provisions. We cannot assure you that new legislation will not be introduced in the future that may adversely impact the availability or attractiveness of orphan drug status for any of our products.

    Sales outside the United States of products we develop will also be subject to regulatory requirements governing human clinical trials and marketing for drugs. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. In most cases, if the FDA has not approved a product for sale in the United States the product may be exported for sale outside of the United States only if it has been approved in any one of the following countries: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and South Africa. There are specific FDA regulations that govern this process.

    We are also subject to various Federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

RISK FACTORS

    You should carefully consider the following risk factors, in addition to the other information set forth in this prospectus, before purchasing shares of our common stock. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock. This investment involves a high degree of risk.

RISKS RELATED TO OUR BUSINESS

If we are unsuccessful in developing our products, our ability to generate revenues may be significantly impaired.

    Our research and development programs are at various stages and we have not successfully completed the development of nor have we received regulatory approval for any products. If we, or our collaborators, do not successfully complete development of or receive regulatory approvals for our product candidates, particularly LEP and LED, our ability to generate revenues from operations will be significantly impaired and our stock price will be harmed. We will need to conduct substantial additional clinical research in order to develop our products. We do not know whether our research and development will lead to commercially viable products that will be approved by the United States Food and Drug Administration, referred to as the FDA. Our products will also require additional clinical testing, regulatory approval and substantial additional investment prior to commercialization. Our products are subject to the risks of failure inherent in the development of pharmaceutical products. These risks include the following:

  •
  some of our products may be found to be unsafe or ineffective, or may fail to receive the necessary regulatory clearances in a timely fashion, if at all;

  •
  the results of preclinical trials may be inconclusive or they may not be indicative of results that will be obtained in human clinical trials;

  •
  safety and efficacy results attained in early human clinical trials with a relatively small number of patients, as in our LEP and LED trials, may not be indicative of results that may be obtained in later clinical trials with much larger number of patients;

  •
  we, our collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

  •
  our potential products may not have the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved;

  •
  we may not meet expected testing and development schedules, which has occurred in the past; and

  •
  our products, even if safe and effective, may be difficult to manufacture on a large scale or may be uneconomical to market.

    As a result of these and other factors, we do not know whether we will successfully develop any of our products, or if our products will become commercially viable or achieve market acceptance.

We have a history of operating losses and an accumulated deficit as of December 31, 2000 of $2,092,799; we expect to continue to incur losses for the near future and may never be profitable.

    We have only a limited history and our operations consist primarily of the development of our products and the sponsorship of research and clinical trials. Until 1999, when we received $11,000,000 in payments from Pharmacia, we had incurred losses every year since we began operations and as of December 31, 2000, our accumulated deficit was $2,092,799. We have not generated revenues from the sale of our products and it is possible that revenues from product sales will never be achieved. Until we executed our agreement with Pharmacia, we generated only limited amounts of revenue from our license fees and it is possible that additional license revenue will not be significant. We cannot predict when or if we will be able to develop other sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our products.

If we lose or are unable to secure collaborative partners, such as Pharmacia, or if our collaborators do not apply adequate resources to our collaborations, our product development efforts and profitability may suffer.

    Our business strategy includes entering into collaborations with academic, governmental and corporate partners, primarily pharmaceutical companies, for the research, development, manufacturing, marketing and other commercialization activities relating to our products. We have entered into an important corporate collaboration with Pharmacia covering our most advanced products, LEP and LED. Our success will depend in large part on the results of this collaboration, which are uncertain. Adverse developments in our relationship with Pharmacia can have a significant and adverse effect on us and our stock price. Pursuant to our agreement with Pharmacia, we have granted them an exclusive worldwide license to manufacture, develop, use, market and sell LEP and LED. We will receive royalties on any foreign sales, and in the United States we have the right to purchase co-promotion rights for these products from Pharmacia, instead of receiving royalties. As a result of our agreement with Pharmacia, we are dependent on Pharmacia to fund testing, to make regulatory filings and to manufacture and market LEP and LED and potentially any future products resulting from this collaboration.

    The resources dedicated by Pharmacia and our other partners to our respective collaborations are not within our control. If any collaborator breaches or terminates their agreement with us, fails to conduct their collaborative activities in a timely manner, or fails to devote sufficient resources to our collaborations, the commercialization of our products could be slowed down or halted. We cannot assure you that Pharmacia or our other collaborative partners will not change their strategic focus, or pursue alternate technologies or develop competitive products, either on their own or in collaboration with others, as a means for treating the diseases targeted by these collaborative programs. Our revenues and earnings also will be dependent on the effectiveness of our collaborative partners in marketing any successfully developed products and our marketing efforts, if we choose to develop our own sales and marketing force.

    We cannot assure you that our collaborations with Pharmacia or others will continue or succeed or that we will receive any further research funding or milestone or royalty payments. If our partners do not develop products under these collaborations, we cannot assure you that we would be able to do so on our own. Disputes may arise between us and Pharmacia, or our other collaborators, as to a variety of matters, including financial or other obligations under our contracts, the most promising scientific or regulatory route to pursue or ownership of intellectual property rights. These disputes may be both expensive and time consuming and may result in delays in the development and commercialization of our products.

Our business is subject to extensive governmental regulation, which can be costly, time consuming and subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties.

    Public health authorities in the United States and other countries regulate the research, testing, manufacturing, labeling, distribution, marketing and advertising activities with respect to all of our products. The FDA and comparable agencies in foreign countries impose substantial burdens on our ability and the ability of others to introduce pharmaceutical products to the public, including lengthy and detailed clinical testing procedures to demonstrate safety and efficacy and manufacturing procedures to insure compliance with good manufacturing practices. This process can last many years, be very costly and still be unsuccessful. All clinical, manufacturing, labeling and other information developed for proprietary products will be required to be filed with the FDA in new drug applications for review and be subject to approval by that agency. We cannot assure you that this lengthy regulatory review process will result in the approval and subsequent marketing of our products.

    Once we submit our products for review, we do not know whether the FDA or other regulatory agencies will grant approvals for any of our products on a timely basis or at all. The FDA can delay, limit or not grant approval for many reasons, including:

  •
  a product candidate may not be safe or effective;

  •
  FDA officials may interpret data from preclinical testing and clinical trials in different ways than we interpret it;

  •
  The FDA might not approve our manufacturing processes or facilities or the processes or facilities of our collaboration partners;

  •
  The FDA may change its approval policies or adopt new regulations; and

  •
  The FDA may approve a product candidate for fewer than all the indications requested.

    The process of obtaining approvals in foreign countries is subject to delay and failure for the same reasons.

    The FDA's policy of granting "fast track" approval for cancer therapies may reduce the risk of delays in the approval process of our products, but the policy may also expedite the regulatory approval of our competitors' products. In addition, any marketed product and its manufacturer continue to be subject to strict regulation. Any unforeseen problems with an approved product or delays in receiving regulatory approval as fast as previously received approvals, or failing to receive such approval, would delay or prevent product commercialization and harm our business and stock price. Approval of a product could also depend on post-marketing studies. Even if our products are approved by the FDA, but we fail to comply with FDA marketing, manufacturing and other regulatory requirements applicable to regulated products, we could be subjected to regulatory or judicial enforcement actions, including product recalls or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products, withdrawal of approvals, and product liability exposure.

Competition in the biopharmaceutical field is intense and subject to rapid technological change, which could result in our competitors developing products superior to ours.

    The extent to which any of our products achieve market acceptance will depend, in part, on competitive factors. Competition in our industry is intense, and it is increased by the rapid pace of technological development. Existing products or new products developed by our competitors may be more effective or have fewer side effects, or be more effectively marketed and sold, than any that we may develop. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than do we. Competitive products may render our technology and products obsolete or noncompetitive prior to our recovery of research, development or commercialization expenses incurred with respect to any of our products.

We may need to raise additional capital in the future.

    We require substantial funds to conduct research and development, preclinical and clinical testing and to manufacture and market our potential products. Our fixed commitments, including consulting fees, rent, payments under license agreements and other contractual commitments are substantial and are likely to increase. Our cash requirements may vary materially from those now planned. Our future revenues may not be sufficient to fund our operations.

    We may need additional financing depending on a number of factors, including the following:

  •
  Our degree of success in commercializing our products;

  •
  The amount of milestone payments we receive from our collaborators;

  •
  The rate of progress and cost of research and development and clinical trial activities relating to our products;

  •
  The costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;

  •
  Emergence of competing technologies and other adverse market developments;

  •
  Changes in or terminations of our existing collaboration and licensing arrangements;

  •
  The costs of acquiring or licensing new technology, products or businesses if we desire to expand our product portfolio; and

  •
  The cost of manufacturing scale-up and development of marketing operations, if we undertake those activities.

    Additional financing may not be available when we need it or be on terms acceptable to us. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our research and development programs, to relinquish rights to some of our technologies or products, or to license to third parties to commercialize products or technologies that we would otherwise seek to develop ourselves. We could also be required to cease operations. If additional capital is raised through the sale of equity, our stockholders' ownership interest could be diluted and such securities may have rights, preferences or privileges superior to those of our other stockholders. The terms of any debt securities we sell to raise additional capital may place restrictions on our operating activities.

We depend on third parties for a variety of functions, including the research and development, manufacturing, clinical testing and regulatory compliance of our products. We cannot assure you that these arrangements will allow us to successfully develop and manufacture our products.

    We rely, in part, on third parties to perform a variety of functions, including research and development, clinical trials and regulatory affairs management and production of our products. As of March 1, 2001, we have only 19 full-time employees. We currently do not possess the internal infrastructure to independently conduct clinical testing or meet other regulatory responsibilities. If we develop compounds with commercial potential, we will either have to hire additional personnel skilled in the clinical testing and the regulatory compliance processes or engage third parties to perform such services. We currently are a party to several agreements which place substantial responsibility on third parties for clinical development of our products. We also in-license technology from governmental and academic institutions in order to minimize investments in early research, and we enter into collaborative arrangements with certain of these entities with respect to clinical trials of products. We cannot assure you that we will be able to maintain any of these relationships or establish new ones on beneficial terms, that we can enter into these arrangements without undue delays or expenditures, or that these arrangements will allow us to compete successfully.

    We do not have any manufacturing capacity for any products we are developing and do not intend to develop manufacturing capacity in the future. Currently, all of our electrostatic liposome products are produced at the Center for Advanced Drug Development which is affiliated with the University of Iowa Pharmacy School. The center has indicated that it is currently able to meet our needs for research and clinical trials, but we cannot be sure that they will be able to do so on a time or cost-effective basis in the future or that suitable alternatives can be found in a timely manner, or at all. Any failure to obtain adequate supplies of our products could delay or prevent our product development efforts. In order to commercialize our products successfully, we or our collaborators must be able to manufacture products in commercial quantities in compliance with the FDA's current good manufacturing practices, at acceptable costs and in a timely manner. As our products have never been produced in commercial quantities, we cannot be sure that the ease of manufacture, stability, cost and yield we have experienced in small-scale production can be duplicated.

We do not have marketing or sales resources, which makes us dependent on third parties to successfully commercialize our products.

    We have no experience in sales, marketing or distribution. To date, our focus has been on research and development and we currently do not have internal marketing or sales resources. If we receive the required regulatory approvals, we expect to market and sell our products principally through distribution co-marketing, co-promotion or licensing arrangements with third parties. Our agreement with Pharmacia grants Pharmacia exclusive worldwide marketing rights with respect to LED and LEP, although we have the option in the United States to purchase co-promotion rights for these products from Pharmacia, in lieu of receiving royalty payments. To the extent that we enter into distribution, co-marketing, co-promotion or licensing arrangements with third parties for the marketing and sale of our products, any revenues we receive will depend primarily on the efforts of these third parties. We will not control the amount and timing of marketing resources such third parties devote to our products. In addition, if we market products directly, significant additional expenditures and management resources will be required to develop an internal sales force. We have no experience in establishing or maintaining an effective sales and marketing effort. We cannot assure you that we would be able to establish a successful sales force should we choose to do so.

If sufficient quantities of the materials needed to make our products are not available, product development and commercialization could be slowed or stopped.

    We cannot assure you that sufficient quantities of the materials needed to make our products will be available to support the continued research, development or commercial manufacture of our products. We currently obtain synthetic cardiolipin, an important ingredient in our liposome products, from a single source, Avanti Polar Lipids, Inc. We have entered into an exclusive supply agreement with Avanti that will supply us with all of our synthetic cardiolipin requirements. However, we cannot assure you that Avanti will be able to supply sufficient quantities of synthetic cardiolipin that meet all FDA manufacturing requirements. In the event that Avanti elects to terminate this supply agreement or cannot supply sufficient quantities to us, we have a right under the agreement to obtain a non-exclusive license from Avanti that will allow us to continue the manufacture of synthetic cardiolipin. In such an event, we cannot assure you that we will have the capability to manufacture sufficient quantities of synthetic cardiolipin or that we will be able to obtain an alternate supplier.

    FDA regulatory requirements applicable to pharmaceutical products tend to make changes in suppliers costly and time consuming. The unavailability of adequate commercial quantities, the termination of existing supply agreements, the supplier's inability to provide materials due to the failure to meet FDA regulatory requirements, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could impair our ability to manufacture and commercialize our products, which could adversely affect our business.

Our lack of operating experience may cause us difficulty in managing our growth.

    We have no experience in selling pharmaceutical products and in manufacturing or procuring products in commercial quantities in compliance with FDA rules and only limited experience in negotiating, establishing and maintaining collaborative relationships and conducting later-stage phases of the regulatory approval process. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be adversely affected. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources, which are limited.

If we are unable to protect our proprietary rights, we may not be able to compete effectively or operate profitably.

    Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, patent and trade secret protection for new technologies, products and processes is essential to us. We have obtained licenses to 19 United States patents or patent applications relating to our products, and we own one issued patent and two pending United States patent applications covering methods of administering LEP. With respect to these patents and patent applications, however, no assurance can be given that:

  •
  any patents under any currently pending or future applications will be issued;

  •
  the scope of any patent protection will exclude competitors or provide competitive advantages to us;

  •
  any of our patents that may be issued or patents licensed to us will be held valid or will not be limited in scope if subsequently challenged;

  •
  our exclusive licenses will not be terminated;

  •
  others will not claim rights in or ownership to the patents and other proprietary rights held by us; or

  •
  others will not independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how.

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

The use of our technologies could potentially conflict with the rights of others.

    Our commercial success depends to a large extent on our ability to operate without infringing the patents and proprietary rights of others. We may incur substantial costs in defending ourselves in suits that may be brought against us claiming infringement of the patent rights of others, in asserting our patent rights in a suit against another party, or in participating in opposition proceedings in foreign jurisdictions to determine the validity of our patents, or interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of invention in connection with our patent applications or those of others. If we lose, we may be prohibited from pursuing research, development or commercialization of our products or be forced to seek licenses, which may not be available on commercially reasonable terms, if at all, or be subjected to significant liabilities to third parties. Any of these events could have a material adverse effect on us.

Certain of our executive officers have conflicting obligations and may not devote sufficient time to our business.

    Dr. John N. Kapoor, our chairman, is also associated with EJ financial Enterprises, Inc., a health care investment firm which is wholly owned by him, and therefore will have conflicts of interest in allocating his time among various business activities and may have legal obligations to multiple entities. On July 1, 1994, we entered into a consulting agreement with EJ Financial. The consulting agreement provides that we will pay EJ Financial $125,000 per year (paid quarterly) for certain business and financial services, including having certain officers of EJ Financial serve as our officers. EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. In addition, EJ Financial is involved with other companies in the cancer field. Although these companies are pursuing different therapeutic approaches for the treatment of cancer, discoveries made by one or more of these companies could render our products less competitive or obsolete.

If we lose key management and scientific personnel or are unable to attract and retain the talent required for our business, our business could be harmed.

    We are highly dependent on the principal members of our management and scientific staff, including our President, Mr. James M. Hussey. The inability to replace Mr. Hussey might delay product development or the achievement of our strategic objectives. In addition, our success will depend on our ability to attract and retain qualified scientific, technical and managerial personnel. There is intense competition for qualified staff and we cannot assure you that we will be able to retain existing personnel or attract and retain qualified staff in the future.

Members of our scientific advisory board commit only a portion of their time to our business and research activities and we may not have rights to their inventions or discoveries.

    Due to limited internal staff and resources, we rely heavily on members of our scientific advisory board to advance our research and development programs. Members of our scientific advisory board are employed on a full-time basis by academic or research institutions. These individuals will devote only a portion of their time to our business and research activities. In addition except for work performed specifically for and at our direction, the inventions or processes discovered by our consultants and scientific advisors will not become our property but will be the intellectual property of other institutions with which they may have an affiliation. If this happens, we would have to obtain licenses to such technology from such institutions. Invention assignment agreements executed by scientific advisory board members and consultants in connection with their relationships with us may be subject to the rights of their primary employers or other third parties with whom such individuals have consulting relationships.

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

Physicians, patients, payors, or the medical community in general may be unwilling to accept, utilize or recommend any of our products, and the failure to achieve market acceptance will harm our business.

    Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance of our products will depend upon a number of factors, including:

  •
  the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products, including unencapsulated forms of the active agents included in our products; and

  •
  pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators.

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

We may have product liability exposure and insurance against such claims may not be available to us at reasonable rates or at all.

    We currently do not have any product liability insurance and our business exposes us to potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. Although we plan to obtain product liability insurance when and if our products become commercially available, we cannot assure you that we will be able to obtain or maintain this insurance on acceptable terms or that any insurance we obtain will provide us with adequate coverage against potential liabilities. Claims or losses in excess of any liability insurance coverage we obtain could have a material adverse effect on our business.

ITEM 2. PROPERTIES

    The Company's administrative offices are located in approximately 6,440 square feet of leased office space in Lake Forest, Illinois. Prior to moving to the current Lake Forest location in December 2000, the Company subleased approximately 2,158 square feet of space at a market rate rent from Option Care, Inc, an affiliate of the Company's Chairman and principal shareholder, John N. Kapoor. Until moving to the Bannockburn location in November of 1997, the Company occupied office space in Lake Forest, Illinois. This space was provided as part of a consulting agreement with EJ Financial. (See Note 9—"Transactions with Related Parties" in Notes to Financial Statements). Additionally, in January 2001 we entered into a sublease agreement to rent a 35,500 square foot research and development facility in Waukegan, Illinois.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any litigation or other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

    From January 25, 1996 until December 2, 1996 the Company's Common Stock was quoted on the Nasdaq Stock Market's SmallCap Market under the trading symbol NPRM. From December 2, 1996 until April 13, 2000 the Common Stock was traded on the American Stock Exchange under the symbol NEO. Beginning on April 14, 2000, and continuing through the date of this report, the Common Stock has been traded on the Nasdaq National Market under the symbol NEOL.

1999	High	Low
First Quarter	19 7/8	10
Second Quarter	21 5/8	14 1/4
Third Quarter	18 3/4	12 7/8
Fourth Quarter	21 9/16	13 1/8

2000	High	Low
First Quarter	32 1/2	18 3/8
Second Quarter	24 1/2	12 3/4
Third Quarter	41 1/16	18
Fourth Quarter	40 3/8	22

    As of March 1, 2001, there were 48 holders of record of the Common Stock, and the Company estimates that as of such date there were more than 2,100 beneficial holders of the Common Stock. The Company has never paid a cash dividend on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	1996	1997	1998	1999	2000
Statement of Operations Data:
Revenues	$—	$550,000	$—	$11,000,000	$3,000,000
Operating expenses:
Research and development	1,099,631	1,411,692	1,611,343	3,758,980	3,791,667
General and administrative	956,924	1,370,486	1,691,132	2,446,926	3,040,671
Income/(loss) from operations	(2,056,555)	(2,232,178)	(3,302,475)	4,794,094	(3,832,338)
Interest income	$238,275	$210,501	$88,752	626,508	3,322,163
Interest expense	(47,365)	—	—	(2,126)	—
Interest income (expense)-net	190,910	210,501	88,752	624,382	3,322,163
Income/(loss) before income taxes	$(1,865,645)	$(2,021,677)	$(3,213,723)	$5,418,476	$(510,175)
Income taxes	—	—	(1,640,000)	1,664,000	15,653
Income/(loss) before cumulative effect of accounting change	$(1,865,645)	$(2,021,677)	$(1,573,723)	$3,754,476	$(525,828)
Cumulative effect of accounting change (see Note 5—"Change in Stock Compensation Method" in Notes to Financial Statements)	—	—	—	—	$139,598
Net income/(loss)	$(1,865,645)	$(2,021,677)	$(1,573,723)	$3,754,476	$(386,230)
Basic net income/(loss) per share	$(.24)	$(.25)	$(.19)	$.39	$(.03)
Diluted net income/(loss) per share	$(.24)	$(.25)	$(.19)	$.34	$(.03)

	December 31,
	1996	1997	1998	1999	2000
Balance Sheet Data:
Cash & Cash equivalents	$4,479,041	$2,776,697	$40,681	$24,664,567	$139,777,330
Working capital (deficit)	4,013,010	2,348,904	1,077,255	23,938,684	139,841,734
Total assets	4,492,208	2,854,499	1,781,548	25,051,748	140,531,777
Accumulated deficit	(1,865,645)	(3,887,322)	(5,461,045)	(1,706,569)	(2,092,799)
Total stockholders' equity (deficit)	4,026,177	2,374,072	1,178,122	24,005,058	140,092,078

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

    Since we began doing business in June 1990, we have devoted our resources primarily to funding research and product development programs. We expect to continue to incur losses as we expand our research and development activities and sponsorship of clinical trials. As of December 31, 2000, we had an accumulated deficit of approximately $2,093,000.

Results of Operations

  Years Ended December 31, 2000, 1999, and 1998

    Operating revenues during the three fiscal years ended December 31, 2000, 1999 and 1998, were $3,000,000, $11,000,000 and $0, respectively. Operating revenue in 2000 consisted of a milestone payment from our partner, Pharmacia, upon initiation of Phase II clinical trials for LEP. 1999 operating revenue consisted of a $9,000,000 non-refundable license fee from Pharmacia upon execution of the LEP/LED license agreement, as well as a $2,000,000 milestone payment for transferring the investigational new drug applications for LEP and LED to Pharmacia. Potential total milestone payments of $47,000,000 from Pharmacia are still available under the agreement.

    Interest income for 2000, 1999 and 1998 totaled approximately $3,322,000, $627,000 and $89,000, respectively. The 2000 increase in interest income over 1999 reflects higher levels of cash equivalent investments resulting from the proceeds received from the sale of 3,480,000 shares of the Company's common stock completed in October 2000. The 1999 increase in interest income compared to 1998 is due to higher levels of cash equivalent investments resulting from cash received pursuant to the Pharmacia agreement and the calling of our warrants.

    We incurred research and development expenses of approximately $3,792,000 in 2000 as compared to $3,759,000 in 1999 and $1,611,000 in 1998. Research and development expenses increased in 2000 due to an increase in spending of $700,000 related primarily to the development of our LE-AON, LEM, LEE, LE-SN38, IL13-PE38 and SS1(dsFv)-PE38 products, and increased payroll, consulting and related expenses of $500,000 due to increased staffing requirements. Due to the assumption of all future expenses related to the development of LEP and LED by Pharmacia, research and development expenses for these products decreased by $1,170,000 in 2000. The increase in 1999 research and development expenses over 1998 is primarily due to the increased research expenses on our IL13-PE38, SS1(dsFv)-PE38 and LE-AON products of $1,000,000, an amendment fee of $800,000 paid to Georgetown in consideration for certain modifications to the Georgetown research and license agreements, a termination fee of $50,000 paid to BioChem related to one of our license agreements and increased payroll, consulting and related expenses of $620,000. Our research and development expenses related to LEP and LED decreased by approximately $330,000 in 1999 because Pharmacia assumed all future development costs of these products under its licensing agreement.

    We incurred general and administrative expenses of approximately $3,041,000 in 2000 as compared to $2,447,000 in 1999 and $1,691,000 in 1998. General and administrative expenses increased in 2000 primarily as a result of an increase in payroll, consulting and related expenses of $200,000 due to increased staffing requirements, increased registration fees of $90,000 from the increase in the Company's authorized shares, increased insurance costs of $70,000 to increase insurance coverages, increased printing expenses of $60,000, increased travel expenses of $50,000, moving expenses of $50,000 and an increase in other miscellaneous office expenses of approximately $70,000. The increase in 1999 general and administrative expenses over 1998 is primarily the result of increased professional fees of $335,000, increased payroll costs of $271,000, increased investor relations costs of $132,000, increased insurance costs of $59,000 and a reduction in other miscellaneous expenses of $41,000.

    As a result of the relocation of the Company's corporate offices to larger, more functional space in Lake Forest, Illinois to accommodate the larger staff, the Company invested approximately $250,000 in office furniture and equipment in 2000. The Company anticipates making further investments in furniture and equipment in 2001 as a result of adding more staff and to equip the Company's new research and development facility in Waukegan, Illinois.

  Liquidity and Capital Resources

    At December 31, 2000, we had approximately $139,777,000 in cash and cash equivalents and net working capital of approximately $139,842,000, as compared with $24,665,000 and $23,939,000, respectively, at December 31, 1999. We believe that our cash and cash equivalents should be adequate to fund operations for the next 12 months. However, we can offer no assurances that additional funding will not be required during that period. All excess cash has been invested in short-term investments.

    Our assets at December 31, 2000 were approximately $140,532,000 compared to $25,052,000 at December 31, 1999. This increase in assets was primarily due to an increase of cash and cash equivalents of approximately $115,113,000 as a result of cash used in operating activities of approximately $683,000, cash used to purchase equipment and furniture of approximately $249,000 and cash provided by financing activities of approximately $116,044,000. The cash provided by financing activities resulted primarily from the receipt of the proceeds from the sale of 3,480,000 shares of common stock by the Company in the second half of 2000.

    On October 22, 1998, we established a $3,000,000 line of credit (the "Line of Credit") with the John N. Kapoor Trust dtd. 9/20/89, an entity affiliated with our Chairman. Interest on borrowings on the Line of Credit were accrued at the rate of 2% over the prime rate of the Northern Trust Bank. We borrowed $250,000 on the Line of Credit on January 8, 1999. The $250,000 plus all accrued interest was repaid on January 29, 1999. The Line of Credit terminated upon the signing of the Pharmacia licensing agreement on February 19, 1999.

    Our liabilities at December 31, 2000 decreased to approximately $440,000 from approximately $1,047,000 at December 31, 1999. This decrease was attributable to a reduction in accrued compensation at year-end of approximately $296,000 due to the payment of year 2000 bonuses prior to year-end, a decrease in obligations under research agreements of approximately $60,000 resulting from payments of obligations made in December 2000 rather than January 2001, a decrease in trade payables of approximately $243,000 and a decrease in accrued expenses of approximately $7,000.

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

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999, which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board Issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," effective for all fiscal quarters beginning after June 15, 2000. SFAS No. 137 allows companies that have not applied early adoption of SFAS No. 133 to delay implementation until quarters beginning after June 15, 2000. Implementation of SFAS No. 133/SFAS No. 137 had no material impact on the Company's financial statements since it has already been adopted.

Forward Looking Statements

    This annual report on Form 10-K includes forward looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us, including, among other things:

  •
  general economic and business conditions, both nationally and in our markets;

  •
  our expectations and estimates concerning future financial performance and financial plans;

  •
  anticipated trends in our business;

  •
  the impact of competition and technological change;

  •
  relationships with our collaborative partners;

  •
  our ability to enter into future collaborative relationships;

  •
  variability of our royalty, license and other revenues;

  •
  results of our research and development activities;

  •
  existing and future regulations affecting our business;

  •
  our ability to obtain rights to technology;

  •
  our ability to obtain and enforce patents;

  •
  our ability to obtain FDA approvals for our products;

  •
  the availability of qualified personnel; and

  •
  exisiting and future factors set forth under "Risk Factors" in this annual report.

    In addition, in this annual report, the words "believe," "may," will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements.

    We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this annual report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The Financial Statements and Supplementary Data are incorporated herein by reference to the Company's Financial Statements included as Exhibit 1. The information is contained as follows:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

    None.

PART III

ITEM 10. MANAGEMENT

    The directors and executive officers of NeoPharm are as follows:

Name	Age	Position	Position Held Since
John N. Kapoor, Ph.D.	57	Director, Chairman of the Board	1990
James M. Hussey	41	President, Chief Executive Officer, and Director	1998
Erick E. Hanson(1)(2)	54	Director	1997
Sander A. Flaum(1)(2)	63	Director	1998
Matthew P. Rogan, M.D.(1)(2)	55	Director	2000
Kaveh T. Safavi, M.D., J.D.(1)(2)	40	Director	2000
Jeffrey W. Sherman, M.D., F.A.C.P.	46	Executive Vice President, Chief Medical Officer	2000
Lawrence A. Kenyon, C.P.A.	35	Chief Financial Officer	2000
Imran Ahmad, Ph.D.	36	Vice President, Research and Development	2000
Lewis Strauss, M.D.	50	Vice President, Clinical Development	1998

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

    All directors hold office until the next annual meeting of the stockholders and until their successors are duly elected. Officers are appointed to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

    John N. Kapoor, Ph.D., Chairman of the Board of Directors, joined us in July 1990 as a member of our Board of Directors. Prior to forming our company, Dr. Kapoor formed EJ Financial Enterprises, Inc., a health care consulting and investment company, in March 1990, of which Dr. Kapoor is currently President. Dr. Kapoor is presently Chairman of Option Care, Inc., a provider of home health care services, Chairman and interim CEO of Akorn, Inc., a manufacturer, distributor and marketer of generic ophthalmic products, a director of Introgen Therapeutics, Inc., a gene therapy company, a director of First Horizon Pharmaceuticals, Inc., a distributor of pharmaceuticals, and a director of Integrated Surgical Systems, Inc., a manufacturer and distributor of robotic surgical products. Dr. Kapoor received his Ph.D. in medicinal chemistry from the State University of New York in 1970 and a B.S. in pharmacy from Bombay University in India.

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

    Erick E. Hanson joined us as a Director in April 1997. Mr. Hanson is currently President of Hanson and Associates, a consulting firm working with venture capital companies. Previously, Mr. Hanson served as President and Chief Executive Officer of Option Care, Inc., a provider of home health care services. Prior to joining Option Care, Inc. Mr. Hanson held a variety of positions with Caremark, Inc., including from 1991-1995, Vice President Sales and Marketing. Mr. Hanson served as

President and Chief Operating Officer of Clinical Partners, Inc. in Boston, MA, from 1989-1991 and prior to 1989 was associated with Blue Cross and Blue Shield of Indiana for over twenty years. Mr. Hanson presently serves on the Board of Directors for Condell Medical Centers and Integrity Healthcare, Inc., a home healthcare provider.

    Sander A. Flaum joined us as a director in July 1998. Mr. Flaum is Chairman and Chief Executive Officer of Robert A. Becker EURO RSCG, a marketing and advertising company. Prior to joining Robert A. Becker, Mr. Flaum was Executive Vice President of Kleinter Advertising and prior to that served as Marketing Director of Lederle Laboratories, a division of American Cyanamid where he was employed from 1965-1984. Mr. Flaum is Adjunct Professor of Management at the Fordham University Graduate School of Business and also serves on the Board of Directors of Hollins Communications Research Institute, Atrix Laboratories and Integrity Pharmaceuticals.

    Dr. Matthew P. Rogan is President and CEO of Unicorn Pharma Consulting, Inc., a provider of customized pharmaceutical and biotechnology medical services. From 1997 to 1999, Dr. Rogan was Vice President, Medical Affairs for Sanofi Pharmaceuticals in the United States. Prior to joining Sanofi, Dr. Rogan served as Senior Medical Director, Medical Affairs for Zeneca Pharmaceuticals from 1996-1997 and was director of Clinical Support at Burroughs Wellcome from 1993-1995. Prior to 1993, Dr. Rogan held senior positions with Bristol-Myers Squibb. Dr. Rogan is a Dipolmate of the American Board of Pediatrics, a Fellow of the American Academy of Pediatrics and a member of the American Academy of Pharmaceutical Physicians.

    Dr. Kaveh T. Safavi is Vice President of Business and Strategic Development for Alexian Brothers of Illinois, Inc., a multi-hospital health system in metropolitan Chicago, Illinois. Prior to assuming his current position in January 2000, Dr. Safavi served as Vice President, Medical Affairs for United Healthcare of Illinois, Inc., a large managed care organization from 1996-1999 and served as President of Health Springs Medical Group of Illinois, a primary care group practice and physician practice management company from 1993 to 1995. Dr. Safavi is board certified in Internal Medicine and Pediatrics and is licensed to practice law in the State of Illinois.

    Dr. Jeffrey W. Sherman, M.D., F.A.C.P., joined us in September 2000 as Executive Vice President and Chief Medical Officer. Dr. Sherman joins us from G.D. Searle & Co. where, since joining that firm in 1992, he has held a variety of positions, most recently serving as Executive Director, Immunoinflammatory/Infectious Disease, Clinical Research, with his focus being on Oncology Clinical Research. Dr. Sherman received his medical degree from the Finch University of Health Sciences/The Chicago Medical School and is a member of numerous professional societies and a Diplomate of the National Board of Medical Examiners and the American Board of Internal Medicine.

    Lawrence A. Kenyon joined us in September 2000 as our Chief Financial Officer. From October 1999 until September 2000 Mr. Kenyon was Senior Vice President of the Gabelli Mathers Fund, a regulated investment company. Prior to that, Mr. Kenyon held a variety of positions with Mathers and Company, Inc., an investment management firm, most recently serving as the Chief Financial Officer for both Mathers and Company, Inc. and Mathers Fund, Inc., a regulated investment company. Mr. Kenyon is a Certified Public Accountant and received his B.B.A. in Accounting from the University of Wisconsin—Whitewater in 1987.

    Imran Ahmad, Ph.D., Vice President, Research and Development, joined NeoPharm in July 2000. Prior to joining NeoPharm, Dr. Ahmad held a variety of positions at the Liposome Company, most recently serving as Assistant Director of Research and Development where his responsibilities included directing the pre-clinical research program. Dr. Ahmad conducted his post-doctoral work at the University of Alberta, Canada.

    Dr. Lewis Strauss, M.D., joined us as Chief Medical Officer, in April 1998. After completing his medical training at Cornell Medical College and his pediatric residency at The Johns Hopkins School of Medicine in Baltimore, Dr. Strauss served as a Pediatric Oncologist at Johns Hopkins Oncology Center (1980-1991) and at Northwestern University (1991-1997). Upon Dr. Jeffrey Sherman joining us in September 2000 as Chief Medical Officer, Dr. Strauss became Vice President, Clinical Development.

    John N. Kapoor, PhD., one of our directors and a principal stockholder, was previously the Chairman and President of Lyphomed, Inc. Fujisawa Pharmaceutical Co., Ltd. was a major stockholder of Lyphomed from the mid-1980's until 1990, at which time Fujisawa completed a tender offer for the remaining shares of Lyphomed, including the shares held by Dr. Kapoor. In 1992, Fujisawa filed suit in federal District Court in Illinois against Dr. Kapoor alleging that between 1980 and 1986, Lyphomed filed a large number of allegedly fraudulent new drug applications with the FDA, and that Dr. Kapoor's failure to make certain disclosures to Fujisawa constituted a violation of federal securities laws and the Racketeer Influenced and Corrupt Organizations Act. Fujisawa also alleged state law claims. Dr. Kapoor countersued, and in 1999, the litigation was settled on terms mutually acceptable to the parties. The terms of the settlement are subject to a confidentiality agreement.

    Officers serve at the discretion of the Board of Directors. There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

    Based solely on a review of the copies of reports furnished to the Company or written representations that no reports were required, the Company believes that, during the 2000 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions "Executive Compensation", "Compensation of Directors," "Election of Directors-Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" in the Company's definitive Proxy Statement which is filed with the Securities and Exchange Commission (the "commission") within 120 days of the Company's fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

    The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days do the Company's fiscal year ended December 31, 2000.

PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
Exhibits

  None

(b)
Financial Statements

    (1) Financial Statements

    The financial statements filed as part of this Registration Statement are listed in the Index to Financial Statements of the Company on Page 37.

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

Signature	Title	Date

John N. Kapoor	Director, Chairman of the Board	March 29, 2001
James M. Hussey	Director, President, and Chief Executive Officer (Principal Executive Officer)	March 29, 2001
Erick E. Hanson	Director	March 29, 2001
Sander Flaum	Director	March 29, 2001
Matthew P. Rogan	Director	March 29, 2001
Kaveh T. Safavi	Director	March 29, 2001
Lawrence A. Kenyon	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2001

INDEX TO FINANCIAL STATEMENTS

NEOPHARM, INC.
(A DELAWARE CORPORATION)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of NeoPharm, Inc.:

    We have audited the accompanying balance sheets of NeoPharm, Inc. (a Delaware corporation) as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoPharm, Inc. as of December 31, 1999 and 2000, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

    As explained in Note 5 to the financial statements, effective July 2000, the Company changed its method of accounting for non-employee director stock compensation.

                      ARTHUR ANDERSEN LLP

Chicago, Illinois
March 9, 2001

NEOPHARM, INC.
(A DELAWARE CORPORATION)

BALANCE SHEETS

	December 31,
	1999	2000
ASSETS
Current assets:
Cash and cash equivalents	$24,664,567	$139,777,330
Other receivables	76,007	3,366
Tax refund receivable	126,000	—
Prepaid expenses	118,800	500,737
Deferred taxes (Note 6)	—	—

Total current assets	$24,985,374	$140,281,433
Equipment and furniture:
Equipment	85,447	131,981
Furniture	62,816	205,903
Leasehold Improvements	17,394	76,840
Less accumulated depreciation	(99,283)	(164,380)

Total equipment and furniture, net	66,374	250,344

Total assets	$25,051,748	$140,531,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Obligations under research agreements	$68,333	$8,333
Accounts payable	567,357	323,797
Accrued compensation	296,000	—
Accrued audit and accounting expense	45,000	45,525
Accrued annual report costs	50,000	42,044
Other accrued expenses	20,000	20,000

Total current liabilities	$1,046,690	439,699

Stockholders' equity:
Common stock, $.0002145 par value; 25,000,000 shares authorized, 11,028,617 and 14,656,588 shares issued and outstanding as of December 31, 1999 and 2000, respectively	2,366	3,145
Additional paid-in capital	25,709,261	142,181,732
Accumulated deficit	(1,706,569)	(2,092,799)

Total stockholders' equity	$24,005,058	$140,092,078

Total liabilities and stockholders' equity	$25,051,748	$140,531,777

The accompanying notes to financial statements are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	1998	1999	2000
Revenues	$—	$11,000,000	$3,000,000

Expenses:
Research and development	1,119,524	2,375,458	3,051,003
General and administrative	1,655,469	2,413,901	3,007,546
Related party expenses (Note 9)	527,482	1,416,547	773,789

Total expenses	3,302,475	6,205,906	6,832,338

Income/(loss) from operations	(3,302,475)	4,794,094	(3,832,338)
Interest income	88,752	626,508	3,322,163
Interest expense	—	2,126	—

Interest income - net	88,752	624,382	3,322,163

Income/(loss) before income taxes	$(3,213,723)	$5,418,476	$(510,175)
Income taxes (benefit)/expense	(1,640,000)	1,664,000	15,653

Income/(loss) before cumulative effect of accounting change	$(1,573,723)	$3,754,476	$(525,828)

Cumulative effect on prior years (to December 15, 1998) of changing to a different stock compensation method (Note 5)	—	—	139,598

Net income/(loss)	$(1,573,723)	$3,754,476	$(386,230)

Net income/(loss) per share
Basic
Net income/(loss) before cumulative effect of accounting change	$(.19)	$.39	$(.04)
Cumulative effect of accounting change on prior years (Note 5)	—	—	$.01

Net income/(loss) per share - basic	$(.19)	$.39	$(.03)

Diluted
Net income/(loss) before cumulative effect of accounting change	$(.19)	$.39	$(.04)
Cumulative effect of accounting change on prior years (Note 5)	—	—	$.01

Net income/(loss) per share - diluted	$(.19)	$.34	$(.03)

Pro forma amounts assuming new stock compensation method applied retroactively
Net income/(loss) before cumulative effect of accounting change	$(1,573,723)	$3,894,074	$(525,828)
Net income/(loss) per share - basic	$(.19)	$.41	$(.04)
Net income/(loss) per share - diluted	$(.19)	$.35	$(.04)
Weighted average shares outstanding
Basic	8,213,980	9,567,661	11,999,934
Diluted	8,757,187	11,155,092	12,890,826

The accompanying notes to financial statements are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

	Common Stock Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 1997	8,195,810	$1,758	$6,259,636	$(3,887,322)	$2,374,072
Issuance of stock pursuant to exercise of stock options	22,500	5	82,339	—	82,344
Issuance of stock pursuant to restricted stock grants	74,235	16	263,109	—	263,125
Exercise of warrants	49,234	10	(10)	—	—
Net loss	—	—	—	(1,573,723)	(1,573,723)
Issuance of options to non-employees	—	—	32,304	—	32,304

Balance at December 31, 1998	8,341,779	$1,789	$6,637,378	$(5,461,045)	$1,178,122
Issuance of stock pursuant to exercise of stock options	356,000	76	1,495,424	—	1,495,500
Issuance of stock pursuant to restricted stock grants	5,372	1	79,826	—	79,827
Issuance of stock to Pharmacia & Upjohn	452,861	97	7,999,903	—	8,000,000
Exercise of warrants	1,872,605	403	9,073,983	—	9,074,386
Net income	—	—	—	3,754,476	3,754,476
Issuance of options to non-employees	—	—	422,747	—	422,747

Balance at December 31, 1999	11,028,617	$2,366	$25,709,261	$(1,706,569)	$24,005,058
Issuance of stock pursuant to exercise of stock options	77,324	17	370,252	—	370,269
Issuance of stock pursuant to restricted stock grants	3,229	1	66,898	—	66,899
Issuance of stock pursuant to follow-on offering	3,480,000	747	115,673,334	—	115,674,081
Exercise of warrants	67,418	14	(14)	—	—
Net loss	—	—	—	(386,230)	(386,230)
Issuance of options to non-employees	—	—	501,599	—	501,599
Cumulative effect of accounting change (Note 5)	—	—	(139,598)	—	(139,598)

Balance at December 31, 2000	14,656,588	$3,145	$142,181,732	$(2,092,799)	$140,092,078

The accompanying notes to financial statements are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	1998	1999	2000
Cash flows provided by/(used in) operating activities:
Net income/(loss)	$(1,573,723)	$3,754,476	$(386,230)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	27,145	38,583	65,097
Deferred income taxes	(1,640,000)	1,640,000	—
Expense from non-employee stock options	32,304	422,747	501,599
Cumulative effect of accounting change (Note 5)	—	—	(139,598)
Restricted stock grants in lieu of cash compensation	263,125	79,827	66,899
Income tax refunds received	—	—	110,347
(Increase)/decrease in other assets	52,634	(320,807)	(293,642)
Increase/(decrease) in accounts payable and accrued liabilities	122,999	443,264	(606,992)

Net cash and cash equivalents provided by/(used in) operating activities	(2,715,516)	6,058,090	(682,520)

Cash flows used in investing activities:
Purchase of equipment and furniture	(102,844)	(4,090)	(249,067)

Net cash and cash equivalents used in investing activities	(102,844)	(4,090)	(249,067)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	82,344	9,495,500	116,044,350
Proceeds from exercise of warrants	—	9,074,386	—
Cashless exercise of warrants, charge	(484,955)	(1,074,208)	(1,844,314)
Cashless exercise of warrants, proceeds	484,955	1,074,208	1,844,314

Net cash and cash equivalents provided by financing activities	82,344	18,569,886	116,044,350

Net increase/(decrease) in cash	(2,736,016)	24,623,886	115,112,763
Cash and cash equivalents, beginning of period	2,776,697	40,681	24,664,567

Cash and cash equivalents, end of period	$40,681	$24,664,567	$139,777,330

Supplemental disclosure of cash paid for:
Interest	$—	$2,126	$—
Income taxes	$—	$150,000	$—

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

    In 1999, the company granted 5,372 shares of restricted common stock to employees as compensation and recorded compensation expense of $79,827 based on the fair market value of the shares on the date of grant. Additionally, holders of the Company's Representative warrants that were issued as part of the initial public offering exercised on a cashless basis 44,935 of 86,000 outstanding warrants. Each warrant entitles the holder to two shares of common stock for an exercise price of $9.80. The Company called its 837,067 redeemable common stock purchase warrants and the 67,500 warrants underlying its representative's warrants on June 24, 1999. The period for exercising the outstanding warrants closed at the close of business on July 27, 1999. Warrant holders exercised 836,942 of the redeemable warrants and 67,500 of the underlying warrants for total net proceeds to the Company of $9,074,386. Pursuant to its license agreement, Pharmacia purchased 452,861 shares of the Company's common stock at a price of $17.6655 per share on July 23, 1999.

    In 2000, the company granted 3,229 shares of restricted common stock to employees as compensation and recorded compensation expense of $66,899 based on the fair market value of the shares on the date of grant. Additionally, holders of the Company's Representative warrants that were issued as part of the initial public offering exercised on a cashless basis the remaining 41,065 outstanding warrants. Each warrant entitles the holder to two shares of common stock for an exercise price of $9.80. As of December 31, 2000 there are no warrants outstanding.

    The Company sold 3,000,000 shares of common stock to the public at a price of $35.50 per share on September 25, 2000. In addition, the underwriters exercised their option to purchase an additional 480,000 shares at $35.50 per share on October 4, 2000. These sales of common stock resulted in net proceeds to the Company of $115,674,081 after expenses.

The accompanying notes to financial statements are an integral part of these statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999 and 2000

1. ORGANIZATION AND BUSINESS:

    NeoPharm, Inc. (the "Company"), a Delaware corporation, was incorporated on June 15, 1990, under the name of OncoMed, Inc. In March 1995, the Company changed its name to NeoPharm, Inc. The Company is engaged in the research, development and commercialization of drugs for the treatment of various forms of cancer. At December 31, 2000, the Company has a portfolio of eight anticancer drugs, four of which are in human clinical trials.

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

    The Company is continuing to develop its products which requires substantial capital for research, product development and market development activities. The Company has not yet initiated marketing of a commercial product. Future product development will require clinical testing, regulatory approval and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to make progress in the development of its products and, ultimately, upon its ability to attain future profitable operations through the successful manufacturing and marketing of those products. There can be no assurance that the Company will be able to obtain necessary financing or regulatory approvals to be able to successfully develop, manufacture and market its products, or attain successful future operations. Insufficient funds could require the Company to delay, scale back or eliminate one or more of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop without relinquishing its rights thereto. Accordingly, the predictability of the Company's future success is uncertain.

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

    From its inception on June 15, 1990, through December 31, 1998, the Company was classified as a development stage entity. The Company completed its development stage upon the out-licensing of its first major compound to Pharmacia & Upjohn ("Pharmacia") in February of 1999. Accordingly, the inception to date information is not presented in these financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES:

Research and Development

    Research and development costs are expensed when incurred. These costs include, among other things, consulting fees and costs reimbursed to Georgetown pursuant to the agreements as described in Note 7. Payments related to the acquisition of technology rights, for which development work is in process, are expensed and considered a component of research and development costs. The Company also allocates indirect costs, consisting primarily of operational costs for administering research and development activities, to research and development expenses.

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

Stock-Based Compensation

    As provided by SFAS No. 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS No. 123 (see Note 4).

Revenue Recognition-License Fees

    The Company has licensed certain of its technologies to third parties in return for up-front license fees and subsequent milestone-based payments. The Company's policy is to recognize revenue upon receipt of the license fees or milestone payments provided the payments are non-refundable and are not subject to future performance obligations. All payments received to-date have been non-refundable. Further, the Company has no material obligations to provide future services or financial support under the terms of the license agreements. The Company was required to implement Staff Accounting

Bulletin ("SAB") 101 in the fourth quarter of 2000. Adoption of SAB 101 had no material effect on the Company's financial statements since the Company had been in compliance with SAB 101 prior to adoption.

Reclassification

    Certain amounts in previously issued financial statements have been reclassified to conform to 2000 classifications.

Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999, which requires an entry to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," effective for all fiscal quarters beginning after June 15, 2000. SFAS No. 137 allows companies that have not applied early adoption of SFAS No. 133 to delay implementation until quarters beginning after June 15, 2000. Implementation of SFAS No. 133/SFAS No. 137 had no material impact on the Company's financial statements since it has already been adopted.

3. INCOME PER SHARE

    The following table sets forth the computation of the basic and diluted loss per share from continuing operations:

	1998	1999	2000
Numerator:
Net income/(loss)	$(1,573,723)	$3,754,476	$(386,230)

Denominator:
Denominator for basic income/(loss) per share
Weighted average shares	8,213,980	9,567,661	11,999,934
Effect of dilutive securities:
Stock options	467,379	833,694	878,606
Warrant exercise	75,829	753,737	12,286

Dilutive potential common shares	543,207	1,587,431	890,892
Denominator for diluted income/(loss) per share-
Weighted average shares and assumed
Conversions	8,757,187	11,155,092	12,890,826

Basic income/(loss) per share	$(0.19)	$.39	$(.03)

Diluted income/(loss) per share	$(0.19)	$.34	$(.03)

    Options to purchase 242,521, 10,000 and 61,500 shares of common stock were outstanding as of December 31, 1998, 1999 and 2000, respectively but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive. For additional disclosure regarding the Company's stock options and warrants, see Notes 5 and 10.

4. STOCK OPTIONS

Option Agreements

    On July 23, 1998, the board of directors approved the NeoPharm, Inc. 1998 Equity Incentive Plan (the "1998 Plan"), which provides for the grant of options to acquire up to 2,000,000 shares of the Company's common stock. Additionally, 250,000 of the 2,000,000 shares can be used for restricted stock grants to employees and consultants. The option prices shall be not less than 85% of the fair market value of the stock as determined by the Administrator pursuant to the 1998 Plan. The consideration paid for shares of restricted stock shall not be less than the par value of the Company's common stock.

    The Company accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards to employees since the exercise price of options granted is equal to market value on the date of grant. Had compensation cost for such stock option awards under the plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

		1998	1999	2000
Net Income/(Loss):	As Reported	$(1,573,723)	$3,754,476	$(386,230)
	Pro Forma	(1,962,971)	2,981,413	(2,296,850)
Basic EPS:	As Reported	(.19)	.39	(.03)
	Pro Forma	(.24)	.31	(.19)
Diluted EPS:	As Reported	(.19)	.34	(.03)
	Pro Forma	(.24)	.27	(.19)

    The Company has granted options to purchase 770,866 shares to certain non-employees of which 302,250 such options remain outstanding and unexercised at December 31, 2000. The Company accounts for these options using a fair value method with the fair value of these options determined at the date of grant. From inception through December 31, 1995 the Company deemed the fair value of these options on the date of grant to be nominal, and no expense was recorded. For all subsequent years, the fair value of option grants was calculated using the Black-Scholes pricing model. For the year ended December 31, 1998, 1999 and 2000, an expense of $32,304, $422,747 and $501,599 was recorded respectively.

    A summary of stock option activity is as follows:

	Options Outstanding
Grant/Exercise Date	Number of Shares	Exercise Price Per Share
Balance at December 31, 1997	691,324	$.03217-7.38

Grants:
January, 1998	400,000	$4.75
April, 1998	20,000	3.75
July, 1998	37,000	3.875
September, 1998	100,000	2.25
Exercises:
December, 1998	(22,500)	$3.50-4.9375
Cancellations:
April, 1998	(50,000)	7.00

Balance at December 31, 1998	1,175,824	$2.25-$7.00

Grants:
January, 1999	337,000	$11.875
June, 1999	10,000	18.50
Exercises:
January, 1999	(2,000)	$3.50
February, 1999	(50,000)	3.50
April, 1999	(500)	3.50
July, 1999	(31,000)	3.875-7.375
August, 1999	(169,000)	3.50-7.00
September, 1999	(73,000)	2.25-3.875
October, 1999	(20,000)	2.25
November, 1999	(3,000)	3.50-4.875
December, 1999	(7,500)	3.875-4.875

Balance at December 31, 1999	1,166,824	$.03217-$18.50

Grants:
January, 2000	170,000	$21.5625
June, 2000	50,000	17.00-18.9375
August, 2000	175,000	19.50-22.50
September, 2000	2,000	27.6875
October, 2000	27,500	33.8125-36.25
November, 2000	15,000	26.25
December, 2000	32,000	27.375-29.625

Exercises:
January, 2000	(3,108)	$0.03217
February, 2000	(15,000)	3.50
March, 2000	(15,500)	3.50-7.00
April, 2000	(11,108)	0.03217-7.00
June, 2000	(1,200)	4.9375
July, 2000	(800)	4.9375-11.875
August, 2000	(1,250)	11.875
September, 2000	(21,750)	0.03217-11.875
October, 2000	(4,000)	3.50
November, 2000	(3,608)	0.03217-11.875
Cancellations:
July, 2000	(1,500)	11.875
October, 2000	(12,500)	11.875-21.5625

Balance at December 31, 2000	1,547,000	$2.25-$36.25

    Options vested and eligible for exercise on December 31, 1997 included 9,324 at an exercise price of $.03217, 394,000 options at an exercise price of $3.50, 15,000 options at an exercise price of $6.00, 124,500 options at an exercise price of $7.00, and 1,000 options at an exercise price of $7.375. Options vested and eligible for exercise on December 31, 1998 include 9,324 options at an exercise price of $0.03217, 374,000 options at an exercise price of $3.50, 2,500 options at an exercise price of $4.875, 30,000 options at an exercise price of $6.00, 197,000 options at an exercise price of $7.00 and 1,000 options at an exercise price of $7.375. Options vested and eligible for exercise on December 31, 1999 include 9,324 options at an exercise price of $0.03217, 144,000 options at an exercise price of $3.50, 5,000 options at an exercise price of $3.75, 8,000 options at an exercise price of $3.875, 100,000 options at an exercise price of $4.75, 2,500 options at an exercise price of $4.9375, 22,500 options at an exercise price of $6.00 and 122,000 options at an exercise price of $7.00. Options vested and eligible for exercise on December 31, 2000 include 25,000 options at an exercise price of $2.25, 108,500 options at an exercise price of $3.50, 10,000 options at an exercise price of $3.75, 6,000 options at an exercise price of $3.875, 200,000 options at an exercise price of $4.75, 30,000 options at an exercise price of $6.00, 105,000 options at an exercise price of $7.00, 76,250 options at an exercise price of $11.875, 10,000 options at an exercise price of $18.50 and 15,000 options at an exercise price of $20.00.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the option grants in 1998, 1999 and 2000 respectively: risk-free interest rates of 5.50 percent, 5.31 percent and 5.77 percent; expected dividend yields of 0.00 percent; expected life of 10 years; expected volatility of 89.82 percent, 91.05 percent and 91.24 percent.

5. CHANGE IN STOCK COMPENSATION METHOD

    In 2000, FASB issued its Interpretation 44, which required all non-employee directors of the Company to be treated as employees for computing stock compensation expense. Stock compensation in prior years, beginning in 1999, was computed assuming that the Company's non-employee members of the Board of Directors were not employees. The new method of stock compensation was adopted retroactively and has been applied to stock compensation expense in prior years. The effect of the change in 2000 was to increase income by $139,598 ($.01 per share). The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application on stock compensation had the new method been in effect.

6. FEDERAL INCOME TAXES:

    From inception through October 11, 1995, the Company operated as an S Corporation for income tax purposes. Losses incurred during this period are reported on the stockholders' tax return, and are not available to the Company as a net operating loss carry forward.

    On October 11, 1995, the Company voluntarily terminated its S Corporation election. Since that time, losses incurred represent net operating loss carry forwards which can be used to offset future taxable income. Total net operating loss carry forwards were approximately $6,864,000 and approximately $8,200,000 as of December 31, 1999 and 2000, respectively. The net operating loss carry forwards will expire as follows:

Year of Expiration	Amount
2011	$1,773,000
2012	1,969,000
2013	3,122,000
2015	1,336,000

    The Company has general business credit carry forwards of approximately $276,000 which expire in the years 2011-2014.

    The Company made payments of $150,000 towards federal alternative minimum tax during 1999 of which $110,347 was refunded during 2000. Of the remaining payments, of $24,000 generated alternative minimum tax credit carry forwards of a like amount that are available to reduce future federal regular income taxes, if any, over an indefinite period, and $15,653 was charged against the year 2000 income tax provision.

    The components of income tax expense/(benefit) consist of the following:

	1998	1999	2000
Current:
Federal	$—	$—	$15,653
State	—	—	—

Total Current Expenses	$—	$—	$15,653

Deferred:
Federal	$(1,435,000)	$1,456,000	$(528,500)
State	(205,000)	208,000	(75,500)

Total Deferred Expense	$1,640,000	$1,664,000	$604,000
(Increase)/Decrease in Valuation Allowance	—	(1,664,000)	(604,000)

Total Income Tax Expense/(Benefit)	$(1,640,000)	$—	$—

    Significant components of the Company's deferred tax assets as of December 31 are as follows:

	1998	1999	2000
Net Operating Loss Carry Forwards	$3,432,800	$2,746,000	$3,442,000
General Business Credit Carry Forwards	128,000	276,000	276,000
Alternative Minimum Tax Carry Forwards	—	24,000	24,000
Expenses Not Currently Deductible for tax purposes	150,000	181,000	88,000

Total Deferred Tax Assets	3,710,800	3,227,000	3,830,000
Valuation Allowance	(2,070,800)	(3,227,000)	(3,830,000)

Net Deferred Tax Assets	$1,640,000	$—	$—

    Prior to December 31, 1998 the Company had engaged in substantive discussions with Pharmacia regarding the licensing of certain of its technologies (see Note 7). As a result, at December 31, 1998, it was more likely than not a portion of the deferred tax asset would be realized during 1999. The valuation allowance was reduced accordingly and the tax benefit related to $1,640,000 net operating loss carry forward was recognized as of December 31, 1998. At December 31, 1999 and December 31, 2000, in accordance with the provisions of SFAS No. 109, a valuation allowance has been established on the deferred tax asset due to the uncertainty of its realization.

7. COMMITMENTS:

License and Research Agreements

    From time to time the Company enters into license and research agreements with third parties. At December 31, 2000, the Company had significant agreements with five parties in effect, as described below.

National Cancer Institute

    In May 1999, the Company entered into a CRADA with the NCI. Pursuant to the CRADA, the Company committed to commercialize the SS1 (dsFv)-PE38 monoclonal antibody product which it licensed from the NIH and the FDA. The NCI agreed to collaborate on the clinical development and commercialization of the licensed product.

    The Company is committed to pay $100,000 per year over four years for the reasonable and necessary expenses incurred by the NCI in carrying out their responsibilities under the CRADA. During each of 1999 and 2000, NeoPharm spent $100,000 under this agreement.

U.S. Food and Drug Administration

    In 1997 the Company entered into a CRADA with the FDA. Pursuant to the CRADA, the Company committed to commercialize the IL13-PE38 chimeric protein product which it licensed from the NIH and FDA. The FDA agreed to collaborate on the clinical development and commercialization of the licensed product.

    The Company is committed to pay $100,000 per year for the reasonable and necessary expenses incurred by the FDA in carrying out the FDA's responsibilities under the CRADA. During 1999, the parties agreed to expand the scope of the CRADA and increase the Company's funding requirement to $150,000 for the final two years of the agreement. During 1998, 1999 and 2000, the Company spent $100,000, $150,000 and $150,000 respectively under these agreements. In January 2001 the parties agreed to further expand the scope of the CRADA and increase the Company's funding requirement to $400,000 per year and extend the term of the agreement through December 31, 2003.

National Institute of Health

    The Company entered into an exclusive worldwide licensing agreement with the NIH and the FDA to develop and commercialize an IL13-PE38 chimeric protein therapy. The agreement required a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000 which increases to $25,000 after the first commercial sale. The agreement further provided for milestone payments and royalties based on future product sales. The Company made its first milestone payment of $25,000 to NIH in November 1999 after the filing of the U.S. Investigational New Drug ("IND") application for IL13-PE38. The Company is required to pay the costs of filing and maintaining product patents on the licensed products. The agreement shall extend to the expiration of the last to expire of the patents on the licensed products, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and the Company. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either Party may unilaterally terminate by giving advanced notice. During 1998, 1999 and 2000, the Company expensed approximately $117,000, $35,000 and $10,000, respectively under this agreement.

    In March 1999 the Company entered into a license agreement with the NIH for SS1 (dsFv)-PE38. The agreement required a $75,000 non-refundable payment and requires minimum annual royalty payments of $20,000 to the NIH beginning January 1, 2001, which increase to $150,000 per year if certain benchmarks are not achieved. The other terms and conditions of the SS1 (dsFv)-PE38 license are substantially the same as those of the NIH IL13-PE38 license described above. No payments were made under this agreement in 2000. The initial license fee of $75,000 was paid in 1999.

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

Pharmacia and Upjohn

    On February 19, 1999 the Company entered into an exclusive worldwide license agreement with Pharmacia and Upjohn Company ("Pharmacia"). Pursuant to the agreement, the Company granted Pharmacia an exclusive worldwide license to develop, use, manufacture, distribute, market, and sell the Company's Electrostatic liposome Encapsulated Doxorubicin ("LED") and Electrostatic liposome Encapsulated Paclitaxel ("LEP") products for all approved indications. All of the development costs, clinical and pre-clinical, regulatory and manufacturing scale up expenses for LED and LEP incurred after the date of the agreement shall be borne by Pharmacia. The Company shall use reasonable efforts to assist Pharmacia in obtaining and confirming the rights granted to Pharmacia under the agreement. However, any reasonable costs or expenses incurred by the Company to provide such assistance shall be reimbursed by Pharmacia.

    The Company received a $9,000,000 non-refundable license fee upon signing the agreement. Upon the transfer of the IND's for LED and LEP to Pharmacia, Pharmacia was to purchase $8,000,000 of the Company's newly issued common stock. The share price was equal to 110% of the average closing price of the Company's Common Stock for the 60-day period preceding the Pharmacia purchase date. On July 23, 1999, Pharmacia purchased 452,861 shares of the Company's common stock at a per share price of $17.6655. The Company recorded the newly issued shares at $.0002145 par value with the remaining proceeds reflected as additional paid in capital.

    The Company shall receive milestone payments upon the completion of each phase of clinical development and upon regulatory approval for both LED and LEP. If all milestone goals set forth in the agreement are met, the Company would be eligible to receive $52,000,000 in milestone payments. During 1999, the Company received a $2,000,000 milestone payment in addition to the $9,000,000 license fee. During 2000, a $3,000,000 milestone payment was received under the agreement.

    If the LED product were to be approved for commercial sale and thereafter marketed, the Company would receive a royalty payment for sales outside of the U.S. for the first seven years after commercial sale at a rate of 8% declining to 5% for the eighth through tenth years of such commercial sales. With respect to the LEP product, the Company is entitled to receive a royalty of 12.5% for LEP products sold outside of the United States for the valid life of an enforceable NeoPharm patent, determined on a country-by-country basis. With respect to sales of both LEP and LED products in the United States, the Company is permitted to elect, in lieu of royalty payments for U.S. sales, to co-promote the products within the United States. Under the terms of the co-promotion, the Company's participations in net profits is to be in proportion to its monetary contribution to the promotion of each product in the United States, but in no event shall the Company's share of profits exceed 37.5% of total net profits. In addition, the Company's right to co-promote is contingent upon the Company reimbursing Pharmacia for an amount equal to the amount of the Company's net profit percentage multiplied by the amount expended by Pharmacia in development costs for the products in the United States (which may not exceed 60 percent of Pharmacia's total development costs throughout the world). If the Company does not elect to co-promote the product within the U.S., then the Company would receive a flat royalty with respect to LED equal to 10% of net sales for the first ten years of sales in the United States, and with respect to LEP, a royalty equal to 12 1/2% of net sales for the period in which Pharmacia has exclusivity to LEP product. Because of the uncertainty surrounding the ability of the Company to attain the milestones and obtain FDA approval for the product, and the uncertainty that the product would be accepted by the medical community, it is not possible to project with any degree of certainty what the potential revenues (other than the milestone payments) under the contract would be.

Georgetown University

    The Company entered into two license and research agreements with Georgetown whereby the Company obtained an exclusive worldwide license to use certain technologies. In exchange for the grant of these exclusive licenses, the Company will pay Georgetown, beginning with the first commercial sale of a product incorporating the licensed technologies, a royalty on net sales by the Company of products incorporating any of such technologies. The royalty will be payable for the life of the related patents. In January 1999, the Company and Georgetown University agreed to amend the agreements in addition to other modifications to reduce the level of future sublicense royalties on LEP and LED sales payable to Georgetown in return for a one time sublicense fee of $800,000. The Company made the $800,000 payment to Georgetown in March 1999, after the execution of the Pharmacia agreement.

    During the years ended December 31, 1998, 1999 and 2000, the Company paid and expensed approximately $123,000, $1,019,000 and $456,000 respectively, pursuant to the license and research agreements. The $800,000 payment referred to above is included in the 1999 total.

Properties

    The Company currently leases 6,440 square feet of office space in Lake Forest, Illinois. The term of the lease is five years with a minimum annual rent of approximately $118,000. Additionally, in January 2001, the Company entered into a sublease for a 35,500 square foot research and development facility in Waukegan, Illinois. The term of the sublease is three years at a minimum annual rent of approximately $195,000.

Other

    The Company entered into consulting arrangements with members of its Scientific Advisory Board who are also employed on a full-time basis by academic or research institutions. Since inception through December 31, 2000, members of the Scientific Advisory Board were issued options (see Note 4) to purchase an aggregate 168,324 shares of Company stock at the fair market value at the dates of grant. At December 31, 2000, 109,000 options remained unexercised. Additionally, the Scientific Advisory Board members receive a nominal annual retainer.

8. CONTINGENCIES

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

9. TRANSACTIONS WITH RELATED PARTIES

    The Company receives management services from EJ Financial Enterprises, Inc. ("EJ Financial"), a healthcare consulting and investment firm in which Dr. Kapoor is the principal stockholder. Under its management consulting agreement, EJ Financial charges the Company $125,000 per year for services provided plus actual expenses incurred. The agreement provides for technical management support in the areas of research and development and operations. Charges to the Company are based on actual time spent by EJ Financial personnel on the Company's affairs. Management believes that the cost for management services allocated to the Company represents the cost of the services provided. For the years ended December 31, 1998, 1999 and 2000, the Company expensed $136,331, $131,251 and $136,750 respectively under this agreement.

    Prior to moving into new corporate offices in Lake Forest, Illinois in December 2000, the Company subleased office space from Option Care Inc., a home infusion company in which Dr. Kapoor, the Company's Chairman, is a major stockholder. For the years ended December 31, 1998, 1999 and 2000, the Company expensed $35,663, $33,025 and $33,125 respectively under the subleases.

    From October, 1998 through February, 1999 the Company had a $3,000,000 line of credit in place with the John N. Kapoor Trust dtd 9/20/89, an entity affiliated with the Company's Chairman. The Company borrowed $250,000 on the line of credit on January 8, 1999. The $250,000 plus all accrued interest was repaid on January 29, 1999. The line of credit terminated upon the signing of the PNU licensing agreement on February 19, 1999 (See Note 7).

    The Company's Chief Scientific Officer, Dr. Aquilur Rahman, was employed on a full-time basis by Georgetown until joining the Company in March 1996. Dr. Rahman retired from NeoPharm in January 2001. Additionally, Anatoly Dritschilo, M.D., the Chairman of the Department of Radiation Medicine and Medical Director of the Georgetown University Medical Center was a Director of the Company from June, 1990 through June, 1999. As was previously mentioned, Georgetown and the Company are parties to license and sponsored research agreements for product research and development (see Note 6). During 1998, 1999 and 2000, the Company paid approximately $123,000, $1,019,000 and $456,000 related to work performed and expenses incurred by Georgetown.

    On July 16, 1997, the Company loaned $50,000 to Dr. Rahman pursuant to a promissory note. The note accrued interest at a rate of 9%. The principal together with accrued interest of $3,255 was repaid on April 6, 1998.

    In June 2000 the Company entered into a consulting agreement with Unicorn Pharma Consulting, Inc. ("Unicorn") to assist the Company in the clinical development of Company products. Dr. Matthew P. Rogan, a Director of the Company, is also President and CEO of Unicorn. The Company paid Unicorn approximately $91,000 in 2000 for work performed under the consulting agreement. The agreement was terminated by mutual consent in October 2000.

    Prior to February 1996, the Company's former President and Chief Executive Officer ("CEO"), William C. Govier, was a consultant to the Company on clinical trials and NDA filing matters, both as an individual and as a consultant with Aegis Technology, Inc. ("Aegis"), an entity co-founded by Govier and Gail Salzberg. Dr. Govier retired from the Company on January 16, 1998. Salzberg also provided consulting services to the Company both as an individual and as a consultant with Aegis. During 1998, 1999 and 2000, the Company paid to Salzberg and expensed approximately $232,300, $196,800 and $3,100 respectively, related to these arrangements.

    During 1999, the Company paid $36,825 to Taylor Pharmaceuticals for the consulting services of Dr. Abu Alam regarding the manufacturing scale-up of the Company's electrostatic liposome products. Taylor Pharmaceuticals is a subsidiary of Akorn, Inc., a company in which Dr. Kapoor is a major shareholder and Chairman.

    The Following table summarizes the related party expenses discussed above:

		For the Years Ended December 31,
Related Party	Expense Type	1998	1999	2000
Georgetown University	Research & Fees	$123,205	$1,018,639	$509,934
Gail Salzberg	Consulting	232,283	196,807	3,097
Taylor Pharmaceuticals	Consulting	—	36,825	—
Unicorn Pharma Consulting, Inc.	Consulting	—	—	90,883
E.J. Financial Enterprises	Consulting	125,000	125,000	125,000
E.J. Financial Enterprises	Direct Expense	11,331	6,251	11,750

Total Research and Development expenses		$491,819	$1,383,522	$740,664

Option Care, Inc.	Rent and Expenses	35,663	33,025	33,125

Total General and Administration expenses		$35,663	$33,025	$33,125

Total Related Party expenses:		$527,482	$1,416,547	$773,789

    Management believes that the terms of the related party transactions described above were at fair market rates.

10. STOCKHOLDERS' EQUITY

    In January 1995, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 15,000,000 shares. In October 1995, the Company amended its Certificate of Incorporation to convert each 1.28681 shares of outstanding Common Stock into one share of Common Stock and to restate the par value of the Common Stock from $0.000333 per share to $0.000429 per share. In November 1996, the Company amended its Certificate of Incorporation to convert each share of outstanding Common Stock into two shares of Common Stock and to restate the par value of the Common Stock from $0.000429 per share to $0.0002145 per share. Both the reverse stock split and subsequent stock split have been reflected retroactively in these financial statements for all periods presented. In August 2000, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 25,000,000 shares.

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

    During 2000, holders of the Company's Representative warrants that were issued as part of the initial public offering exercised on a cashless basis the remaining 41,065 outstanding warrants. At December 31, 2000 the Company had no warrants outstanding.

    In October 2000, the company completed a public offering of 3,480,000 shares of newly issued common stock (including the underwriters overallotment) resulting in the Company receiving net proceeds of $115,674,081 after expenses.

11. QUARTERLY FINANCIAL DATA (unaudited)

    The following table summarizes the quarterly financial data for the years ended December 31, 2000 and 1999:

	Net Revenues	Research & Development Expense	General & Administrative Expense	Operating Income/(Loss)	Net Income/(Loss)	Earnings Per Basic	Share Diluted
2000
March 31, 2000	3,000,000	652,826	505,674	1,841,500	2,254,673	0.20	0.19
June 30, 2000	—	976,555	714,919	(1,691,474)	(1,297,588)	(0.12)	(0.12)
September 30, 2000	—	879,000	687,371	(1,566,371)	(1,163,797)	(0.10)	(0.10)
December 31, 2000	—	1,283,286	1,132,707	(2,415,993)	(179,518)	(0.01)	(0.01)
1999
March 31, 1999	9,000,000	1,500,434	597,994	6,901,572	4,160,719	0.49	0.38
June 30, 1999	—	516,892	502,355	(1,019,247)	(573,925)	(0.07)	(0.07)
September 30, 1999	2,000,000	567,698	501,462	930,840	698,237	0.07	0.06
December 31, 1999	—	1,173,956	845,115	(2,019,071)	(530,555)	(0.05)	(0.05)

QuickLinks

TABLE OF CONTENTS
BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
ITEM 10. MANAGEMENT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENT OF STOCKHOLDERS EQUITY/(DEFICIT)
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS