Form 10-Q
period 2001-03-31
NEOPHARM INC
filed 2001-05-10
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission file number 33-90516

NEOPHARM, INC.
(Exact name of Registrant as specified in its charter)

Delaware	51-0327886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 Field Drive
Suite 195
Lake Forest, Illinois   60045
(Address of principal executive offices)  (Zip Code)

(847) 295-8678
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

As of April 20, 2001 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	14,661,838

NEOPHARM, INC.
(A DELAWARE CORPORATION)

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
(A Delaware Corporation)
Balance Sheets

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139,250,789	$139,777,330
Other receivables	36,254	3,366
Prepaid expenses	430,375	500,737
Total current assets	$139,717,418	$140,281,433
Equipment and furniture:
Equipment	634,435	131,981
Furniture	295,847	205,903
Leasehold improvements	153,655	76,840
Less accumulated depreciation	(213,976)	(164,380)
Total equipment and furniture, net	869,961	250,344
Total assets	$140,587,379	$140,531,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Obligations under research agreements	$229,166	$8,333
Accounts payable	457,911	323,797
Accrued compensation	128,151	0
Other accrued expenses	193,282	107,569
Total current liabilities	1,008,510	439,699

Stockholders' equity:
Common stock, $.0002145 par value; 25,000,000 shares authorized: 14,657,838 and 14,656,588 shares issued and outstanding, respectively	3,145	3,145
Additional paid-in capital	142,252,350	142,181,732
Accumulated deficit	(2,676,626)	(2,092,799)
Total stockholders' equity	139,578,869	140,092,078
Total liabilities and stockholders' equity	$140,587,379	$140,531,777

The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A Delaware Corporation)
Statements of Operations
Three Months Ended March 31, 2001 and 2000
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2001	2000
Revenues	$-	$3,000,000
Expenses:
Research and development	1,244,849	519,081
General and administrative	944,470	497,483
Related party expenses (Note 3)	371,121	141,936
Total Expenses	2,560,440	1,158,500
Income (loss) from operations	(2,560,440)	1,841,500
Other income	8,049	-
Other expense	-	-
Other income (expense) - net	8,049	-
Interest income	1,968,564	413,173
Interest expense	-	-
Interest income(expense) - net	1,968,564	413,173
Net income (loss) before income taxes	$(583,827)	$2,254,673
Income taxes	-	-
Net income (loss)	$(583,827)	$2,254,673
Net Income (loss) per share
Basic	$(0.04)	$0.20
Diluted	$(0.04)	$0.19
Weighted average shares outstanding
Basic	14,657,782	11,054,798
Diluted	15,398,320	11,972,088

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)
Statements of Cash Flows
Three months Ended March 31, 2001 and 2000
(Unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000
Cash flows used in operating activities:
Net income/(loss)	$(583,827)	$2,254,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,596	5,969
Compensation expense from non-employee stock options	-	78,556
Restricted stock grants in lieu of cash compensation	-	15,750
(Increase)/decrease in other assets	37,473	(20,155)
Increase/(decrease) in accounts payable and accrued liabilities	568,811	(489,761)
Net cash provided by operating activities	72,053	1,845,032
Cash flows used in investing activities:
Purchase of equipment and furniture	(669,213)	-
Net cash used in investing activities	(669,213)	-
Cash flows from financing activities:
Proceeds from issuance of common stock	70,619	159,350
Cashless exercise of warrants, charge	-	(1,844,314)
Cashless exercise of warrants, proceeds	-	1,844,314
Net cash and cash equivalents provided by financing activities	70,619	159,350
Net increase/(decrease) in cash	(526,541)	2,004,382
Cash and cash equivalents, beginning of period	139,777,330	24,664,567
Cash and cash equivalents, end of period	$139,250,789	$26,668,949
Supplemental disclosure of cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)
NOTES TO FINANCIAL STATEMENTS
March 31, 2001

Note 1  Basis of Presentation

The financial information herein is unaudited, other than the Balance Sheet at December 31, 2000, which is derived from the audited financial statements.

The accompanying unaudited financial statements of NeoPharm, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the changes in cash flows for the three month periods ended March 31, 2001 and 2000.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2  Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per share from continuing operations:

	For the three months ended:
	March 31	March 31
	2001	2000
Numerator:
Net income/(loss) from continuing operations	$(583,827)	$2,254,673
Denominator:
Denominator for basic income per share-weighted average shares	14,657,782	11,054,798
Effect of Dilutive securities:
Stock options	740,538	868,511
Warrant exercise	-	48,779
Dilutive potential common shares	740,538	917,290
Denominator for diluted income per share—weighted Average shares and assumed conversions	15,398,320	11,972,088
Basic income/(loss) per share	$(0.04)	$0.20
Diluted income/(loss) per share	$(0.04)	$0.19

Note 3  Related Party Expenses

             The following table provides further detail of the related party expenses reflected in the statement of operations:

		For the three months ended:
Related Party	Expense Type	March 31 2001	March 31 2000
Georgetown University	Research & Fees	$338,548	$98,483
Gail Salzberg	Consulting	-	2,323
E.J. Financial Enterprises	Consulting	-	31,250
E.J. Financial Enterprises	Direct Expenses	-	1,689
Total research and development expenses		338,548	133,745
E.J. Financial Enterprises	Consulting	$31,250	-
E.J. Financial Enterprises	Direct Expenses	1,323	-
Option Care, Inc.	Rent and Expenses	-	8,191
Total general and administrative expenses		32,573	8,191
Total related party expenses		$371,121	$141,936

Management believes that the terms of the related party transactions listed above were at fair market rates.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following should be read in conjunction with the financial statements and related footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Conditions included in the Company’s Annual Report on Form 10-K.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made.

Overview

             We are a biopharmaceutical company engaged in the research, development and commercialization of drugs for the treatment of various cancers. We currently have a portfolio of eight anti-cancer drugs, five of which are in clinical trials. We have built our drug portfolio based on our two novel proprietary technology platforms: the NeoLipid™ electrostatic liposome drug delivery platform and a tumor-targeting platform. Our corporate strategy is to become a leader in the research, development and commercialization of new and innovative anti-cancer treatments.

Results of Operations – Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000.

             The Company recorded no revenue for the three months ended March 31, 2001.  For the same period in 2000, the Company received a $3,000,000 milestone payment from Pharmacia Corporation.

             Research and development expense for the three-month period ended March 31, 2001 was $1,583,397 compared to $652,826 for the same period in 2000. The overall increase in research and development costs was the result of increased research expenses of approximately $420,000 related to the clinical and pre-clinical development of our products, increased payroll and consulting expense of approximately $418,000 related to increases in our R&D staff, and approximately $92,000 in expenses incurred for the operation of the new research and development facility the Company opened in Waukegan, Illinois during February 2001.

             General and administrative expenses for the three-month period ended March 31, 2001 were $977,043 compared to $505,674 for the same period in 2000. The overall increase in general and administrative expenses was the result of an increase of approximately $211,000 for payroll and consulting expenses related to increases in our administrative staff, an increase in non-recurring registration fees of approximately $142,000, increased professional fees of approximately $38,000, and increased rent expense of approximately $32,000 for the Company’s new headquarters in Lake Forest, Illinois.

             The Company generated interest income on excess cash balances of $1,968,564 and $413,173 for the three-month periods ended March 31, 2001 and March 31, 2000, respectively.  The increase in 2001 was due to the Company’s larger cash balance as a result of the proceeds raised in the follow-on stock offering completed in the fourth quarter of 2000.

             Net loss for the three months ended March 31, 2001 was $583,827 compared to net income of $2,254,673 for the three-month period ended March 31, 2000. Net loss per share for the three-month period ended March 31, 2001 was $0.04 basic and diluted, compared to net income of $0.20 basic and $0.19 diluted for the three months ended March 31, 2000.

Liquidity And Capital Resources

             At March 31, 2001, we had $139,250,789 in cash and cash equivalents and net working capital of $138,708,908. We believe that our cash and equivalents should be adequate to fund our immediate needs. However, we can offer no assurances that additional funding will not be required in the foreseeable future. All excess cash has been invested in short-term investments which mature in less than 90 days.

             Our assets at March 31, 2001 were $140,587,379 compared to $140,531,777 at December 31, 2000. Our liabilities at March 31, 2001 increased to approximately $1,009,000 from approximately $440,000 at December 31, 2000. This increase was attributable to an increase in trade payables of approximately $134,000, an increase in accrued expenses of approximately $87,000, an increase in accrued compensation of approximately $128,000 and an increase in obligations under research agreements of approximately $220,000.

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

Forward Looking Statements

             Any statements made by NeoPharm, Inc. (“we”, “us”, “our”, or the "Company") in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development, approval by the Food and Drug Administration ("FDA") and foreign health authorities, and market acceptance of the Company's products in development, the Company's ability to further raise capital, the Company’s dependence on key personnel, and other factors referenced under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

             Not applicable.

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings

None

Item 2.               Changes in Securities and Use of Proceeds

None

Item 3.               Defaults Upon Senior Securities

None

Item 4.               Submission of Matters to a Vote of Security-Holders

None

Item 5.               Other Information

None

Item 6.               Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPHARM, INC.
Date: May 9, 2001	By: /s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)