Form 10-Q
period 2001-06-30
NEOPHARM INC
filed 2001-08-07
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001

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

As of July 20, 2001 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding

Common Stock ($.0002145 par value)	14,661,838

NEOPHARM, INC.
(A DELAWARE CORPORATION)

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
(A Delaware Corporation)
Balance Sheets

	June 30,2001	December 31,2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,776,757	$139,777,330
Short-term investment in marketable securities	4,964,381	—
Prepaid expenses	1,075,890	500,737
Other current assets	109,321	3,366

Total current assets	$133,926,349	$140,281,433
Equipment and furniture:
Equipment	1,195,169	131,981
Furniture	432,851	205,903
Leasehold improvements	201,136	76,840
Less accumulated depreciation	(325,079)	(164,380)

Total equipment and furniture, net	1,504,077	250,344
Long-term investment in marketable securities	2,714,638	—

Total assets	$138,145,064	$140,531,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued compensation	$269,576	$—
Accrued clinical trial expenses	213,952	—
Accounts payable	213,488	323,797
Obligations under research agreements	23,333	8,333
Other accrued expenses	196,150	107,569

Total current liabilities	916,499	439,699

Stockholders' equity:
Common stock, $.0002145 par value; 25,000,000 shares authorized: 14,661,838 and 14,656,588 shares issued and outstanding, respectively	3,145	3,145
Additional paid-in capital	142,322,124	142,181,732
Accumulated deficit	(5,183,167)	(2,092,799)
Unrealized appreciation in marketable securities	86,463	—

Total stockholders' equity	137,228,565	140,092,078

Total liabilities and stockholders' equity	$138,145,064	$140,531,777

The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A Delaware Corporation)
Statements of Operations
Three and Six Months Ended June 30, 2001 and 2000
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenues	$—	$—	$—	$3,000,000
Expenses:
Research and development	2,982,161	818,304	4,565,557	1,337,385
General and administrative	1,029,966	706,526	1,974,437	1,204,009
Related party expenses (Note 3)	31,606	166,644	64,179	308,580

Total Expenses	4,043,733	1,691,474	6,604,173	2,849,974
Income (loss) from operations	(4,043,733)	(1,691,474)	(6,604,173)	150,026
Other income	—	—	8,049	—
Interest income	1,537,191	393,886	3,505,755	807,059
Net income (loss) before income taxes	$(2,506,542)	$(1,297,588)	$(3,090,369)	$957,085

Income taxes	—	—	—	—

Net income (loss)	$(2,506,542)	$(1,297,588)	$(3,090,369)	$957,085

Net Income (loss) per share
Basic	$(0.17)	$(0.12)	$(0.21)	$0.09

Diluted	$(0.17)	$(0.12)	$(0.21)	$0.08

Weighted average shares outstanding
Basic	14,661,618	11,141,305	14,659,711	11,092,092

Diluted	15,453,948	11,845,771	15,474,304	11,902,365

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)
Statements of Cash Flows
Six months Ended June 30, 2001 and 2000
(Unaudited)

	Six Months Ended

	June 30, 2001	June 30, 2000

Cash flows provided by/(used in) operating activities:
Net income/(loss)	$(3,090,369)	$957,085

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,699	11,883
Compensation expense from non-employee stock options	—	157,112
Restricted stock grants in lieu of cash compensation	—	49,610
(Increase) in other assets	(681,108)	(211,331)
Increase/(decrease) in accounts payable and accrued liabilities	476,800	(534,773)

Net cash provided by/(used in) operating activities	(3,133,978)	429,586

Cash flows used in investing activities:
Purchase of marketable securities	(7,592,556)	—
Purchase of equipment and furniture	(1,414,432)	(1,557)

Net cash used in investing activities	(9,006,988)	(1,557)

Cash flows from financing activities:
Proceeds from issuance of common stock	140,393	203,687
Cashless exercise of warrants, charge	—	(1,844,314)
Cashless exercise of warrants, proceeds	—	1,844,314

Net cash and cash equivalents provided by financing activities	140,393	203,687

Net (decrease)/increase	(12,000,573)	631,716
Cash and cash equivalents, beginning of period	139,777,330	24,664,567

Cash and cash equivalents, end of period	$127,776,757	$25,296,283

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)
NOTES TO FINANCIAL STATEMENTS
June 30, 2001

Note 1  Basis of Presentation

The financial information herein is unaudited, other than the Balance Sheet at December 31, 2000, which is derived from the audited financial statements.

The accompanying unaudited financial statements of NeoPharm, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and the changes in cash flows for the six month period ended June 30, 2001 and 2000.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2  Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per share from continuing operations:

	For the three months ended:		For the six months ended:

	June 30 2001	June 30 2000	June 30 2001	June 30 2000

Numerator:
Net income/(loss) from continuing operations	$(2,506,542)	$(1,297,588)	$(3,090,369)	$957,085

Denominator:
Denominator for basic income per share-weighted average shares	14,661,618	11,141,305	14,659,711	11,092,602
Effect of Dilutive securities:
Stock options	792,330	704,466	814,593	786,293
Warrant exercise	—	—	—	23,470

Dilutive potential common shares	792,330	704,466	814,593	809,763
Denominator for diluted income per share—weighted average shares and assumed conversions	15,453,948	11,845,771	15,474,304	11,902,365

Basic income/(loss) per share	$(0.17)	$(0.12)	$(0.21)	$0.09

Diluted income/(loss) per share	$(0.17)	$(0.12)	$(0.21)	$0.08

Note 3  Related Party Expenses

The Company’s former Chief Scientific Officer, Dr. Aquilur Rahman, was employed on a full-time basis by Georgetown University until joining the Company in March 1996.  Upon Dr. Rahman’s retirement in January 2001, the Company no longer considers Georgetown to be a related party.

The following table provides further detail of the related party expenses reflected in the statement of operations:

		For the three months ended:		For the six months ended:

Related Party	Expense Type	June 30 2001	June 30 2000	June 30 2001	June 30 2000

Unicorn Pharma Consulting, Inc.	Consulting	$—	$5,000	$—	$5,000
Georgetown University	Research & Fees	—	118,750	—	217,233
Gail Salzberg	Consulting	—	—	—	2,323
E.J. Financial Enterprises	Consulting	—	31,250	—	62,500
E.J. Financial Enterprises	Direct Expenses	—	3,251	—	4,940

Total research and development expenses		—	158,251	—	291,996
E.J. Financial Enterprises	Consulting	$31,250	—	$62,500	—
E.J. Financial Enterprises	Direct Expenses	356	—	1,679	—
Option Care, Inc.	Rent and Expenses	—	8,393	—	16,584

Total general and administrative expenses		31,606	8,393	64,179	16,584

Total related party expenses		$31,606	$166,644	$64,179	$308,580

Management believes that the terms of the related party transactions listed above were at fair market rates.

Note 4  Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The carrying value of these investments approximate the fair market value.  Short –term investment in marketable securities includes liquid investments purchased with an original maturity of between three months and one year while long-term investment in marketable securities includes liquid investments purchased with an original maturity of greater that one year but less than two years.  As provided by SFAS No. 115, the Company has elected to treat all of its investments in marketable securities as “available-for-sale”.  Accordingly, these investments are recorded at fair market value.  No investments were sold during the period.

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

Results of Operations – Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000.

             The Company recorded no revenue for the three months ended June 30, 2001 and June 30, 2000.

             Research and development expense for the three-month period ended June 30, 2001 was $2,982,161 compared to $976,555 for the same period in 2000. The overall increase in research and development costs was the result of increased research expenses of approximately $1,078,000 related to the clinical and pre-clinical development of our products, increased payroll and consulting expense of approximately $782,000 related to increases in our R&D staff, approximately $191,000 in expenses incurred for the operation of the new research and development facility the Company opened in Waukegan, Illinois during February 2001, and a decrease of approximately $45,000 in other miscellaneous research and development expenses.

             General and administrative expenses for the three-month period ended June 30, 2001 were $1,061,572 compared to $714,919 for the same period in 2000. The overall increase in general and administrative expenses was the result of an increase of approximately $258,000 for payroll and consulting expenses related to increases in our administrative staff, an increase in depreciation expense of approximately $43,000, increased rent expense of approximately $32,000 for the Company’s new headquarters in Lake Forest, Illinois, and an increase of approximately $12,000 in other miscellaneous expenses.

             The Company generated interest income of $1,537,191 and $393,886 for the three-month periods ended June 30, 2001 and June 30, 2000, respectively.  The increase in 2001 was due to the Company’s larger cash and marketable securities balances as a result of the proceeds raised in the follow-on stock offering completed in the fourth quarter of 2000.

             Net loss for the three months ended June 30, 2001 was $2,506,542 compared to a loss of $1,297,588 for the three-month period ended June 30, 2000. Net loss per share for the three-month period ended June 30, 2001 was $0.17 basic and diluted, compared to net loss of $0.12 basic and diluted for the three months ended June 30, 2000.

Results of Operations – Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000.

             The Company recorded no revenue for the six months ended June 30, 2001.  For the same period in 2000, the Company received a $3,000,000 milestone payment from Pharmacia Corporation.

             Research and development expense for the six-month period ended June 30, 2001 was $4,565,557 compared to $1,629,381 for the same period in 2000. The overall increase in research and development costs was the result of increased research expenses of approximately $1,498,000 related to the clinical and pre-clinical development of our products, increased payroll and consulting expense of approximately $1,208,000 related to increases in our R&D staff, approximately $283,000 in expenses incurred for the operation of the new research and development facility the Company opened in Waukegan, Illinois during February 2001, and a decrease of approximately $53,000 in other miscellaneous research and development expenses.

             General and administrative expenses for the six-month period ended June 30, 2001 were $2,038,616 compared to $1,220,592 for the same period in 2000. The overall increase in general and administrative expenses was the result of an increase of approximately $468,000 for payroll and consulting expenses related to increases in our administrative staff, an increase in non-recurring registration fees of approximately $142,000, increased rent expense of approximately $66,000 for the Company’s new headquarters in Lake Forest, Illinois, an increase in depreciation expense of approximately $65,000, and an increase of approximately $77,000 in other miscellaneous expenses.

             The Company generated interest income of $3,505,755 and $807,059 for the six-month periods ended June 30, 2001 and June 30, 2000, respectively.  The increase in 2001 was due to the Company’s larger cash and marketable securities balances as a result of the proceeds raised in the follow-on stock offering completed in the fourth quarter of 2000.

             Net loss for the six months ended June 30, 2001 was $3,090,369 compared to net income of $957,085 for the six-month period ended June 30, 2000. Net loss per share for the six-month period ended June 30, 2001 was $0.21 basic and diluted, compared to net income of $0.09 per share basic and $0.08 per share diluted for the six months ended June 30, 2000.

Liquidity And Capital Resources

             At June 30, 2001, we had $127,776,757 in cash and cash equivalents and net working capital of $133,009,850. We believe that our cash and equivalents should be adequate to fund our immediate needs. However, we can offer no assurances that additional funding will not be required in the foreseeable future.  All excess cash is invested in marketable securities that mature in two years or less.

             Our assets at June 30, 2001 were $138,145,064 compared to $140,531,777 at December 31, 2000. The decrease in total assets resulted from a decrease in cash and investments in marketable securities of approximately $4,322,000, an increase in net fixed assets of approximately $1,254,000, an increase in prepaid expenses of approximately $575,000 and an increase in other current assets of approximately $106,000.  Our liabilities at June 30, 2001 increased to approximately $916,000 from approximately $440,000 at December 31, 2000. This increase was attributable to an increase in accrued compensation of approximately $270,000, an increase in accrued clinical trial expenses of approximately $214,000, an increase in other accrued expenses of approximately $89,000, an increase in obligations under research agreements of approximately $15,000 and a decrease in trade accounts payable of approximately $110,000.

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
                           None

Item 3.               Defaults Upon Senior Securities
                           None

Item 4.               Submission of Matters to a Vote of Security-Holders

On June 7, 2001, the Company held its Annual Meeting of Stockholders for the purpose of electing six directors to serve until the 2002 Annual Meeting of Stockholders.

With respect to the election for directors, the votes were as follows:

	VOTES FOR	VOTES AGAINST	VOTES WITHHELD

John N. Kapoor	12,884,695	0	2,483
James M. Hussey	12,027,688	0	859,490
Matthew P. Rogan	12,881,526	0	5,652
Kaveh T. Safavi	12,885,628	0	1,550
Sander A. Flaum	12,013,844	0	873,334
Erick E. Hanson	12,883,628	0	3,550

Item 5.               Other Information
                           None

Item 6.               Exhibits and Reports on Form 8-K
                           No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPHARM, INC.
Date: August 7, 2001	By: /s/ Lawrence A. Kenyon

Lawrence A. Kenyon, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)