Form 10-Q
period 2001-09-30
NEOPHARM INC
filed 2001-11-13
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2001

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

As of October 26, 2001 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	14,661,838

NEOPHARM, INC.
(A DELAWARE CORPORATION)

SIGNATURE PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
(A Delaware Corporation)
Balance Sheets

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,995,312	$139,777,330
Short-term investment in marketable securities	9,165,856	—
Prepaid expenses	500,076	500,737
Other current assets	144,917	3,366
Total current assets	$130,806,161	$140,281,433

Equipment and furniture:
Equipment	1,838,604	131,981
Furniture	487,668	205,903
Leasehold improvements	213,445	76,840
Less accumulated depreciation	(540,127)	(164,380)
Total equipment and furniture, net	$1,999,590	$250,344

Long-term investment in marketable securities	2,771,000	—

Total assets	$135,576,751	$140,531,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued compensation	$468,251	$—
Accrued clinical trial expenses	175,568	—
Accounts payable	850,350	323,797
Obligations under research agreements	273,451	8,333
Other accrued expenses	328,512	107,569
Total current liabilities	$2,096,132	$439,699

Stockholders' equity:
Common stock, $.0002145 par value; 25,000,000 shares authorized: 14,661,838 and 14,656,588 shares issued and outstanding, respectively	3,145	3,145
Additional paid-in capital	142,377,900	142,181,732
Accumulated deficit	(9,059,917)	(2,092,799)
Unrealized appreciation in marketable securities	159,491	—
Total stockholders' equity	$133,480,619	$140,092,078

Total liabilities and stockholders' equity	$135,576,751	$140,531,777

The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.
(A Delaware Corporation)
Statements of Operations
Three and Nine Months Ended September 30, 2001 and 2000
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Revenues	$—	$—	$—	$3,000,000
Expenses:
Research and development	4,091,492	594,626	8,657,050	2,036,743
General and administrative	1,023,446	679,109	2,997,882	1,883,119
Related party expenses (Note 3)	31,338	292,636	95,517	496,483
Total Expenses	$5,146,276	$1,566,371	$11,750,449	$4,416,345

Income (loss) from operations	(5,146,276)	(1,566,371)	(11,750,449)	(1,416,345)

Other income	—	—	8,049	—
Interest income	1,269,527	402,574	4,775,282	1,209,633
Net income (loss) before income taxes	$(3,876,749)	$(1,163,797)	$(6,967,118)	$(206,712)

Income taxes	—	—	—	—

Net income (loss)	$(3,876,749)	$(1,163,797)	$(6,967,118)	$(206,712)

Net Income (loss) per share
Basic	$(0.26)	$(0.10)	$(0.48)	$(0.02)

Diluted	$(0.26)	$(0.10)	$(0.48)	$(0.02)

Weighted average shares outstanding
Basic	14,661,838	11,181,916	14,660,428	11,126,210

Diluted	15,344,075	12,095,398	15,430,404	12,001,685

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)
Statements of Cash Flows
Nine months Ended September 30, 2001 and 2000
(Unaudited)

	Nine Months Ended

	September 30, 2001	September 30, 2000

Cash flows provided by/(used in) operating activities:
Net income/(loss)	$(6,967,118)	$(206,712)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	375,748	22,288
Compensation expense from non-employee stock options	—	235,668
Restricted stock grants in lieu of cash compensation	—	66,540
(Increase) in other assets	(140,890)	(127,581)
Increase/(decrease) in accounts payable and accrued liabilities	1,656,432	(152,639)

Net cash used in operating activities	$(5,075,828)	$(162,436)

Cash flows used in investing activities:
Purchase of marketable securities	(11,777,365)	—
Purchase of equipment and furniture	(2,124,993)	(32,789)

Net cash used in investing activities	$(13,902,358)	$(32,789)

Cash flows from financing activities:
Proceeds from issuance of common stock	196,168	100,024,423
Cashless exercise of warrants, charge	—	(1,844,314)
Cashless exercise of warrants, proceeds	—	1,844,314

Net cash and cash equivalents provided by financing activities	$196,168	$100,024,423

Net (decrease)/increase	(18,782,018)	99,829,198
Cash and cash equivalents, beginning of period	139,777,330	24,664,567

Cash and cash equivalents, end of period	$120,995,312	$124,493,765

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

Note 1  Basis of Presentation

The financial information herein is unaudited, other than the Balance Sheet at December 31, 2000, which is derived from the audited financial statements.

The accompanying unaudited financial statements of NeoPharm, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and the changes in cash flows for the nine month periods ended September 30, 2001 and 2000.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2  Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per share from continuing operations:

	For the three months ended:		For the nine months ended:
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Numerator:
Net income/(loss) from continuing operations	$(3,876,749)	$(1,163,797)	$(6,967,118)	$(206,712)

Denominator:
Denominator for basic income per share-weighted average shares	14,661,838	11,181,916	14,660,428	11,126,210
Effect of Dilutive securities:
Stock options	682,237	913,482	769,976	859,264
Warrant exercise	—	—	—	16,211

Dilutive potential common shares	682,237	913,482	769,976	875,475
Denominator for diluted income per share—weighted average shares and assumed conversions	15,344,075	12,095,398	15,430,404	12,001,685

Basic income/(loss) per share	$(0.26)	$(0.10)	$(0.48)	$(0.02)

Diluted income/(loss) per share	$(0.26)	$(0.10)	$(0.48)	$(0.02)

Note 3  Related Party Expenses

The Company’s former Chief Scientific Officer, Dr. Aquilur Rahman, was employed on a full-time basis by Georgetown University until joining the Company in March 1996.  Upon Dr. Rahman’s retirement in January 2001, the Company no longer considers Georgetown to be a related party.

The following table provides further detail of the related party expenses reflected in the statement of operations:

		For the three months ended:		For the nine months ended:
Related Party	Expense Type	September 30 2001	September 30 2000	September 30 2001	September 30 2000

Unicorn Pharma Consulting, Inc.	Consulting	$—	$75,883	$—	$80,883
Georgetown University	Research & Fees	—	171,875	—	284,375
Gail Salzberg	Consulting	—	774	—	3,097
E.J. Financial Enterprises	Consulting	—	31,250	—	93,750
E.J. Financial Enterprises	Direct Expenses	—	4,592	—	9,532
Total research and development expenses		$—	$284,374	$—	$471,637

E.J. Financial Enterprises	Consulting	$31,250	$—	$93,750	$—
E.J. Financial Enterprises	Direct Expenses	88	—	1,767	—
Option Care, Inc.	Rent and Expenses	—	8,262	—	24,846
Total general and administrative expenses		$31,338	$8,262	$95,517	$24,846

Total related party expenses		$31,338	$292,636	$95,517	$496,483

Management believes that the terms of the related party transactions listed above were at fair market rates.

Note 4  Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The carrying value of these investments approximate the fair market value.  Short –term investment in marketable securities includes liquid investments purchased with an original maturity of between three months and one year while long-term investment in marketable securities includes liquid investments purchased with an original maturity of greater than one year but less than two years.  As provided by SFAS No. 115, the Company has elected to treat all of its investments in marketable securities as “available-for-sale”.  Accordingly, these investments are recorded at fair market value.  No investments were sold during the period.

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

Overview

             We are a biopharmaceutical company engaged in the research, development and commercialization of drugs for the treatment of various cancers. We currently have a portfolio of nine anti-cancer drugs, six of which are in clinical trials. We have built our drug portfolio based on our two novel proprietary technology platforms: the NeoLipid™ electrostatic liposome drug delivery platform and a tumor-targeting platform. Our corporate strategy is to become a leader in the research, development and commercialization of new and innovative anti-cancer treatments.

Results of Operations – Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000.

             The Company recorded no revenue for the three months ended September 30, 2001 and September 30, 2000.

             Research and development expense for the three-month period ended September 30, 2001 was $4,091,492 compared to $879,000 for the same period in 2000. The overall increase in research and development costs was the result of increased research expenses of approximately $1,819,000 related to the clinical and pre-clinical development of our products, increased payroll and consulting expense of approximately $1,016,000 related to increases in our R&D staff, and approximately $378,000 in expenses incurred for the operation of the new research and development facility the Company opened in Waukegan, Illinois during February 2001.

             General and administrative expenses for the three-month period ended September 30, 2001 were $1,054,784 compared to $687,371 for the same period in 2000. The overall increase in general and administrative expenses was the result of an increase of approximately $184,000 for payroll and consulting expenses related to increases in our administrative staff, increased professional fees of approximately $55,000, an increase in depreciation expense of approximately $40,000, increased rent expense of approximately $35,000 for the Company’s new headquarters in Lake Forest, Illinois, and an increase of approximately $53,000 in other miscellaneous office expenses.

             The Company generated interest income of $1,269,527 and $402,574 for the three-month periods ended September 30, 2001 and September 30, 2000, respectively.  The increase in 2001 was due to the Company’s larger cash and marketable securities balances as a result of investments made with the proceeds raised in the follow-on stock offering completed in the fourth quarter of 2000.

             Net loss for the three months ended September 30, 2001 was $3,876,749 compared to a loss of $1,163,797 for the three-month period ended September 30, 2000. Net loss per share for the three-month period ended September 30, 2001 was $0.26 basic and diluted, compared to net loss of $0.10 basic and diluted for the three months ended September 30, 2000.

Results of Operations – Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000.

             The Company recorded no revenue for the nine months ended September 30, 2001.  For the same period in 2000, the Company received a $3,000,000 milestone payment from Pharmacia Corporation for completion of Phase I and beginning Phase II/III clinical trials for LEP (liposome encapsulated paclitaxel).

             Research and development expense for the nine-month period ended September 30, 2001 was $8,657,050 compared to $2,508,380 for the same period in 2000. The overall increase in research and development costs was the result of increased research expenses of approximately $3,268,000 related to the clinical and pre-clinical development of our products, increased payroll and consulting expense of approximately $2,224,000 related to increases in our R&D staff, and approximately $661,000 in expenses incurred for the operation of the new research and development facility the Company opened in Waukegan, Illinois during February 2001.

             General and administrative expenses for the nine-month period ended September 30, 2001 were $3,093,399 compared to $1,907,965 for the same period in 2000. The overall increase in general and administrative expenses was the result of an increase of approximately $655,000 for payroll and consulting expenses related to increases in our administrative staff, an increase in non-recurring registration fees of approximately $142,000, an increase in depreciation expense of approximately $105,000, increased rent expense of approximately $101,000 for the Company’s new headquarters in Lake Forest, Illinois, increased insurance expense of approximately $48,000, and an increase of approximately $134,000 in other miscellaneous expenses.

             The Company generated interest income of $4,775,282 and $1,209,633 for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively.  The increase in 2001 was due to the Company’s larger cash and marketable securities balances as a result of investments made with the proceeds raised in the follow-on stock offering completed in the fourth quarter of 2000.

             Net loss for the nine months ended September 30, 2001 was $6,967,118 compared to net loss of $206,712 for the nine-month period ended September 30, 2000. Net loss per share for the six-month period ended September 30, 2001 was $0.48 basic and diluted, compared to net loss of $0.02 per share basic and  diluted for the nine months ended September 30, 2000.

Liquidity And Capital Resources

             At September 30, 2001, we had $120,995,312 in cash and cash equivalents and net working capital of $128,710,029. We believe that our cash and equivalents should be adequate to fund our immediate needs. However, we can offer no assurances that additional funding will not be required in the foreseeable future.  All excess cash is invested in marketable securities that mature in two years or less.

             Our assets at September 30, 2001 were $135,576,751 compared to $140,531,777 at December 31, 2000. The decrease in total assets resulted from a decrease in cash and investments in marketable securities of approximately $6,845,000, an increase in net fixed assets of approximately $1,749,000,  and an increase in other current assets of approximately $142,000.  Our liabilities at September 30, 2001 increased to approximately $2,096,000 from approximately $440,000 at December 31, 2000. This increase was attributable to an increase in accrued compensation of approximately $468,000, an increase in accrued clinical trial expenses of approximately $176,000, an increase in other accrued expenses of approximately $221,000, an increase in obligations under research agreements of approximately $265,000 and an increase in trade accounts payable of approximately $527,000.

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

Forward Looking Statements

             Any statements made by NeoPharm, Inc. (“we”, “us”, “our”, or the "Company") in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development and approval by the Food and Drug Administration ("FDA") and foreign health authorities, and market acceptance of the Company's products in development, the Company's ability to further raise capital, the Company’s dependence on key personnel, and other factors referenced under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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
                           None

Item 3.               Defaults Upon Senior Securities
                           None

Item 4.               Submission of Matters to a Vote of Security-Holders
                           None

Item 5.               Other Information

On November 6, 2001 the Company’s Board of Directors declared a 10% stock dividend payable on December 4, 2001 to shareholders of record on November 27, 2001.  Upon payment of the stock dividend, the Company will have approximately 16,128,021 shares of its common stock, .0002145 par value, issued and outstanding.

Item 6.               Exhibits and Reports on Form 8-K

On September 28, 2001 a Form 8-K was filed by the Company for the purpose of reporting the Common Stock Repurchase Program adopted by the Company’s Board of Directors on that date.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPHARM, INC.

Date: November 13, 2001	By: /s/ Lawrence A. Kenyon

Lawrence A. Kenyon, Chief Financial Office (Principal Accounting Officer and Principal Financial Officer)