Form 10-K
period 2001-12-31
NEOPHARM INC
filed 2002-04-11
CIK 942788

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        The aggregate market value of the Registrant's common stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of 5% of the registrant's stock) of the registrant, par value $.0002145 per share, (based on the closing price of such shares on the NASDAQ on March 1, 2002) was $172,803,738. As of March 1, 2002 there were 16,252,529 shares of Common Stock outstanding.

FORM 10-K TABLE OF CONTENTS

BUSINESS

OVERVIEW

        NeoPharm is a biopharmaceutical company engaged in the research, development and commercialization of drugs for the treatment of various cancers. We currently have a portfolio of eight anti-cancer drugs, six of which are in clinical trials. We have built our drug portfolio based on our two novel proprietary technology platforms: the proprietary NeoLipid™ electrostatic liposome drug delivery platform and a tumor-targeting platform.

        We currently have eight products under development. Under our NeoLipid platform, we began Phase I/II clinical trials in March 2001 for LE-AON, our electrostatic liposome encapsulated gene inhibitor for radiation resistant tumors, and we submitted an investigational new drug application (IND) in March 2001 and initiated Phase I/II clinical trials in September 2001 for electrostatic liposome encapsulated mitoxantrone, or LEM. Pre-clinical studies are currently in progress for electrostatic liposome encapsulated SN38, or LE-SN38, and electrostatic liposome encapsulated epirubicin, or LEE. Under our tumor-targeting platform, we are currently in Phase I/II clinical trials for IL13-PE38, a tumor-targeting product using intratumoral administration for the treatment of brain tumors and systemic administration for the treatment of kidney cancer. We began Phase I/II clinical trials in the fourth quarter of 2000 for our other tumor-targeting product, SS1 (dsFv)-PE38, for the treatment of various forms of cancer. In addition, in February 1999, we entered into a license agreement with Pharmacia Corporation ("Pharmacia") to develop and commercialize two of our products: liposome encapsulated doxorubicin, or LED, and liposome encapsulated paclitaxel, or LEP.

        As of March 1, 2002, we had 72 full time employees.

MARKET OVERVIEW

        Cancer is the second leading cause of death in the United States. The American Cancer Society estimates that doctors will diagnose 1.3 million new cases of cancer in the United States in 2002. The National Cancer Institute (NCI) estimates that the annual cost of cancer is approximately $157 billion, including $56 billion in direct medical costs and $16 billion for morbidity costs, which includes the cost of lost productivity.

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

        The products we currently have under development target a broad range of solid tumors. The table below shows the incidence and mortality estimated for the year 2002 for various types of solid tumor cancers that our products seek to treat:

Cancer Indication	New Cases	Deaths
Breast	205,000	40,000
Prostate	189,000	30,200
Lung	169,400	154,900
Colorectal	148,300	56,600
Kidney	31,800	11,600
Head and Neck	28,900	7,400
Ovarian	23,300	13,900
Brain	17,000	13,100

          Source: American Cancer Society, 2002 Cancer Facts and Figures

BUSINESS STRATEGY

        Our corporate strategy is to become a leader in the research, development and commercialization of new and innovative anti-cancer treatments. Our strategy involves the following elements:

Focus on the growing cancer market.

        The worldwide cancer drug market was estimated at $20 billion in 2001, representing a 4% increase over 2000. Despite the large sums of money spent, cancer is the second leading cause of death in the United States, and current treatments remain inadequate. Given the life-threatening nature of cancer and the lack of effective treatments, the FDA has adopted procedures to accelerate the approval of cancer drugs. We intend to use our expertise in the field of cancer research to target this significant market opportunity for cancer drug development.

Develop our existing product portfolio.

        We have a portfolio of eight anti-cancer drugs, six of which have advanced to clinical trials. We intend to further develop six of these products both by expanding our internal resources and by continuing to collaborate with leading corporate, governmental and educational institutions. We have previously licensed Pharmacia to develop and commercialize two of these products. We believe this strategy will maximize the commercial value of our products by giving us the option to either directly market our products or to license our products on more favorable terms.

Create new products by capitalizing on our unique NeoLipid platform.

        We intend to use our NeoLipid electrostatic liposome technology platform to create new products in two ways: by extending the patent life of existing cancer drugs and by utilizing our unique platform to develop new drugs. We believe that several widely used cancer drugs are nearing patent expiration. Many of these drugs, while effective, have been limited in their use because of adverse side effects and difficulties in administration. Using our NeoLipid technology, we believe opportunities exist for us to increase the usefulness of these compounds as improved anti-cancer treatments. When a drug is combined with another agent or delivery system in a novel way, its patent life may be extended. We are intending to extend the marketing exclusivity for paclitaxel, doxorubicin and mitoxantrone through our LEP, LED and LEM products, respectively.

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

        Under the terms of our current license agreement with Pharmacia, we will have the right to purchase co-promotion rights for LEP and LED in the United States. We intend to develop a specialized cancer sales and marketing capability within the United States for LEP, LED and other products that we may develop. With respect to foreign sales, we may enter into collaborations with established international drug companies.

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

OUR PRODUCTS

        We have utilized both our electrostatic liposome platform and our tumor-targeting platform to develop a group of novel anti-cancer products. Presently, we have six products in clinical trials and two in preclinical development.

NeoLipid™ Electrostatic Liposome Drug Delivery Platform

Liposome Encapsulated Antisense Oligonucleotides

        Product Description.    We have developed an electrostatic liposome encapsulated antisense cRaf oligonucleotide, LE-AON, which we believe inhibits the expression of the cRaf protein and thus may have potential to enhance the effectiveness of radiation in the treatment of certain cancers. cRaf is a protein which is expressed at higher levels in cancer cells which are resistant to radiation therapy than in healthy cells. By inhibiting expression of this gene, the cell becomes more susceptible to radiation therapy. In addition, further pre-clinical studies indicate that LE-AON may be effective in enhancing the effect of chemotherapy in the treatment of various forms of cancer. Our liposomes provide a non-viral method of delivering the gene inhibitor into the cell. An additional advantage of LE-AON is that it can be administered intravenously and is relatively easy to manufacture.

        Development Status.    We intend to develop LE-AON as a treatment for radiation resistant tumors and as an enhancement to standard chemotherapeutic agents. In our pre-clinical studies, intravenous administration of LE-AON appeared to inhibit cRaf gene expression in tumor tissue. When LE-AON was given in combination with radiation treatment, tumor regression for at least 60 days was observed. We filed an investigational new drug application for LE-AON for patients with radiation resistant solid tumors in July, 2000, and began Phase I/II clinical trials for LE-AON in the first quarter of 2001.

Liposome Encapsulated Mitoxantrone

        Product Description.    We recently encapsulated mitoxantrone in our NeoLipid system. Mitoxantrone is used for the treatment of prostate cancer and multiple sclerosis, but its use is limited due to cardiac toxicity. We believe LEM will demonstrate a safety and efficacy advantage over unencapsulated mitoxantrone.

        Development Status.    We submitted an IND in March 2001 and initiated Phase I/II clinical trials in September 2001 for LEM. Pre-clinical studies in LEM demonstrated a survival advantage, in addition to a better side effect profile, when compared with unencapsulated mitoxantrone.

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

        Development Status.    LEP is being developed for various solid tumors. We believe LEP is the first, and only, liposomal form of paclitaxel to enter clinical trials. Enrollment of patients in our Phase I/II clinical trials for LEP was completed in April 2000 by our licensee, Pharmacia. These Phase I/II trials involved the treatment of 31 cancer patients, none of whom were then responding to other forms of treatment. Phase I/II trials have provided evidence that LEP may be able to be administered at higher levels than paclitaxel is currently administered, with fewer side effects. Although not designed to measure efficacy, six patients in the Phase I/II trial experienced tumor reductions greater than 35%. The tumors in twelve other patients did not increase in size after 12 weeks, and in four of these twelve patients, the tumors were still stable in size one year later. Some patients received significantly more cycles of LEP than can be given with unencapsulated paclitaxel, including two patients who received greater than 30 cycles of LEP. None of the patients showed signs of the nerve and muscle pain commonly associated with paclitaxel, and most patients did not experience the hair loss or nausea often associated with paclitaxel treatment.

        Currently, our licensee, Pharmacia, is responsible for the commercial development of LEP, including conducting clinical trials and working with the FDA to successfully commercialize the drug. As of the date of this filing, we are endeavoring to obtain definitive information on the development status of LEP from Pharmacia. See "Collaborative Relationships and Licenses—Pharmacia License Agreement".

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

        Currently, our licensee, Pharmacia, is responsible for the commercial development of LED, including conducting clinical trials and working with the FDA to successfully commercialize the drug. As of the date of this filing, we are endeavoring to obtain definitive information on the development status of LED from Pharmacia. See "Collaborative Relationships and Licenses—Pharmacia License Agreement".

Liposome Encapsulated SN38

        Product Description.    SN38 is the major active metabolite of Camptosar, a product marketed by our partner, Pharmacia, for the treatment of colorectal cancer. Historically, although SN38 is known to be highly toxic to tumor cells, there is no practical way to deliver the drug to destroy tumor cells. Currently, the only way to deliver SN38 to cancer cells is to administer an irinotecan such as Camptosar, which is then converted into SN38 in the tumor cells, and results in cell death. Unfortunately, only a small percentage of Camptosar is converted in the tumor, and this leads to some severe side effects. In 2001, we were able to successfully encapsulate SN38 in our NeoLipid system. Pre-clinical studies are being conducted to evaluate safety and efficacy advantages of LE-SN38 over unencapsulated SN38.

        Development Status.    Preclinical research is currently underway and we expect to file an IND in the first half of 2002. As a result, we anticipate the initiation of Phase I clinical trials before the end of 2002.

Liposome Encapsulated Epirubicin

        Epirubicin is a drug that is widely used in Europe for the treatment of breast cancer and was recently introduced in the U.S. market by our collaborative partner, Pharmacia. We believe LEE will demonstrate a safety and efficacy advantage over unencapsulated epirubicin. We have recently encapsulated epirubicin in our liposomes and intend to evaluate its properties as a treatment for breast cancer. Preclinical studies are currently underway to evaluate the profile of this drug, and we expect to file an IND late in 2002.

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

        Development Status.    We are evaluating IL13-PE38 as a treatment for kidney and brain cancers. In preclinical studies, IL13-PE38 has provided evidence of tumor regression in a number of cancers, which suggests the potential for a favorable toxicity profile. We filed an investigational new drug application for IL13-PE38 in June 1999 for the treatment of refractory kidney cancer and entered Phase I/II clinical trials in October 1999 for this indication. In our Phase I/II clinical trials we determined the maximum tolerated dose and schedule and we are currently working to establish the proper dosage level and schedule. We also filed an investigational new drug application in March 2000 for brain cancer and entered Phase I/II clinical trials for brain cancer in the fourth quarter of 2000. In addition, in late 2001, NeoPharm received orphan drug designation for IL13-PE38 for the treatment of glioblastoma multiforme and anaplastic astrocytoma, two very deadly forms of brain cancer with practically no effective treatment options.

        Preliminary Phase I/II data from two ongoing clinical trials for the treatment of brain tumors was presented in November 2001. This preliminary data appeared to show that four out of eleven evaluable patients experienced a significant reduction in the size of their tumors. Patients continue to enroll in these studies as we determine the most effective dose.

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

        Development Status.    We are evaluating SS1(dsFv)-PE38 as a treatment for ovarian cancer, head and neck cancer, and mesothelioma, a type of lung cancer. In March 2000, we filed an investigational new drug application for SS1(dsFv)-PE38 for the treatment of certain common cancers and entered Phase I/II clinical studies in the fourth quarter of 2000. In preclinical studies, SS1(dsFv)-PE38 demonstrated very specific targeting to receptors for ovarian cancer and head and neck cancers and a high level of tumor toxicity. Preclinical studies demonstrated a high rate of response in ovarian tumors. In addition, in early 2002, NeoPharm received orphan drug designation for SS1(dsFv)-PE38 for the treatment of both ovarian cancer and mesothelioma, a virulent and deadly form of lung cancer with practically no effective treatment options.

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

        We have already received the $9 million non-refundable up-front payment upon execution of the license agreement, the $8 million equity investment, a $2 million milestone payment in July 1999 for transferring the investigational new drug applications for LED and LEP to Pharmacia, and a $3 million milestone payment in March 2000 upon initiation of the Phase II clinical trials for LEP. Pharmacia has assumed all further responsibility for, and the costs associated with, the development and testing of LEP and LED and obtaining all regulatory approvals. We have the right to purchase from Pharmacia co-promotion rights in lieu of receiving royalties on United States sales, for a price based upon a percentage of Pharmacia's development costs. The co-promote right allows us to collect a larger royalty in exchange for contributing to the promotional expenses of any products developed under the Agreement. We will also receive a fixed royalty on foreign sales.

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

        In January 2002, Pharmacia informed us that the LEP and LED development programs were experiencing delays. At the time of that meeting, Pharmacia was unable to determine when Phase II/III studies were expected to begin. We continue to work with Pharmacia to determine the development status of both LEP and LED, but as of the date of this filing, Pharmacia has not provided us with new target dates for starting Phase II/III clinical trials in these products.

  Georgetown University Agreements.

        We have entered into two license agreements, two contract research agreements and three sponsored research agreements with Georgetown University relating to various liposome-related products. Under the Georgetown licenses, and in return for sponsoring related research, we were granted exclusive licenses to manufacture and sell LED, LEP, and LE-AON. We are obligated to pay royalties to Georgetown on commercial sales of these products. In addition, we are obligated to make certain advance royalty payments, which will be credited against future royalties. The Georgetown licenses may be terminated in the event of a default. Our rights under the Georgetown licenses with respect to LED and LEP have been sublicensed to Pharmacia.

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

  FDA

        In August 1997, we entered into a cooperative research and development agreement with the FDA covering the IL13-PE38 product licensed from the NIH and FDA. Pursuant to the FDA agreement, we agree to commercialize IL13-PE38 and the FDA agrees to collaborate on the clinical development and commercialization of the licensed product. In January 2001 the agreement was revised and expanded and is now set to expire on December 31, 2003. However, under the revised agreement, we are required to pay $400,000 per year, through 2003, for expenses incurred by the FDA in carrying out its responsibilities under this agreement. Research and development costs related to this research totaled $100,000 in each of 1997 and 1998, $150,000 in each of 1999 and 2000 and $400,000 in 2001.

  National Cancer Institute

        In May 1999, we entered into a cooperative research and development agreement with the NCI. Pursuant to the agreement, the Company committed to commercialize the SS1 (dsFv)-PE38 monoclonal antibody product which it licensed from the NIH and the FDA. The NCI agreed to collaborate on the clinical development and commercialization of the licensed product. The Company was originally committed to pay $100,000 per year over four years for the reasonable and necessary expenses incurred by the NCI in carrying out their responsibilities under the agreement. During each of 1999 and 2000, NeoPharm spent $100,000 under this agreement. In 2000, the parties agreed to expand the scope of the agreement and increase the Company's annual funding requirement to $150,000 for the final two years of the agreement. In 2001, we spent $150,000 under the agreement.

        Amounts paid to our major research and development collaborators under our various agreements during the last three years, as well as our commitments under these agreements for 2002, are included in the following table:

Research and Development Collaboration Expenses
	Actual			Scheduled(1)
	1999	2000	2001	2002
Georgetown	1,019,000	456,000	2,458,000	2,500,000
FDA	150,000	150,000	400,000	400,000
NCI	100,000	100,000	150,000	150,000
NIH	110,000	35,000	30,000	30,000
Total Collaboration Expenses	1,379,000	741,000	3,038,000	3,080,000

(1)
The agreements listed in this table can be terminated at any time with, at most, 90 days written notice.

Manufacturing

        Currently, we do not have the commercial manufacturing capacity for any of the products we are developing. All of our electrostatic liposome products are produced at the Center for Advanced Drug Development at the University of Iowa Pharmacy School which we believe has sufficient production capabilities to satisfy our clinical trial needs through the end of Phase I/II clinical testing. While commercial production of LEP and LED is expected to be handled by Pharmacia, we have retained the right, under the terms of our agreement with Pharmacia, to supply any electrostatic liposome products if we can do so at lower cost.

        In December 2001 we entered into an agreement with Akorn, Inc., an independent public traded company, to secure cGMP manufacturing capacity for both our anticipated Phase II/III clinical supply requirements as well as our anticipated commercial manufacturing capacity requirements. Under the Agreement, NeoPharm loaned Akorn $3,250,000 to assist in the completion and validation of Akorn's state-of-the-art lyopholization facility at its plant in Decatur, Illinois. The note is due in December 2006 and the terms of the agreement call for interest on the note receivable to accrue at the rate NeoPharm receives on its investments in marketable securities, which is less than the interest rate Akorn pays on its other outstanding debt. In exchange, Akorn has granted NeoPharm the option to secure at least 15% of Akorn's lyophilization manufacturing capacity for up to 15 years, preferred pricing on all NeoPharm products manufactured at Akorn, and confidential treatment of all trade secrets relating to NeoPharm's Easy-to-Use NeoLipid technology. Akorn anticipates the facility coming online in 2003, at approximately the time that NeoPharm anticipates that we will need to manufacture our lyophilized products for Phase II/III clinical trials. Dr. John N. Kapoor, NeoPharm's Chairman, is also Chairman and Chief Executive Officer of Akorn, and holds a substantial stock position in both companies. Because of his role in both companies, Dr. Kapoor refrained from participating in the NeoPharm Board of Directors' deliberation on this transaction (See "Notes to Financial Statements—Note 9").

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

Research and Development

        In 2001 we significantly increased our research and development staff and opened a new 35,500 square foot research and development facility in Waukegan, Illinois, where we employed 39 individuals as of March 1, 2002. We have incurred research and development expenses of approximately $13,548,000 in 2001, $3,972,000 in 2000 and $3,759,000 in 1999 to develop our products.

Patents and Proprietary Rights

        We have licenses to 19 United States patents or patent applications relating to our products. In addition, we own one issued patent and two pending United States patent applications covering methods of administering LEP, as well as five United States patent applications relating to our other products in development. We have also filed applications in a number of foreign jurisdictions which are counterparts of our issued United States patents and patent applications. We believe all of our products under development are protected by patents owned or licensed to us.

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

RISKS RELATED TO OUR BUSINESS

If we lose or are unable to secure collaborative partners, or if our collaborators do not apply adequate resources to our collaborations or mishandle the development of our products, our product development efforts and profitability may suffer.

        Our business strategy includes entering into collaborations with academic, governmental and corporate partners, primarily pharmaceutical companies, for the research, development, manufacturing, marketing and other commercialization activities relating to our products. We have entered into an important license agreement with Pharmacia covering our LEP and LED products. The success of this license depends for the most part on Pharmacia's efforts. Adverse developments in our relationship with Pharmacia, or failure by Pharmacia to properly develop our technology, can have a significant and adverse effect on us and our stock price. Pursuant to our agreement with Pharmacia, we have granted them an exclusive worldwide license to manufacture, develop, use, market and sell LEP and LED. We will receive royalties on any foreign sales, and in the United States we have the right to purchase co-promotion rights for these products from Pharmacia, instead of receiving royalties. As a result of our agreement with Pharmacia, we are dependent on Pharmacia to fund testing, to make regulatory filings and to manufacture and market LEP and LED and potentially any future products resulting from this license.

        The resources dedicated by Pharmacia and our other partners to our respective collaborations are not within our control. If any collaborator breaches or terminates their agreement with us, fails to conduct their collaborative activities in a timely manner, fails to devote sufficient resources to our collaborations, or mishandles the development of our products, the commercialization of our products could be slowed down or halted. We cannot assure you that Pharmacia or our other collaborative partners will not change their strategic focus, or pursue alternate technologies or develop competitive products, either on their own or in collaboration with others, as a means for treating the diseases targeted by these collaborative programs. Our revenues and earnings also will be dependent on the effectiveness of our collaborative partners in marketing any successfully developed products and our marketing efforts, if we choose to develop our own sales and marketing force.

        We cannot assure you that our collaborations with Pharmacia or others will continue or succeed or that we will receive any further research funding or milestone or royalty payments. If our partners do not develop products under these collaborations, we cannot assure you that we would be able to do so on our own. Disputes may arise between us and Pharmacia, or our other collaborators, as to a variety of matters, including financial or other obligations under our contracts, the most promising scientific or regulatory route to pursue or ownership of intellectual property rights. These disputes may be both expensive and time consuming and may result in delays in the development and commercialization of our products. Any delay by Pharmacia would delay our receipt of not only our milestone payments, but also royalties, if any.

If we are unsuccessful in developing our products, our ability to generate revenues may be significantly impaired.

        Our research and development programs are at various stages and we have not successfully completed the development of nor have we received regulatory approval for any products. If we, or our collaborators, do not successfully complete development of or receive regulatory approvals for our product candidates, our ability to generate revenues from operations will be significantly impaired and our stock price will be harmed. We will need to conduct substantial additional clinical research in order to develop our products. We do not know whether our research and development will lead to commercially viable products that will be approved by the United States Food and Drug Administration, referred to as the FDA. Our products will also require additional clinical testing, regulatory approval and substantial additional investment prior to commercialization. Our products are subject to the risks of failure inherent in the development of pharmaceutical products. These risks include the following:

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

We have a history of operating losses and an accumulated deficit as of December 31, 2001 of $42,408,481; we expect to continue to incur losses for the near future and may never be profitable.

        We have only a limited history and our operations consist primarily of the development of our products and the sponsorship of research and clinical trials. Until 1999, when we received $11,000,000 in payments from Pharmacia, we had incurred losses every year since we began operations and as of December 31, 2001, our accumulated deficit was $42,408,481. We have not generated revenues from the sale of our products and it is possible that revenues from product sales will never be achieved. Until we executed our agreement with Pharmacia, we generated only limited amounts of revenue from our license fees and it is possible that additional license revenue will not be significant. We cannot predict when or if we will be able to develop other sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our products.

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

        We rely, in part, on third parties to perform a variety of functions, including research and development, clinical trials and regulatory affairs management and production of our products. As of March 1, 2002, we have only 72 full-time employees. We currently do not possess the internal infrastructure to independently conduct clinical testing or meet other regulatory responsibilities. If we develop compounds with commercial potential, we will either have to hire additional personnel skilled in the clinical testing and the regulatory compliance processes or engage third parties to perform such services. We currently are a party to several agreements which place substantial responsibility on third parties for clinical development of our products. We also in-license technology from governmental and academic institutions in order to minimize investments in early research, and we enter into collaborative arrangements with certain of these entities with respect to clinical trials of products. We cannot assure you that we will be able to maintain any of these relationships or establish new ones on beneficial terms, that we can enter into these arrangements without undue delays or expenditures, or that these arrangements will allow us to compete successfully.

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

        Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, patent and trade secret protection for new technologies, products and processes is essential to us. We have obtained licenses to 19 United States patents or patent applications relating to our products, and we own one issued patent and two pending United States patent applications covering methods of administering LEP, as well as five United States patent applications relating to our other products in development. With respect to these patents and patent applications, however, no assurance can be given that:

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

On July 1, 1994, we entered into a consulting agreement with EJ Financial. The consulting agreement provides that we will pay EJ Financial $125,000 per year (paid quarterly) for certain management consulting services, which is based on anticipated time spent by EJ Financial personnel on the Company's affairs. EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. In addition, EJ Financial is involved with other companies in the cancer field. Although these companies are pursuing different therapeutic approaches for the treatment of cancer, discoveries made by one or more of these companies could render our products less competitive or obsolete. Further, in December 2001, we entered into a loan agreement with Akorn, Inc., a company controlled by Dr. Kapoor, to obtain manufacturing rights at Akorn's lyophilization facility. See "Business—Manufacturing."

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

Our scientific advisors commit only a portion of their time to our business and research activities and we may not have rights to their inventions or discoveries.

        Due to limited internal staff and resources, we rely heavily on scientific consultants to advance our research and development programs. Members of our scientific advisory board are employed on a full-time basis by academic or research institutions. These individuals will devote only a portion of their time to our business and research activities. In addition except for work performed specifically for and at our direction, the inventions or processes discovered by our consultants and scientific advisors will not become our property but will be the intellectual property of other institutions with which they may have an affiliation. If this happens, we would have to obtain licenses to such technology from such institutions. Invention assignment agreements executed by scientific advisory board members and consultants in connection with their relationships with us may be subject to the rights of their primary employers or other third parties with whom such individuals have consulting relationships.

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

ITEM 2. PROPERTIES

        The Company's administrative offices are located in approximately 13,037 square feet of leased office space in Lake Forest, Illinois. Prior to moving to the current Lake Forest location in December 2000, the Company subleased approximately 2,158 square feet of space at a market rate rent from Option Care, Inc, an affiliate of the Company's Chairman and principal shareholder, John N. Kapoor. (See Note 9—"Transactions with Related Parties" in Notes to Financial Statements). Additionally, the Company has leased a 35,500 square foot research and development facility in Waukegan, Illinois. We consider these facilities as suitable and adequate for our current and immediate future needs.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any litigation or other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

        From January 25, 1996 until December 2, 1996 the Company's Common Stock was quoted on the Nasdaq Stock Market's SmallCap Market under the trading symbol NPRM. From December 2, 1996 until April 13, 2000 the Common Stock was traded on the American Stock Exchange under the symbol NEO. Beginning on April 14, 2000, and continuing through the date of this report, the Common Stock has been traded on the Nasdaq National Market under the symbol NEOL. The following table provides the high and low sales prices as reported on the exchange on which the Company's stock was listed for the periods indicated.

2000	High	Low
First Quarter	29.545	16.705
Second Quarter	16.062	14.817
Third Quarter	37.330	16.364
Fourth Quarter	36.705	20.000

2001	High	Low
First Quarter	34.489	13.239
Second Quarter	25.573	17.557
Third Quarter	22.955	12.318
Fourth Quarter	27.000	11.818

        As of March 1, 2002, there were 44 holders of record of the Common Stock, and the Company estimates that as of such date there were more than 2,100 beneficial holders of the Common Stock. The Company has never paid a cash dividend on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. Any determination in the future to pay cash dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	1997	1998	1999	2000	2001
Statement of Operations Data:
Revenues	$550,000	$—	$11,000,000	$3,000,000	$—
Operating expenses:
Research and development	1,411,692	1,611,343	3,758,980	3,791,667	14,814,169
General and administrative	1,370,486	1,691,132	2,446,926	3,040,671	4,414,469
Income/(loss) from operations	(2,232,178)	(3,302,475)	4,794,094	(3,832,338)	(19,228,638)
Other income	$—	$—	$—	$—	$8,049
Other expense	—	—	—	—	—
Other income (expense)-net	—	—	—	—	$8,049
Interest income	$210,501	$88,752	626,508	3,322,163	5,796,552
Interest expense	—	—	(2,126)	—	—
Interest income (expense)-net	210,501	88,752	624,382	3,322,163	5,796,552
Income/(loss) before income taxes	$(2,021,677)	$(3,213,723)	$5,418,476	$(510,175)	$(13,424,037)
Income taxes	—	(1,640,000)	1,664,000	15,653	—
Income/(loss) before cumulative effect of accounting change	$(2,021,677)	$(1,573,723)	$3,754,476	$(525,828)	$(13,424,037)
Cumulative effect of accounting change (see Note 5—"Change in Stock Compensation Method" in Notes to Financial Statements)	—	—	—	$139,598	—
Net income/(loss)	$(2,021,677)	$(1,573,723)	$3,754,476	$(386,230)	$(13,424,037)
Basic net income/(loss) per share	$(.25)	$(.19)	$.39	$(.03)	$(.83)
Diluted net income/(loss) per share	$(.25)	$(.19)	$.34	$(.03)	$(.83)

	December 31,
	1997	1998	1999	2000	2001
Balance Sheet Data:
Cash & cash equivalents	$2,776,697	$40,681	$24,664,567	$139,777,330	$106,525,864
Working capital	2,348,904	1,077,255	23,938,684	139,841,734	120,305,964
Total assets	2,854,499	1,781,548	25,051,748	140,531,777	129,195,075
Accumulated deficit	(3,887,322)	(5,461,045)	(1,706,569)	(2,092,799)	(42,408,481)
Total stockholders' equity	2,374,072	1,178,122	24,005,058	140,092,078	127,343,550

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

        Since we began doing business in June 1990, we have devoted our resources primarily to funding research and product development programs. We expect to continue to incur losses as we expand our research and development activities and sponsorship of clinical trials. As of December 31, 2001, we had an accumulated deficit of approximately $42,408,000.

Results of Operations

  Years Ended December 31, 2001, 2000, and 1999

        Operating revenues during the three fiscal years ended December 31, 2001, 2000 and 1999, were $0, $3,000,000, and $11,000,000, respectively. Operating revenue in 2000 consisted of a milestone payment from our partner, Pharmacia, upon initiation of Phase II clinical trials for LEP. 1999 operating revenue consisted of a $9,000,000 non-refundable license fee from Pharmacia upon execution of the LEP/LED license agreement, as well as a $2,000,000 milestone payment for transferring the investigational new drug applications for LEP and LED to Pharmacia. Potential total milestone payments of $47,000,000 from Pharmacia are still available under the agreement.

        We incurred research and development expenses of approximately $14,814,000 in 2001 as compared to $3,792,000 in 2000 and $3,759,000 in 1999. In 2001, we significantly increased our ability to accelerate the development progress of our products through the development of our own research and development facility in Waukegan, Illinois, as well as the addition of our own internal clinical research group to monitor the numerous Phase I clinical trials being conducted on our products. As a result, research and development expenses increased in 2001 due to increased spending of approximately $5,376,000 for the preclinical and clinical development of our products as a result of expanded research collaborations and conducting more Phase I/II clinical trials, increased payroll and consulting related expenses of approximately $3,324,000 from the increases in our clinical and pre-clinical research and development staff, expenses of approximately $1,050,000 incurred in the operation of our new research and development facility, which began operations during the first quarter of 2001 and an expense of approximately $1,267,000 to establish the valuation allowance on the loan made to Akorn, Inc. (See "Business—Manufacturing" and "Notes to Financial Statements—Note 9"). Research and development expenses increased in 2000 due to an increase in spending of $700,000 related primarily to the development of our LE-AON, LEM, LEE, LE-SN38, IL13-PE38 and SS1(dsFv)-PE38 products, and increased payroll, consulting and related expenses of $500,000 due to increased staffing requirements. Due to the assumption of all future expenses related to the development of LEP and LED by Pharmacia, research and development expenses for these products decreased by $1,170,000 in 2000.

        Amounts paid to our major research and development collaborators under our various agreements during the last three years, as well as our commitments under these agreements for 2002, are included in the following table:

Research and Development Collaboration Expenses
	Actual			Scheduled(1)
	1999	2000	2001	2002
Georgetown	1,019,000	456,000	2,458,000	2,500,000
FDA	150,000	150,000	400,000	400,000
NCI	100,000	100,000	150,000	150,000
NIH	110,000	35,000	30,000	30,000
Total Collaboration Expenses	1,379,000	741,000	3,038,000	3,080,000

(1)
The agreements listed in this table can be terminated at any time with, at most, 90 days written notice.

        We incurred general and administrative expenses of approximately $4,414,000 in 2001 as compared to $3,041,000 in 2000 and $2,447,000 in 1999. The increase in general and administrative expenses in 2001 was primarily due to increased payroll and consulting expenses of approximately $738,000 related to increases in staff, increased rent expense of approximately $126,000 as a result of moving into new, larger offices in 2001, increased depreciation expense of approximately $91,000 from the purchase of new furniture and equipment used in our new offices, increased insurance expense of approximately $83,000 due to an increase in levels of insurance for various policies and an increase in other miscellaneous office expenses of approximately $335,000. General and administrative expenses increased in 2000 primarily as a result of an increase in payroll, consulting and related expenses of $200,000 due to increased staffing requirements, increased registration fees of $90,000 from the increase in the Company's authorized shares, increased insurance costs of $70,000 to increase the amount of insurance coverage, increased printing expenses of $60,000, increased travel expenses of $50,000, moving expenses of $50,000 and an increase in other miscellaneous office expenses of approximately $70,000.

        Interest income for 2001, 2000 and 1999 totaled approximately $5,797,000, $3,322,000, and $627,000, respectively. The increase in interest income over the last three years reflects higher levels of cash equivalent investments resulting from the proceeds received from the sale of 3,480,000 shares of the Company's common stock completed in October 2000.

  Liquidity and Capital Resources

        At December 31, 2001, we had approximately $106,526,000 in cash and cash equivalents and net working capital of approximately $120,306,000, as compared with $139,777,000 and $139,842,000, respectively, at December 31, 2000. We believe that our cash and cash equivalents should be adequate to fund operations for the next 12 months. However, we can offer no assurances that additional funding will not be required during that period. All excess cash has been invested in short-term investments and marketable securities with less than two years to maturity.

        Our assets at December 31, 2001 were approximately $129,195,000 compared to $140,532,000 at December 31, 2000. This decrease in assets was primarily due to a decrease of cash and cash equivalents of approximately $11,416,000 as a result of cash used in operating activities for the year. In 2002, we anticipate a significant increase in cash used in operating activities as a result of our planned increase in research and development spending.

        The Company invested approximately $2,600,000 in furniture, equipment and leasehold improvements in 2001 for our new corporate offices, as well as for our new research and development facility. As a result of the relocation of the Company's corporate offices to larger, more functional space in Lake Forest, Illinois to accommodate the larger staff, the Company invested approximately $250,000 in office furniture and equipment in 2000. The Company anticipates making further investments in scientific equipment in 2002 to further equip the Company's new research and development facility in Waukegan, Illinois.

        On October 22, 1998, we established a $3,000,000 line of credit (the "Line of Credit") with the John N. Kapoor Trust dtd. 9/20/89, an entity affiliated with our Chairman. Interest on borrowings on the Line of Credit was accrued at the rate of 2% over the prime rate of the Northern Trust Bank. We borrowed $250,000 on the Line of Credit on January 8, 1999. The $250,000 plus all accrued interest was repaid on January 29, 1999. The Line of Credit terminated upon the signing of the Pharmacia licensing agreement on February 19, 1999.

        Our liabilities at December 31, 2001 increased to approximately $1,852,000 from approximately $440,000 at December 31, 2000. This increase was attributable to an increase in accrued clinical trial expenses at year-end of approximately $633,000 for our ongoing and newly initiated Phase I/II clinical trial programs, an increase in accrued compensation of approximately $222,000 in 2001 from the increase in staff in 2001, an increase in trade payables of approximately $213,000 and an increase in accrued expenses of approximately $344,000.

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

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999, which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board Issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," effective for all fiscal quarters beginning after June 15, 2000. SFAS No. 137 allows companies that have not applied early adoption of SFAS No. 133 to delay implementation until quarters beginning after June 15, 2000. Implementation of SFAS No. 133/SFAS No. 137 had no material impact on the Company's 2001 financial statements since it has already been adopted.

        On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of."

The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. We believe that the provisions of SFAS No. 142, described above will have no impact on our financial position and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The Financial Statements and Supplementary Data are incorporated herein by reference to the Company's Financial Statements included as Exhibit 1. The information is contained as follows:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10. MANAGEMENT

        The directors and executive officers of NeoPharm are as follows:

Name	Age	Position	Position Held Since
John N. Kapoor, Ph.D	58	Director, Chairman of the Board	1990
James M. Hussey	42	President, Chief Executive Officer, and Director	1998
Erick E. Hanson(1)(2)	55	Director	1997
Sander A. Flaum(1)(2)	64	Director	1998
Matthew P. Rogan, M.D.(1)(2)	56	Director	2000
Kaveh T. Safavi, M.D., J.D.(1)(2)	41	Director	2000
Jeffrey W. Sherman, M.D., F.A.C.P	47	Executive Vice President, Chief Medical Officer	2000
Lawrence A. Kenyon, C.P.A	36	Chief Financial Officer, Secretary	2000
Imran Ahmad, Ph.D	37	Senior Vice President—Research and Development, Chief Scientific Officer	2000
Lewis C. Strauss, M.D	50	Vice President, Clinical Development	1998
Kirk Rosemark	37	Vice President, Regulatory Affairs	2001
Amy Y. Grahn	43	Vice President, Clinical Research Management	2001

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

        All directors hold office until the next annual meeting of the stockholders and until their successors are duly elected. Officers are appointed to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

        John N. Kapoor, Ph.D., Chairman of the Board of Directors, joined us in July 1990 as a member of our Board of Directors. Prior to forming our company, Dr. Kapoor formed EJ Financial Enterprises, Inc., a health care consulting and investment company, in March 1990, of which Dr. Kapoor is currently President. Dr. Kapoor is presently Chairman of Option Care, Inc., a provider of home health care services, Chairman and interim CEO of Akorn, Inc., a manufacturer, distributor and marketer of generic ophthalmic products, a director of Introgen Therapeutics, Inc., a gene therapy company, and a director of First Horizon Pharmaceuticals, Inc., a distributor of pharmaceuticals. Dr. Kapoor received his Ph.D. in medicinal chemistry from the State University of New York in 1970 and a B.S. in pharmacy from Bombay University in India.

        James M. Hussey joined us in March 1998 as President, Chief Executive Officer, and a member of the Board of Directors. Mr. Hussey was previously the Chief Executive Officer and founder of Physicians Quality Care, a managed care organization from 1994 until its sale in January 1998. Previous to that, Mr. Hussey held several positions with Bristol-Myers Squibb Company from 1984 to 1994, most recently as the General Manager Midwest Integrated Regional Business Unit. Mr. Hussey is currently a director of Option Care, Inc., a provider of home health care services. Mr. Hussey, a licensed pharmacist, received a B.S. from the College of Pharmacy at Butler University and an M.B.A. from the University of Illinois.

        Erick E. Hanson joined us as a Director in April 1997. Mr. Hanson is currently President of Hanson and Associates, a consulting firm working with venture capital companies. Previously,

Mr. Hanson served as President and Chief Executive Officer of Option Care, Inc., a provider of home health care services. Prior to joining Option Care, Inc. Mr. Hanson held a variety of positions with Caremark, Inc., including from 1991-1995, Vice President Sales and Marketing. Mr. Hanson served as President and Chief Operating Officer of Clinical Partners, Inc. in Boston, MA, from 1989-1991 and prior to 1989 was associated with Blue Cross and Blue Shield of Indiana for over twenty years. Mr. Hanson presently serves on the Board of Directors for Integrity Healthcare, Inc., a home healthcare provider.

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

        Dr. Matthew P. Rogan is President and CEO of Unicorn Pharma Consulting, Inc., a provider of customized pharmaceutical and biotechnology medical services. From 1997 to 1999, Dr. Rogan was Vice President, Medical Affairs for Sanofi Pharmaceuticals in the United States. Prior to joining Sanofi, Dr. Rogan served as Senior Medical Director, Medical Affairs for Zeneca Pharmaceuticals from 1996-1997 and was director of Clinical Support at Burroughs Wellcome from 1993-1995. Prior to 1993, Dr. Rogan held senior positions with Bristol-Myers Squibb. Dr. Rogan is a Diplomate of the American Board of Pediatrics, a Fellow of the American Academy of Pediatrics and a member of the American Academy of Pharmaceutical Physicians.

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

        Dr. Jeffrey W. Sherman, M.D., F.A.C.P., joined us in September 2000 as Executive Vice President and Chief Medical Officer. Dr. Sherman joined us from Searle/Pharmacia where, since joining that firm in 1992, he has held a variety of positions, serving as Executive Director, Clinical Research, with his focus being on Oncology Clinical Research and Head of Oncology Global Medical Operations in Medical Marketing. Dr. Sherman received his medical degree from the Finch University of Health Sciences/The Chicago Medical School and is a member of numerous professional societies and a Diplomate of the National Board of Medical Examiners and the American Board of Internal Medicine.

        Lawrence A. Kenyon joined us in September 2000 as our Chief Financial Officer. From October 1999 until September 2000 Mr. Kenyon was Senior Vice President of the Gabelli Mathers Fund, a regulated investment company. Prior to that, Mr. Kenyon held a variety of positions with Mathers and Company, Inc., an investment management firm, most recently serving as the Chief Financial Officer for both Mathers and Company, Inc. and Mathers Fund, Inc. Mr. Kenyon is a Certified Public Accountant and received his B.B.A. in Accounting from the University of Wisconsin—Whitewater in 1987.

        Imran Ahmad, Ph.D., Vice President, Research and Development, joined NeoPharm in July 2000. Prior to joining NeoPharm, Dr. Ahmad held a variety of positions at the Liposome Company from 1993 until 2000, most recently serving as Assistant Director of Research and Development where his responsibilities included directing the pre-clinical research program. Dr. Ahmad conducted his post-doctoral work at the University of Alberta, Canada.

        Dr. Lewis C. Strauss, M.D., joined us as Chief Medical Officer, in April 1998. After completing his medical training at Cornell Medical College and his pediatric residency at The Johns Hopkins School of Medicine in Baltimore, Dr. Strauss served as Assistant Professor, Oncology and Pediatrics at Johns Hopkins Oncology Center (1980-1991) and Associate Professor, Pediatrics (Hematology—Oncology) at Northwestern University (1991-1997). Upon Dr. Jeffrey Sherman joining us in September 2000 as Chief Medical Officer, Dr. Strauss became Vice President, Clinical Development.

        Kirk Rosemark, RAC, joined us as Vice President of Regulatory Affairs in April 2001. Mr. Rosemark joined us from Solvay Pharmaceuticals where, since joining that firm in March 1998, he has held a variety of positions, most recently serving as Director of Regulatory Affairs for Unimed Pharmaceuticals, a Solvay Pharmaceuticals company. Prior to that, Mr. Rosemark held various Regulatory Affairs positions with Novartis Ophthalmics and Bausch & Lomb Pharmaceuticals.

        Amy Y. Grahn joined us as Vice President of Clinical Research Management in August 2001. Prior to that, from September 2000 until August 2001, Ms. Grahn was Senior Project Manager at Takeda Pharmaceuticals, North America. From 1998 until 2000, Ms. Grahn served as Associate Director of Oncology Clinical Research and G.D. Searle & Co. Prior to 1998, Ms. Grahn held a variety of positions in clinical research at Abbott Laboratories. Ms. Grahn received her M.S. from the Illinois Institute of Technology in 1988.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely on a review of the copies of reports furnished to the Company or written representations that no reports were required, the Company believes that, during the 2001 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions "Executive Compensation", "Compensation of Directors," "Election of Directors-Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" in the Company's definitive Proxy Statement which is filed with the Securities and Exchange Commission (the "commission") within 120 days of the Company's fiscal year ended December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

        The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2001.

PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits
	3.1	Amended and Restated Certificate of Incorporation filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-44396), is incorporated by reference
	3.2	Bylaws of the Company filed with the Commission as Exhibit 3.2 to the Company's Registration Statement on Form S-3 (File No. 333-44396), is incorporated by reference
	10.01	Consulting Agreement dated as of November 12, 2001 by and between the Company and Unicorn Pharma Consulting, Inc.
	10.02	Promissory Note dated as of December 20, 2001 by and between the Company and Akorn, Inc.
	10.03	Processing Agreement dated as of December 20, 2001 by and between the Company and Akorn, Inc.
	10.04	Subordination and Intercreditor Agreement dated as of December 20, 2001 by and between the Company and John N. Kapoor, as Trustee under the John N. Kapoor Trust, dated September 20, 1989.
	10.05	Subordination, Standby and Intercreditor Agreement dated as of December 20, 2001 by and between the Company and the Northern Trust Company.
	99.01	Letter regarding independent public accountants
(b)	Financial Statements
	(1)	Financial Statements
The financial statements filed as part of this Registration Statement are listed in the Index to Financial Statements of the Company on Page 38.
(c)	Reports on Form 8-K

On December 31, 2001, the Company filed a report on Form 8-K reporting the execution of a promissory note and processing agreement between the Company and Akorn, Inc., a related party, describing the general terms of the agreements.

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

NEOPHARM, INC.
By:	/s/ JAMES M. HUSSEY James M. Hussey President and Chief Executive Officer

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ JOHN N. KAPOOR John N. Kapoor	Director, Chairman of the Board	April 10, 2002
/s/ JAMES M. HUSSEY James M. Hussey	Director, President, and Chief Executive Officer (Principal Executive Officer)	April 10, 2002
/s/ ERICK E. HANSON Erick E. Hanson	Director	April 10, 2002
/s/ SANDER FLAUM Sander Flaum	Director	April 10, 2002
/s/ MATTHEW P. ROGAN Matthew P. Rogan	Director	April 10, 2002
/s/ KAVEH T. SAFAVI Kaveh T. Safavi	Director	April 10, 2002
/s/ LAWRENCE A. KENYON Lawrence A. Kenyon	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 10, 2002

INDEX TO FINANCIAL STATEMENTS

NEOPHARM, INC.
(A DELAWARE CORPORATION)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of NeoPharm, Inc.:

        We have audited the accompanying balance sheets of NeoPharm, Inc. (a Delaware corporation) as of December 31, 2000 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoPharm, Inc. as of December 31, 2000 and 2001, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

        As explained in Note 5 to the financial statements, effective July 2000, the Company changed its method of accounting for non-employee director stock compensation.

ARTHUR ANDERSEN LLP
Chicago, Illinois April 9, 2002

NEOPHARM, INC.
(A DELAWARE CORPORATION)

BALANCE SHEETS

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$139,777,330	$106,525,864
Short-term investment in marketable securities	—	15,030,045
Other receivables	3,366	131,718
Prepaid expenses	500,737	469,862

Total current assets	$140,281,433	$122,157,489
Equipment and furniture:
Equipment	131,981	2,260,949
Furniture	205,903	486,658
Leasehold improvements	76,840	254,096
Less accumulated depreciation	(164,380)	(686,061)

Total equipment and furniture, net	$250,344	$2,315,642

Long-term investment in marketable securities	—	2,738,563
Related party note receivable, net (Note 9)	—	1,983,381

Total assets	$140,531,777	$129,195,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued clinical trial expenses	$—	$632,365
Accounts payable	323,797	537,465
Accrued compensation	—	221,862
Other accrued expenses	115,902	459,833

Total current liabilities	$439,699	$1,851,525

Stockholders' equity:
Common stock, $.0002145 par value; 25,000,000 shares authorized, 14,656,588 and 16,237,779 shares issued and outstanding as of December 31, 2000 and 2001, respectively	3,145	3,484
Additional paid-in capital	142,181,732	169,748,547
Accumulated deficit	(2,092,799)	(42,408,481)

Total stockholders' equity	$140,092,078	$127,343,550

Total liabilities and stockholders' equity	$140,531,777	$129,195,075

The accompanying notes to financial statements are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	1999	2000	2001
Revenues	$11,000,000	$3,000,000	$—

Expenses:
Research and development	2,375,458	3,051,003	14,814,169
General and administrative	2,413,901	3,007,546	4,252,309
Related party expenses (Note 9)	1,416,547	773,789	162,160

Total expenses	6,205,906	6,832,338	19,228,638

Income/(loss) from operations	4,794,094	(3,832,338)	(19,228,638)
Other income	—	—	8,049
Other expense	—	—	—

Other income - net	—	—	8,049
Interest income	626,508	3,322,163	5,796,552
Interest expense	2,126	—	—

Interest income - net	624,382	3,322,163	5,796,552

Income/(loss) before income taxes	$5,418,476	$(510,175)	$(13,424,037)
Income taxes (benefit)/expense	1,664,000	15,653	—

Income/(loss) before cumulative effect of accounting change	$3,754,476	$(525,828)	$(13,424,037)

Cumulative effect on prior years (to December 15, 1998) of changing to a different stock compensation method (Note 5)	—	139,598	—

Net income/(loss)	$3,754,476	$(386,230)	$(13,424,037)

Net income/(loss) per share
Basic
Net income/(loss) before cumulative effect of accounting change	$.36	$(.04)	$(.83)
Cumulative effect of accounting change on prior years (Note 5)	—	$.01	—

Net income/(loss) per share - basic	$.36	$(.03)	$(.83)

Diluted
Net income/(loss) before cumulative effect of accounting change	$.31	$(.04)	$(.83)
Cumulative effect of accounting change on prior years (Note 5)	—	$.01	—

Net income/(loss) per share - diluted	$.31	$(.03)	$(.83)

Pro forma amounts assuming new stock compensation method applied retroactively
Net income/(loss) before cumulative effect of accounting change	$3,894,074	$(525,828)	$(13,424,037)
Net income/(loss) per share - basic	$.37	$(.04)	$(.83)
Net income/(loss) per share - diluted	$.32	$(.04)	$(.83)
Weighted average shares outstanding
Basic	10,524,427	13,199,927	16,140,725
Diluted	12,270,601	14,179,909	16,683,147

The accompanying notes to financial statements are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 1998	8,341,779	$1,789	$6,637,378	$(5,461,045)	$1,178,122
Issuance of stock pursuant to exercise of stock options	356,000	76	1,495,424	—	1,495,500
Issuance of stock pursuant to restricted stock grants	5,372	1	79,826	—	79,827
Issuance of stock to Pharmacia & Upjohn	452,861	97	7,999,903	—	8,000,000
Exercise of warrants	1,872,605	403	9,073,983	—	9,074,386
Net income	—	—	—	3,754,476	3,754,476
Issuance of options to non-employees	—	—	422,747	—	422,747

Balance at December 31, 1999	11,028,617	$2,366	$25,709,261	$(1,706,569)	$24,005,058
Issuance of stock pursuant to exercise of stock options	77,324	17	370,252	—	370,269
Issuance of stock pursuant to restricted stock grants	3,229	1	66,898	—	66,899
Issuance of stock pursuant to follow-on offering	3,480,000	747	115,673,334	—	115,674,081
Exercise of warrants	67,418	14	(14)	—	—
Net loss	—	—	—	(386,230)	(386,230)
Issuance of options to non-employees	—	—	501,599	—	501,599
Cumulative effect of accounting change (Note 5)	—	—	(139,598)	—	(139,598)

Balance at December 31, 2000	14,656,588	$3,145	$142,181,732	$(2,092,799)	$140,092,078
Issuance of stock pursuant to exercise of stock options	105,250	23	503,820	—	503,843
Issuance of stock pursuant to 10% stock dividend	1,475,941	316	26,891,329	(26,891,645)	—
Net loss	—	—	—	(13,424,037)	(13,424,037)
Issuance of options to non-employees	—	—	171,666	—	171,666

Balance at December 31, 2001	16,237,779	$3,484	$169,748,547	$(42,408,481)	$127,343,550

The accompanying notes to financial statements are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	1999	2000	2001
Cash flows provided by/(used in) operating activities:
Net income/(loss)	$3,754,476	$(386,230)	$(13,424,037)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	38,583	65,097	521,681
Deferred income taxes	1,640,000	—	—
Expense from non-employee stock options	422,747	501,599	171,666
Cumulative effect of accounting change (Note 5)	—	(139,598)	—
Restricted stock grants in lieu of cash compensation	79,827	66,899	—
Income tax refunds received	—	110,347	—
(Increase)/decrease in other assets	(320,807)	(293,642)	(97,479)
Increase/(decrease) in accrued liabilities	151,833	(363,032)	1,198,158
Increase/(decrease) in accounts payable	291,431	(243,960)	213,668

Net cash and cash equivalents provided by/(used in) operating activities	6,058,090	(682,520)	(11,416,343)

Cash flows used in investing activities:
Purchase of marketable securities	—	—	(17,768,607)
Purchase of equipment and furniture	(4,090)	(249,067)	(2,586,978)
Issuance of related party note receivable, net (Note 9)	—	—	(1,983,381)

Net cash and cash equivalents used in investing activities	(4,090)	(249,067)	(22,338,966)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	9,495,500	116,044,350	503,843
Proceeds from exercise of warrants	9,074,386	—	—
Cashless exercise of warrants, charge	(1,074,208)	(1,844,314)	—
Cashless exercise of warrants, proceeds	1,074,208	1,844,314	—

Net cash and cash equivalents provided by financing activities	18,569,886	116,044,350	503,843

Net increase/(decrease) in cash	24,623,886	115,112,763	(33,251,466)
Cash and cash equivalents, beginning of period	40,681	24,664,567	139,777,330

Cash and cash equivalents, end of period	$24,664,567	$139,777,330	$106,525,864

Supplemental disclosure of cash paid for:
Interest	$2,126	$—	$—
Income taxes	$150,000	$—	$—

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

        In 2000, the company granted 3,229 shares of restricted common stock to employees as compensation and recorded compensation expense of $66,899 based on the fair market value of the shares on the date of grant. Additionally, holders of the Company's Representative warrants that were issued as part of the initial public offering exercised on a cashless basis the remaining 41,065 outstanding warrants. Each warrant entitles the holder to two shares of common stock for an exercise price of $9.80. As of December 31, 2000 there were no warrants outstanding.

        The Company sold 3,000,000 shares of common stock to the public at a price of $35.50 per share on September 25, 2000. In addition, the underwriters exercised their option to purchase an additional 480,000 shares at $35.50 per share on October 4, 2000. These sales of common stock resulted in net proceeds to the Company of $115,674,081 after expenses.

        During 2001, the Company loaned $3,250,000 to Akorn, Inc. to assist Akorn in the completion of its manufacturing facility in Decatur, Illinois. The note receivable issued to Akorn is due in December 2006, and accrues interest at a rate equal to that received on the Company's investments in marketable securities. In exchange, the Company has been granted access to at least 15% of the annual lyophilization capacity at Akorn at a discounted price, upon completion of the facility (See Note 9). A valuation allowance of $1,266,619 was established, and fully expensed in 2001, based on the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%.

The accompanying notes to financial statements are an integral part of these statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 and 2001

1. ORGANIZATION AND BUSINESS:

        NeoPharm, Inc. (the "Company"), a Delaware corporation, was incorporated on June 15, 1990, under the name of OncoMed, Inc. In March 1995, the Company changed its name to NeoPharm, Inc. The Company is engaged in the research, development and commercialization of drugs for the treatment of various forms of cancer. At December 31, 2001, the Company has a portfolio of eight anticancer drugs, six of which are in human clinical trials.

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

        The Company is continuing to develop its products, which requires substantial capital for research, product development and market development activities. The Company has not yet initiated marketing of a commercial product. Future product development will require clinical testing, regulatory approval and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to make progress in the development of its products and, ultimately, upon its ability to attain future profitable operations through the successful manufacturing and marketing of those products. There can be no assurance that the Company will be able to obtain necessary financing or regulatory approvals to be able to successfully develop, manufacture and market its products, or attain successful future operations. Insufficient funds could require the Company to delay, scale back or eliminate one or more of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop without relinquishing its rights thereto. Accordingly, the predictability of the Company's future success is uncertain.

        The Company's rights to its products are subject to the terms of its agreements with NCI, NIH, FDA and Georgetown. Termination of any, or all, of these agreements could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, uncertainty exists as to the Company's ability to protect its rights to patents and its proprietary information. There can also be no assurance that research and discoveries by others will not render some or all of the Company's programs or products noncompetitive or obsolete. Nor can there be any assurance that unforeseen problems will not develop with the Company's technologies or applications, or that the Company will be able to address successfully technological challenges it encounters in its research and development programs. Although the Company plans to obtain product liability insurance, it currently does not have any nor is there any assurance that it will be able to attain or maintain such insurance on acceptable terms or with adequate coverage against potential liabilities. A description of the risks related to the Company's business can be found in the Risk Factors section of the Company's most recent annual report on Form 10-K, which is on file with the Securities and Exchange Commission.

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

Investments

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximate the fair market value. Short -term investment in marketable securities includes liquid investments purchased with an original maturity of between three months and one year while long-term investment in marketable securities includes liquid investments purchased with an original maturity of greater than one year but less than two years. As provided by SFAS No. 115, the Company has elected to treat all of its investments in marketable securities as "available-for-sale", which requires these investments to be recorded at fair market value. At December 31, 2001, the Company recorded its investments in marketable securities using cost plus accrued interest as this approximated the fair market value of the securities held. No investments were sold during the period.

Equipment and Furniture

        Equipment and furniture are recorded at cost and are depreciated using an accelerated method over the estimated useful economic lives of the assets involved. The estimated useful lives employed in computing depreciation are five years for computers and scientific equipment, seven years for furniture, and leasehold improvements are amortized over the lesser of the life of the improvements or the life of the lease. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred.

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

Reclassification

        Certain amounts in previously issued financial statements have been reclassified to conform to 2001 classifications.

Recent Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999, which requires an entry to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," effective for all fiscal quarters beginning after June 15, 2000. SFAS No. 137 allows companies that have not applied early adoption of SFAS No. 133 to delay implementation until quarters beginning after June 15, 2000. Implementation of SFAS No. 133/SFAS No. 137 had no material impact on the Company's 2001 financial statements since it has already been adopted.

        On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These pronouncements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after

June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The Company believes that the provisions of SFAS No. 142, described above, will have no impact on its financial position and results of operations.

3. INCOME PER SHARE

        The following table sets forth the computation of the basic and diluted loss per share from continuing operations:

	1999	2000	2001
Numerator:
Net income/(loss)	$3,754,476	$(386,230)	$(13,424,037)

Denominator:
Denominator for basic income/(loss) per share
Weighted average shares	10,524,427	13,199,927	16,140,725
Effect of dilutive securities:
Stock options	917,063	966,467	542,422
Warrant exercise	829,111	13,515	—

Dilutive potential common shares	1,746,174	979,982	542,422
Denominator for diluted income/(loss) per share-
Weighted average shares and assumed Conversions	12,270,601	14,179,909	16,683,147

Basic income/(loss) per share	$.36	$(.03)	$(.83)

Diluted income/(loss) per share	$.31	$(.03)	$(.83)

        Options to purchase 11,000, 67,650 and 1,061,525 shares of common stock were outstanding as of December 31, 1999, 2000 and 2001, respectively but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive. For additional disclosure regarding the Company's stock options and warrants, see Notes 4, 5 and 10.

4. STOCK OPTIONS

Option Agreements

        On July 23, 1998, the board of directors approved the NeoPharm, Inc. 1998 Equity Incentive Plan (the "1998 Plan"), which replaced all prior equity incentive plans, and provides for the grant of options to acquire up to 2,200,000 shares of the Company's common stock. Additionally, 275,000 of the 2,200,000 shares can be used for restricted stock grants to employees and consultants. The option prices shall be not less than 85% of the fair market value of the stock as determined by the Administrator pursuant to the 1998 Plan. The consideration paid for shares of restricted stock shall not be less than the par value of the Company's common stock. At December 31, 2001 approximately 390,000 shares were available under the 1998 Plan.

        The following table summarizes the transactions in the Company's stock option plans for the three year period ended December 31, 2001.

	Number of Shares	Weighted Average Exercise Price Per Share
Unexercised stock options outstanding, December 31, 1998	1,293,406	$4.06
Options granted	381,700	$10.97
Options exercised	(391,600)	$3.83
Unexercised stock options outstanding, December 31, 1999	1,283,506	$6.19
Options granted	518,650	$20.65
Options exercised	(85,056)	$4.35
Options cancelled	(15,400)	$13.94
Unexercised stock options outstanding, December 31, 2000	1,701,700	$10.75
Options granted	526,850	$22.46
Options exercised	(115,775)	$4.35
Unexercised stock options outstanding, December 31, 2001	2,112,775	$14.02

Detail of unexercised stock options outstanding, December 31, 2001—
Price range $2.05 - $16.82 (weighted average contractual life of 5.9 years)	1,072,775	$6.49
Price range $11.49 - $32.95 (weighted average contractual life of 8.9 years)	1,040,000	$21.79

Exercisable options, December 31, 2001	813,633	$7.61

        The Company accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards to employees since the exercise price of options granted is equal to market value on the date of grant. Had compensation cost for such stock option awards under the plans been determined consistent with SFAS No. 123, the Company's earnings per share would have been reduced to the following pro forma amounts using the Black Scholes option pricing model:

		1999	2000	2001
Net Income/(Loss):	As Reported	$3,754,476	$(386,230)	$(13,424,037)
	Pro Forma	2,981,413	(2,296,850)	(16,974,255)
Basic EPS:	As Reported	..36	(.03)	(.83)
	Pro Forma	.28	(.17)	(1.05)
Diluted EPS:	As Reported	..31	(.03)	(.83)
	Pro Forma	.24	(.17)	(1.05)

        The Company has granted options to purchase 770,866 shares to certain non-employees of which 328,075 such options remain outstanding and unexercised at December 31, 2001. These consultants served as scientific and/or business advisors to the Company. The Company accounts for these options using a fair value method with the fair value of these options determined at the date of grant. From inception through December 31, 1995 the Company deemed the fair value of these options on the date of grant to be nominal, and no expense was recorded. For all subsequent years, the fair value of option grants was calculated using the Black-Scholes pricing model. For the year ended December 31, 1999, 2000 and 2001, an expense of $422,747, $501,599 and $171,666 was recorded respectively. The Black Scholes option pricing model weighted average fair value of options granted in the three most recent fiscal years is included in the following table, along with key assumptions used to determine fair value.

	1999	2000	2001
Weighted average fair value of option grants	$10.66	$20.27	$19.83

Weighted average risk-free interest rate	5.31%	5.77%	5.08%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	91.05%	91.24%	88.91%
Weighted average expected life	10 years	10 years	10 years

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

        On October 11, 1995, the Company voluntarily terminated its S Corporation election. Since that time, losses incurred represent net operating loss carry forwards which can be used to offset future taxable income. Total net operating loss carry forwards were approximately $8,200,000 and approximately $22,394,000 as of December 31, 2000 and 2001, respectively. The net operating loss carry forwards will expire as follows:

Year of Expiration	Amount
2011	$1,773,000
2012	1,969,000
2013	3,122,000
2015	1,336,000
2016	14,194,000

        The Company has general business credit carry forwards of approximately $851,000 which expire in the years 2011-2016.

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

        The components of income tax expense/(benefit) consist of the following:

	1999	2000	2001
Current:
Federal	$—	$15,653	$—
State	—	—	—

Total Current Expenses	$—	$15,653	$—

Deferred:
Federal	$1,456,000	$(528,500)	$(6,376,406)
State	208,000	(75,500)	(910,915)

Total Deferred Expense	$1,664,000	$(604,000)	$(7,287,321)
(Increase)/Decrease in Valuation Allowance	(1,664,000)	(604,000)	(7,287,321)

Total Income Tax Expense/(Benefit)	$—	$—	$—

        Significant components of the Company's deferred tax assets as of December 31 are as follows:

	1999	2000	2001
Net Operating Loss Carry Forwards	$2,746,000	$3,442,000	$9,764,000
General Business Credit Carry Forwards	276,000	276,000	851,000
Alternative Minimum Tax Carry Forwards	24,000	24,000	40,000
Expenses Not Currently Deductible for tax purposes	181,000	88,000	463,000

Total Deferred Tax Assets	3,227,000	3,830,000	11,118,000
Valuation Allowance	(3,227,000)	(3,830,000)	(11,118,000)

Net Deferred Tax Assets	$—	$—	$—

        At December 31, 1999, December 31, 2000 and December 31, 2001, in accordance with the provisions of SFAS No. 109, a valuation allowance has been established on the deferred tax asset due to the uncertainty of its realization.

7. COMMITMENTS:

License and Research Agreements

        From time to time the Company enters into license and research agreements with third parties. At December 31, 2001, the Company had significant agreements with five parties in effect, as described below.

National Cancer Institute

        In May 1999, the Company entered into a CRADA with the NCI. Pursuant to the CRADA, the Company committed to work to commercialize the SS1 (dsFv)-PE38 monoclonal antibody product which it licensed from the NIH and the FDA. The NCI agreed to collaborate on the clinical development and commercialization of the licensed product.

        The Company was originally committed to pay $100,000 per year over four years for the reasonable and necessary expenses incurred by the NCI in carrying out their responsibilities under the CRADA. During each of 1999 and 2000, NeoPharm spent $100,000 under this agreement. In 2000, the parties agreed to expand the scope of the CRADA and increase the Company's annual funding requirement to $150,000 for the final two years of the agreement. In 2001, the Company spent $150,000 under the agreement.

U.S. Food and Drug Administration

        In 1997 the Company entered into a CRADA with the FDA. Pursuant to the CRADA, the Company committed to work to commercialize the IL13-PE38 chimeric protein product which it licensed from the NIH and FDA. The FDA agreed to collaborate on the clinical development and commercialization of the licensed product.

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

National Institute of Health

        The Company entered into an exclusive worldwide licensing agreement with the NIH and the FDA to develop and commercialize an IL13-PE38 chimeric protein therapy. The agreement required a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000 which increases to $25,000 after the first commercial sale. The agreement further provided for milestone payments and royalties based on future product sales. The Company made its first milestone payment of $25,000 to NIH in November 1999 after the filing of the U.S. Investigational New Drug ("IND") application for IL13-PE38. The Company is required to pay the costs of filing and maintaining product patents on the licensed products. The agreement shall extend to the expiration of the last to expire of the patents on the licensed products, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and the Company. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either Party may unilaterally terminate by giving advanced notice. During 1999, 2000 and 2001, the Company expensed approximately $35,000, $10,000 and $10,000, respectively under this agreement.

        In March 1999 the Company entered into a license agreement with the NIH for SS1 (dsFv)-PE38. The agreement required a $75,000 non-refundable payment and requires minimum annual royalty payments of $20,000 to the NIH beginning January 1, 2001, which increase to $150,000 per year if certain benchmarks are not achieved. The other terms and conditions of the SS1 (dsFv)-PE38 license are substantially the same as those of the NIH IL13-PE38 license described above. During 1999, 2000 and 2001, the Company expensed approximately $75,000, $0 and $20,000, respectively under this agreement.

Georgetown University

        The Company entered into two license and research agreements with Georgetown whereby the Company obtained an exclusive worldwide license to use certain technologies. In exchange for the grant of these exclusive licenses, the Company will pay Georgetown, beginning with the first commercial sale of a product incorporating the licensed technologies, a royalty on net sales by the Company of products incorporating any of such technologies. The royalty will be payable for the life of the related patents. In January 1999, the Company and Georgetown University agreed to amend the agreements in addition to other modifications to reduce the level of future sublicense royalties on LEP and LED sales payable to Georgetown in return for a one time sublicense fee of $800,000. The Company made the $800,000 payment to Georgetown in March 1999, after the execution of the Pharmacia agreement. During 2001, the Company expanded its relationship with Georgetown by entering three new research agreements to develop new compounds for the treatment of cancer. If successful, the Company will have the opportunity to purchase or license any new drugs developed under these agreements.

        During the years ended December 31, 1999, 2000 and 2001, the Company paid and expensed approximately $1,019,000, $456,000 and $2,458,000 respectively, pursuant to the license and research agreements. The $800,000 payment referred to above is included in the 1999 total.

        Amounts paid to our major research and development collaborators under our various agreements during the last three years, as well as our commitments under these agreements for 2002, are included in the following table:

Research and Development Collaboration Expenses
	Actual			Scheduled(1)
	1999	2000	2001	2002
Georgetown	1,019,000	456,000	2,458,000	2,500,000
FDA	150,000	150,000	400,000	400,000
NCI	100,000	100,000	150,000	150,000
NIH	110,000	35,000	30,000	30,000
Total Collaboration Expenses	1,379,000	741,000	3,038,000	3,080,000

(1)
The agreements listed in this table can be terminated with, at most, 90 days written notice.

Pharmacia Corporation

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

        The Company shall receive milestone payments upon the completion of each phase of clinical development and upon regulatory approval for both LED and LEP. If all milestone goals set forth in the agreement are met, the Company would be eligible to receive $52,000,000 in milestone payments. During 1999, the Company received a $2,000,000 milestone payment in addition to the $9,000,000 license fee. During 2000, a $3,000,000 milestone payment was received under the agreement. No milestone payments were received in 2001.

        If the LED product were to be approved for commercial sale and thereafter marketed, the Company would receive a royalty payment for sales outside of the U.S. for the first seven years after commercial sale at a rate of 8% declining to 5% for the eighth through tenth years of such commercial sales. With respect to the LEP product, the Company is entitled to receive a royalty of 12.5% for LEP products sold outside of the United States for the valid life of an enforceable NeoPharm patent, determined on a country-by-country basis. With respect to sales of both LEP and LED products in the United States, the Company is permitted to elect, in lieu of royalty payments for U.S. sales, to co-promote the products within the United States. Under the terms of the co-promotion, the Company's participations in net profits is to be in proportion to its monetary contribution to the promotion of each product in the United States, but in no event shall the Company's share of profits exceed 37.5% of total net profits. In addition, the Company's right to co-promote is contingent upon the Company reimbursing Pharmacia for an amount equal to the amount of the Company's net profit percentage multiplied by the amount expended by Pharmacia in development costs for the products in the United States (which may not exceed 60 percent of Pharmacia's total development costs throughout the world). If the Company does not elect to co-promote the product within the U.S., then the Company would receive a flat royalty with respect to LED equal to 10% of net sales for the first ten years of sales in the United States, and with respect to LEP, a royalty equal to 12.5% of net sales for the period in which Pharmacia has exclusivity to LEP product. Because of the uncertainty surrounding the ability of the Company to attain the milestones and obtain FDA approval for the product, and the uncertainty that the product would be accepted by the medical community, it is not possible to project with any degree of certainty what the potential revenues (other than the milestone payments) under the contract would be.

        In January 2002, Pharmacia informed the Company that the LEP and LED development programs were experiencing delays. At the time of that meeting, Pharmacia was unable to determine when Phase II/III studies were expected to begin. The Company continues to work with Pharmacia to determine the development status of both LEP and LED, but as of the date of this filing, Pharmacia has not provided the Company with new target dates for starting Phase II/III clinical trials in these products.

Properties

        The Company currently leases 6,440 square feet of office space in Lake Forest, Illinois, for a term of five years with a minimum annual rent of approximately $118,000. As of January 2002, the Company has subleased an additional 6,597 square feet of office space in the same Lake Forest location for a term of 18 months at a minimum annual rent of approximately $160,000. Additionally, in January 2001, the Company entered into a sublease for a 35,500 square foot research and development facility in Waukegan, Illinois. The term of the sublease is three years at a minimum annual rent of approximately $195,000.

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

Other

        The Company entered into consulting arrangements with its Scientific Advisors who are also employed on a full-time basis by academic or research institutions. Since inception through December 31, 2001, these advisors were issued options (see Note 4) to purchase an aggregate 168,324 shares of Company stock at the fair market value at the dates of grant. At December 31, 2001, 115,500 options remained unexercised.

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

9. TRANSACTIONS WITH RELATED PARTIES

        The Company receives management consulting services from EJ Financial Enterprises, Inc. ("EJ Financial"), a healthcare consulting and investment firm in which Dr. Kapoor is the principal stockholder. Under its management consulting agreement, EJ Financial charges the Company $125,000 per year for services provided plus actual expenses incurred. The agreement provides for technical management support in the areas of research and development and operations. Charges to the Company are based on estimated time spent by EJ Financial personnel on the Company's affairs. For the years ended December 31, 1999, 2000 and 2001, the Company expensed $131,251, $136,750 and $126,877 respectively under this agreement.

        Prior to moving into new corporate offices in Lake Forest, Illinois in December 2000, the Company subleased office space from Option Care Inc., a home infusion company in which Dr. Kapoor, the Company's Chairman, is a major stockholder. For the years ended December 31, 1999 and 2000, the Company expensed $33,025 and $33,125 respectively under the subleases.

        From October, 1998 through February, 1999 the Company had a $3,000,000 line of credit in place with the John N. Kapoor Trust dtd 9/20/89, an entity affiliated with the Company's Chairman. The

Company borrowed $250,000 on the line of credit on January 8, 1999. The $250,000 plus all accrued interest was repaid on January 29, 1999. The line of credit terminated upon the signing of the Pharmacia licensing agreement on February 19, 1999 (See Note 7).

        The Company's former Chief Scientific Officer, Dr. Aquilur Rahman, was employed on a full-time basis by Georgetown until joining the Company in March 1996. Dr. Rahman retired from NeoPharm in January 2001. Additionally, Anatoly Dritschilo, M.D., the Chairman of the Department of Radiation Medicine and Medical Director of the Georgetown University Medical Center was a Director of the Company from June, 1990 through June, 1999. As was previously mentioned, Georgetown and the Company are parties to license and sponsored research agreements for product research and development (see Note 6). During 1999 and 2000, the Company paid approximately $1,019,000 and $456,000 related to work performed and expenses incurred by Georgetown. As of the retirement of Dr. Rahman in January 2001, the Company no longer considers Georgetown a related party.

        In June 2000 the Company entered into a consulting agreement with Unicorn Pharma Consulting, Inc. ("Unicorn") to assist the Company in the clinical development of Company products. Dr. Matthew P. Rogan, a Director of the Company, is also President and CEO of Unicorn. The Company paid Unicorn approximately $91,000 in 2000 for work performed under the consulting agreement. The agreement was terminated by mutual consent in October 2000 and renewed in November 2001. The Company paid Unicorn approximately $35,283 under the agreement in 2001.

        Prior to February 1996, the Company's former President and Chief Executive Officer ("CEO"), William C. Govier, was a consultant to the Company on clinical trials and NDA filing matters, both as an individual and as a consultant with Aegis Technology, Inc. ("Aegis"), an entity co-founded by Govier and Gail Salzberg. Dr. Govier retired from the Company on January 16, 1998. Salzberg also provided consulting services to the Company both as an individual and as a consultant with Aegis. During 1999, 2000 and 2001, the Company paid to Salzberg and expensed approximately $196,800, $3,100 and $0 respectively, related to these arrangements.

        During 1999, the Company paid $36,825 to Taylor Pharmaceuticals for the consulting services of Dr. Abu Alam regarding the manufacturing scale-up of the Company's electrostatic liposome products. Taylor Pharmaceuticals is a subsidiary of Akorn, Inc., a company in which Dr. Kapoor is a major shareholder and Chairman.

        In December 2001, following approval by the Company's Board of Directors, the Company loaned $3,250,000 to Akorn, Inc., an independent publicly traded company, to assist Akorn in the completion of its manufacturing facility in Decatur, Illinois. The note receivable issued to Akorn is due in December 2006, and accrues interest at a rate equal to that received on the Company's investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt. In exchange, the Company has entered into a manufacturing processing agreement that grants the Company access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at a discounted price, upon completion of the facility. The Company has recorded the note receivable net of a valuation allowance of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%. The valuation allowance was fully expensed in 2001 and will be amortized over the life of the loan.

        In connection with the Note, Neopharm entered into a Subordination Agreement, dated December 20, 2001, with The Northern Trust Company ("Northern"), Akorn's primary lender pursuant to an Amended and Restated Credit Agreement, dated September 15, 1999, as amended by a Forbearance Agreement, dated July 12, 2001 ("Akorn's Credit Facility"). This Subordination Agreement provides that Neopharm will subordinate its rights to repayment of amounts due under the Note to Northern's rights to repayment of amounts due under Akorn's Credit Facility. In addition, Neopharm entered into a Subordination and Intercreditor Agreement, dated December 20, 2001, with John N. Kapoor, Ph.D., as Trustee under The John N. Kapoor Trust, dated September 20, 1989 (the "Trust"). Pursuant to this Subordination and Intercreditor Agreement, Dr. Kapoor, on behalf of the Trust, subordinated the Trust's rights to repayment of amounts due under a Convertible Bridge Loan and Warrant Agreement, dated July 13, 2001, between Akorn and the Trust, to Neopharm's rights to repayment of amounts due under the Note. Dr. John N. Kapoor, Neopharm's Chairman, is also Chairman and Chief Executive Officer of Akorn, and holds a substantial stock position in both companies. Because of his role in both companies, Dr. Kapoor refrained from participating in the deliberations by the Company's Board of Directors.

        The Following table summarizes the related party expenses discussed above:

		For the Years Ended December 31,
Related Party
	Expense Type	1999	2000	2001
Georgetown University	Research & Fees	$1,018,639	$509,934	—
Gail Salzberg	Consulting	196,807	3,097	—
Taylor Pharmaceuticals	Consulting	36,825	—	—
Unicorn Pharma Consulting, Inc.	Consulting	—	90,883	—
E.J. Financial Enterprises	Consulting	125,000	125,000	—
E.J. Financial Enterprises	Direct Expense	6,251	11,750	—

Total Research and Development expenses		$1,383,522	$740,664	$—

E.J. Financial Enterprises	Consulting	—	—	$125,000
E.J. Financial Enterprises	Direct Expense	—	—	1,877
Option Care, Inc.	Rent and Expenses	33,025	33,125	—
Unicorn Pharma Consulting, Inc.	Consulting	—	—	35,283

Total General and Administration expenses		$33,025	$33,125	$162,160

Total Related Party expenses:		$1,416,547	$773,789	$162,160

10. STOCKHOLDERS' EQUITY

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

        On September 28, 2001, the Company's Board of Directors authorized a stock repurchase program to purchase up to 1,000,000 shares of the Company's outstanding common stock at market prices over a period not to exceed one year. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. Repurchased shares may be used for the Company's employee benefit plans, subsequent acquisitions or other general corporate purposes. As of December 31, 2001, no shares had been repurchased under the plan. In addition, on November 6, 2001, the Company declared a 10% stock dividend payable on December 4, 2001 to shareholders of record on November 27, 2001. A total of 1,457,941 shares were distributed as part of the stock dividend. All basic and diluted (loss) earnings per share in this report have been restated to reflect the stock dividend.

11. QUARTERLY FINANCIAL DATA (unaudited)

        The following table summarizes the quarterly financial data for the years ended December 31, 2001 and 2000:

	Net Revenues	Research & Development Expense	General & Administrative Expense	Operating Income/(Loss)	Net Income/(Loss)	Earnings Per Basic	Share Diluted
2001
March 31, 2001	—	1,583,397	977,043	(2,560,440)	(583,827)	(0.04)	(0.04)
June 30, 2001	—	2,982,161	1,061,572	(4,043,733)	(2,506,542)	(0.16)	(0.16)
September 30, 2001	—	4,091,492	1,054,784	(5,146,276)	(3,876,749)	(0.24)	(0.24)
December 31, 2001	—	6,157,119	1,321,070	(7,478,189)	(6,456,919)	(0.40)	(0.40)
2000
March 31, 2000	3,000,000	652,826	505,674	1,841,500	2,254,673	0.19	0.17
June 30, 2000	—	976,555	714,919	(1,691,474)	(1,297,588)	(0.11)	(0.11)
September 30, 2000	—	879,000	687,371	(1,566,371)	(1,163,797)	(0.09)	(0.09)
December 31, 2000	—	1,283,286	1,132,707	(2,415,993)	(179,518)	(0.01)	(0.01)

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
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS