Form 10-Q
period 2002-03-31
NEOPHARM INC
filed 2002-05-15
CIK 942788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002

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

Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

As a result of the Company's recent dismissal of Arthur Andersen, LLP as its independent public accountants, the financial statements included in this Form 10-Q have not been reviewed by independent public accountants in accordance with Rule 10-01(d) of Regulation S-X.  See Part I-Financial Information.

As of April 19, 2002 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	16,263,529

NEOPHARM, INC.

(A DELAWARE CORPORATION)

PART I - FINANCIAL INFORMATION

As a result of the Company having recently dismissed Arthur Andersen, LLP as its independent public accountants, the financial statements that are included in this Form 10-Q have not been reviewed by independent public accountants in accordance with Rule 10-01(d) of Regulation S-X and this filing of the Company's Form 10-Q is being made in accordance with the Securities and Exchange Commission's Temporary Final Rules and Final Rules Governing Requirements for Arthur Andersen Auditing Clients dated March 18, 2002 (the "'34 Act Order").  The Company is currently in the process of interviewing new accountants and anticipates having such new independent public accountants engaged by June 15, 2002.  Upon being engaged, such new independent public accountants will promptly review the financial statements included in this Form 10-Q.  If, as a result of such review, any changes are required in the financial statements, the Company, in accordance with the '34 Act Order, will promptly file an amended Form 10-Q and provide a discussion of any material changes from the unreviewed financial statements.  If, however, upon review no changes are required, a statement to that effect will be included in the Company's next Form 10-Q report.

Item 1 - Financial Statements

NEOPHARM, INC.

(A Delaware Corporation)

Balance Sheets

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,644,932	$106,525,864
Short-term investment in marketable securities	17,275,899	15,030,045
Other receivables	92,537	131,718
Prepaid expenses	1,242,778	469,862
Total current assets	117,256,146	122,157,489
Equipment and furniture:
Equipment	2,494,858	2,260,949
Furniture	731,871	486,658
Leasehold improvements	394,282	254,096
Less accumulated depreciation	(959,901)	(686,061)
Total equipment and furniture, net	2,661,110	2,315,642
Long-term investments in marketable securities	2,236,505	2,738,563
Related party note receivable, net (Note 3)	2,032,966	1,983,381
Total assets	$124,186,727	$129,195,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued clinical trial expense	$830,033	$632,365
Accounts payable	718,602	537,465
Accrued compensation	624,091	221,862
Other accrued expenses	363,931	459,833
Total current liabilities	$2,536,657	$1,851,525

Stockholders’ equity:
Common stock, $.0002145 par value; 25,000,000 shares authorized: 16,263,529 and 16,237,779 shares issued and outstanding, respectively	3,492	3,484
Additional paid-in capital	169,859,022	169,748,547
Accumulated deficit	(48,212,444)	(42,408,481)
Total stockholders’ equity	$121,650,070	$127,343,550
Total liabilities and stockholders’ equity	$124,186,727	$129,195,075

The accompanying notes are an integral part of these balance sheets.

NEOPHARM, INC.

(A Delaware Corporation)

Statements of Operations

Three Months Ended March 31, 2002 and 2001

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenues	$—	$—
Expenses:
Research and development	5,073,608	1,583,397
General and administrative	1,291,652	944,470
Related party expenses (Note 3)	32,172	32,573
Total Expenses	6,397,432	2,560,440
Income (loss) from operations	(6,397,432)	(2,560,440)
Other income	—	8,049
Interest income (Note 3)	593,469	1,968,564
Net income (loss) before income taxes	(5,803,963)	(583,827)
Income taxes	—	—
Net income (loss)	$(5,803,963)	$(583,827)
Net income (loss) per share
Basic	$(0.36)	$(0.04)
Diluted	$(0.36)	$(0.04)
Weighted average shares outstanding
Basic	16,249,132	16,123,560
Diluted	17,031,684	16,938,152

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

(A Delaware Corporation)

Statements of Cash Flows

Three months Ended March 31, 2002 and 2001

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows used in operating activities:
Net income/(loss)	$(5,803,963)	$(583,827)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273,840	49,596
(Increase)/decrease in other assets	(783,320)	37,473
Increase/(decrease) in accounts payable and accrued liabilities	685,132	568,811
Net cash and cash equivalents provided by operating activities	(5,628,311)	72,053

Cash flows used in investing activities:
Purchase of marketable securities	(1,743,796)	—
Purchase of equipment and furniture	(619,308)	(669,213)
Net cash and cash equivalents used in investing activities	(2,363,104)	(669,213)

Cash flows from financing activities:
Proceeds from issuance of common stock	110,483	70,619
Net cash and cash equivalents provided by financing activities	110,483	70,619

Net increase/(decrease) in cash and cash equivalents	(7,880,932)	(526,541)
Cash and cash equivalents, beginning of period	106,525,864	139,777,330
Cash and cash equivalents, end of period	$98,644,932	$139,250,789

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

(A Delaware Corporation)

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

Note 1  Basis of Presentation

The financial information herein is unaudited, other than the Balance Sheet at December 31, 2002, which is derived from the audited financial statements.

The accompanying unaudited financial statements of NeoPharm, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X other than the requirement that such unaudited financial statements be reviewed by independent public accountants. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and the changes in cash flows for the three month periods ended March 31, 2002 and 2001.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2  Income Per Share

The following table sets forth the computation of the basic and diluted earnings per share from continuing operations:

	For the three months ended:
	March 31 2002	March 31 2001
Numerator:
Net income/(loss) from continuing operations	$(5,803,963)	$(583,827)

Denominator:
Denominator for basic income per share-weighted average shares	16,249,132	16,123,560

Effect of dilutive securities:
Stock options	782,552	814,592
Dilutive potential common shares	782,552	814,592
Denominator for diluted income/(loss) per share-weighted average shares and assumed conversions	17,031,684	16,938,152
Basic income/(loss) per share	$(0.36)	$(0.04)
Diluted income/(loss) per share	$(0.36)	$(0.04)

Note 3  Transactions with Related Parties

             The following table provides further detail of the related party expenses reflected in the statement of operations.  Management believes that the terms of the related party transactions listed below were at fair market rates.

		For the three months ended:
Related Party	Expense Type	March 31 2002	March 31 2001
E.J. Financial Enterprises	Consulting	$31,250	$31,250
E.J. Financial Enterprises	Direct Expenses	922	1,323
Total general and administrative expenses		32,172	32,573
Total related party expenses		$32,172	$32,573

In December 2001, following approval by the Company’s Board of Directors, the Company loaned $3,250,000 to Akorn, Inc., an independent publicly traded company, to assist Akorn in the completion of its lyophilization manufacturing facility in Decatur, Illinois.  The note receivable issued to Akorn is due in December 2006, and accrues interest at a rate equal to that received on the Company’s investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt.  In exchange, the Company has entered into a manufacturing processing agreement that grants the Company access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at a discounted price, upon completion of the facility.  The Company has recorded the note receivable net of a valuation allowance reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%.  The valuation allowance is being amortized over the life of the loan.   During the first quarter of 2002, the Company included a total of $64,904 in interest income from this transaction, which included $15,319 of accrued interest on the note receivable and $49,585 of valuation allowance amortization.

Note 4  Investments

             The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The carrying value of these investments approximate the fair market value.  Short-term investment in marketable securities includes liquid investments purchased with an original maturity of between three months and one year while long-term investment in marketable securities includes liquid investments purchased with an original maturity of greater than one year but less than two years.  As provided by SFAS No. 115, the Company has elected to treat all of its investments in marketable securities as "available-for-sale", which requires these investments to be recorded at fair market value.  At December 31, 2001, the Company recorded its investments in marketable securities using cost plus accrued interest as this approximated the fair market value of the securities held.  No investments were sold during the period.

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

Results of Operations — Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001.

             The Company recorded no revenue for the three months ended March 31, 2002 or for the three months ended March 31, 2001.

             Research and development expense for the three-month period ended March 31, 2002 was $5,073,608 compared to $1,583,397 for the same period in 2001. During the first quarter of 2002, we continued to advance several of our compounds in Phase I/II clinical trials towards Phase II/III clinical trials and we also continued to make progress on the pre-clinical research being conducted to prepare for the initiation of clinical trials for certain other compounds in development.  As a result, the overall increase in research and development costs was the result of increased research expenses of approximately $1,770,000 related to the clinical and pre-clinical development of our products, increased payroll and consulting expense of approximately $1,353,000 related to increases in our R&D staff, and an increase of approximately $367,000 in expenses incurred for the operation of the research and development facility the Company opened in Waukegan, Illinois during February 2001.

             General and administrative expenses for the three-month period ended March 31, 2002 were $1,323,824 compared to $977,043 for the same period in 2001. The overall increase in general and administrative expenses was the result of an increase of approximately $251,000 for payroll and consulting expenses related to increases in our administrative staff, an increase in miscellaneous general office expenses of approximately $53,000, and increased rent expense of approximately $43,000 from a recent expansion of the Company’s headquarters in Lake Forest, Illinois.

             The Company generated interest income on excess cash balances of $593,469 and $1,968,564 for the three-month periods ended March 31, 2002 and March 31, 2001, respectively.  The decrease in interest income for the first quarter of 2002 was primarily due to the dramatic decrease in short-term interest rates earned on the Company’s investment portfolio between the fourth quarter of 2000 and the first quarter of 2002.

             Net loss for the three months ended March 31, 2002 was $5,803,963 compared to net loss of $583,827 for the three-month period ended March 31, 2001. Net loss per share for the three-month period ended March 31, 2002 was $0.36 basic and diluted, compared to net loss of $0.04 basic and diluted for the three months ended March 31, 2001.

Liquidity And Capital Resources

             At March 31, 2002, we had $98,644,932 in cash and cash equivalents and net working capital of $114,719,489. We believe that our cash and equivalents should be adequate to fund our immediate needs. However, we can offer no assurances that additional funding will not be required in the foreseeable future. All excess cash has been invested in short-term investments and marketable securities which mature in less than two years.

             Our assets at March 31, 2002 were $124,186,727 compared to $129,195,075 at December 31, 2001. Our liabilities at March 31, 2002 increased to approximately $2,537,000 from approximately $1,852,000 at December 31, 2001. This increase was attributable to an increase in accrued compensation of approximately $402,000 relating to accrued vacation time and sick leave as of March 31, 2002 and potential bonuses payable at the end of the year, an increase in accrued clinical trial expenses of approximately $198,000 incurred in conducting our Phase I/II clinical trials, an increase in trade payables of approximately $181,000, and a decrease in other accrued expenses of approximately $96,000.

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

Forward Looking Statements

             Any statements made by NeoPharm, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  Such factors include, but are not limited to, changing market conditions, the impact of competitive products and pricing, the timely development, approval by the Food and Drug Administration (“FDA”) and foreign health authorities, and market acceptance of the Company’s products in development, the Company’s ability to further raise capital, the Company’s dependence on key personnel, and other factors referenced under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

             Not applicable.

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its License Agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation (“Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxal) and LED (Liposome Encapsulated Doxorubicin) which are being conducted by Pharmacia.  The Company contends that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constitutes a breach of the License Agreement.  The Company further contends that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds.  The Company is seeking all damages to which it is entitled, which include, but are not limited to, loss of co-promotion and royalty revenues that would have been received if LEP and LED had not been delayed, and milestone payments that would have been received if the programs had been properly conducted by Pharmacia.  NeoPharm believes that these damages are substantial.  NeoPharm is not currently seeking a termination of the License Agreement as part of the arbitration.  Pharmacia has indicated informally that it will assert counterclaims to the Company’s Demand.

The Company has also been named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug.  Also named as individual defendants in each of the lawsuits are John N. Kapoor, Chairman of the Company, and James M. Hussey, the Company’s President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company.  The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division.  While the Company has not yet filed answers to the Class Action Suits, it is the Company’s intention to vigorously defend each and every claim contained in these Class Action Suits.

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

                                None

Item 5.                    Other Information

                                None

Item 6.                    Exhibits and Reports on Form 8-K

                                No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPHARM, INC.
Date: May 15, 2002	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)