Form 10-Q
period 2002-06-30
NEOPHARM INC
filed 2002-08-14
CIK 942788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002

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

As of July 31, 2002 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	16,263,529

NEOPHARM, INC.

(A DELAWARE CORPORATION)

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.

(A Delaware Corporation)

Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,951,911	$106,525,864
Short-term investment in marketable securities	12,529,476	15,030,045
Prepaid expenses	1,521,499	469,862
Other receivables	100,980	131,718
Total current assets	110,103,866	122,157,489
Equipment and furniture:
Equipment	2,690,957	2,260,949
Furniture	756,856	486,658
Leasehold improvements	399,647	254,096
Less accumulated depreciation	(1,214,762)	(686,061)
Total equipment and furniture, net	2,632,698	2,315,642
Long-term investment in marketable securities	2,242,729	2,738,563
Related party note receivable, net	2,083,789	1,983,381
Total assets	$117,063,082	$129,195,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued clinical trial expense	$2,340,033	$632,365
Accounts payable	607,496	537,465
Accrued compensation	877,138	221,862
Other accrued expenses	528,419	459,833
Total current liabilities	$4,353,086	$1,851,525

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 and 0 shares authorized, respectively: 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.0002145 par value; 50,000,000 and 25,000,000 shares authorized, respectively: 16,263,529 and 16,237,779 shares issued and outstanding, respectively	3,492	3,484
Additional paid-in capital	169,938,622	169,748,547
Accumulated deficit	(57,232,118)	(42,408,481)
Total stockholders’ equity	$112,709,996	$127,343,550
Total liabilities and stockholders’ equity	$117,063,082	$129,195,075

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

(A Delaware Corporation)

Statements of Operations

Three and Six Months Ended June 30, 2002 and 2001

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues	$—	$—	$—	$—
Expenses:
Research and development	7,568,786	2,982,161	12,642,395	4,565,557
General and administrative	2,075,634	1,004,473	3,363,367	1,941,107
Related party expenses	67,964	57,099	104,054	97,509
Total expenses	9,712,384	4,043,733	16,109,816	6,604,173
Loss from operations	(9,712,384)	(4,043,733)	(16,109,816)	(6,604,173)
Other income	—	—	—	8,049
Interest income	692,710	1,537,191	1,286,179	3,505,755
Net loss	$(9,019,674)	$(2,506,542)	$(14,823,637)	$(3,090,369)
Net loss per share
Basic and diluted	$(0.55)	$(0.16)	$(0.91)	$(0.19)
Weighted average shares outstanding
Basic and diluted	16,263,529	16,127,780	16,256,370	16,125,682

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

(A Delaware Corporation)

Statements of Cash Flows

Six months Ended June 30, 2002 and 2001

(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
Cash flows used in operating activities:
Net loss	$(14,823,637)	$(3,090,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	528,701	160,699
Compensation expense from non-employee stock options	79,600	111,550
Increase in other assets	(1,121,307)	(681,108)
Increase in current liabilities	2,501,562	476,800
Net cash and cash equivalents used in operating activities	(12,835,081)	(3,022,428)

Cash flows provided by/(used in) investing activities:
Proceeds from maturities of marketable securities	21,719,019	—
Purchase of marketable securities	(18,722,616)	(7,592,556)
Purchase of equipment and furniture	(845,758)	(1,414,432)
Net cash and cash equivalents provided by/(used in) investing activities	2,150,645	(9,006,988)

Cash flows from financing activities:
Proceeds from issuance of common stock	110,483	28,843
Net cash and cash equivalents provided by financing activities	110,483	28,843

Net decrease in cash and cash equivalents	(10,573,953)	(12,000,573)
Cash and cash equivalents, beginning of period	106,525,864	139,777,330
Cash and cash equivalents, end of period	$95,951,911	$127,776,757

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

(A Delaware Corporation)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

Note 1  Basis of Presentation

The financial information herein is unaudited, other than the Balance Sheet at December 31, 2001, which is derived from the audited financial statements.

The accompanying unaudited financial statements of NeoPharm, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six month periods ended June 30, 2002 and 2001.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2  Loss Per Share

The following table sets forth the computation of the basic and diluted loss per share from continuing operations:

	For the three months ended:		For the six months ended:
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Numerator:
Net loss	$(9,019,674)	$(2,506,542)	$(14,823,637)	$(3,090,369)

Denominator:
Weighted average shares outstanding	16,263,529	16,127,780	16,256,370	16,125,682

Loss per share - basic and diluted	$(0.55)	$(0.16)	$(0.91)	$(0.19)

Potential common share equivalents:
Stock options	583,867	871,563	678,572	896,052

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are equivalent as the effect of potential common share equivalents is anti-dilutive.

Note 3  Transactions with Related Parties

             The following table provides further detail of the related party expenses reflected in the statements of operations.

		For the three months ended:		For the six months ended:
Related Party	Expense Type	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Akorn, Inc.	Consulting	$3,919	$25,493	$7,838	$33,330
E.J. Financial Enterprises	Consulting	31,250	31,250	62,500	62,500
E.J. Financial Enterprises	Direct Expenses	241	356	1,162	1,679
Unicorn Pharma Consulting, Inc.	Consulting	32,554	0	32,554	0
Total related party expenses		$67,964	$57,099	$104,054	$97,509

In December 2001, following approval by the Company’s Board of Directors, the Company loaned $3,250,000 to Akorn, Inc., an independent publicly traded company, to assist Akorn in the completion of its lyophilization manufacturing facility in Decatur, Illinois.  The note receivable issued to Akorn is due in December 2006, and accrues interest at a rate equal to that received on the Company’s investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt.  In exchange, the Company has entered into a manufacturing processing agreement that grants the Company access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at a discounted price, upon completion of the facility.  Dr. John N. Kapoor, Chairman of the Board and a principal shareholder of the Company, is also Chairman, CEO and a principal shareholder of Akorn.  The Company has recorded the note receivable net of a discount reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%.  The discount is being amortized over the life of the loan.   During the second quarter of 2002, the Company recorded $68,586 in interest income from this note receivable, comprised of $17,762 of accrued interest on the note receivable and $50,824 of discount amortization.  For the first six months of 2002, the Company recorded $133,490 in interest income from this note receivable, comprised of $33,081 of accrued interest on the note receivable and $100,409 of discount amortization.

Note 4  Investments

             The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The carrying value of these investments approximate the fair market value.  Short-term investment in marketable securities includes liquid investments purchased with an original maturity of between three months and one year while long-term investment in marketable securities includes liquid investments purchased with an original maturity of greater than one year but less than two years.  As provided by SFAS No. 115, the Company has elected to treat all of its investments in marketable securities as “available-for-sale”, which requires these investments to be recorded at fair market value.  At June 30, 2002, the Company recorded its investments in marketable securities using cost plus accrued interest as this approximated the fair market value of the securities held.  No investments were sold during the three and six month periods ended June 30, 2002 or June 30, 2001.

Note 5  Contingencies

             On April 19, 2002, NeoPharm filed for arbitration to resolve a dispute with Pharmacia Corporation concerning the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin), which are being conducted by Pharmacia.  Pharmacia subsequently responded and filed a counter claim alleging various breaches of the license agreement by NeoPharm and seeking arbitration of its claims against the Company.  In addition, subsequent to the Company's announcement of its arbitration demand with Pharmacia, the Company was named in several class action suits alleging various violations of the federal securities laws in connection with public statements made by the Company concerning LEP.  While the Company has not yet filed answers to these class action suits, it is the Company's intention to vigorously defend each and every claim in the class action suits.  The Company anticipates further increases in legal expenses during the remainder of 2002 as it pursues its objectives in the arbitration and the class action suits, but, at this time, the Company is unable to determine with any precision the amount or timing of these future legal expenses.  In addition, the Company is unable to predict the outcome or potential liability related to the arbitration or class action suits at this time.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following should be read in conjunction with the financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from the statements made.

Overview

             We are a biopharmaceutical company engaged in the research, development and commercialization of drugs for the treatment of various cancers. We currently have a portfolio of six anti-cancer compounds, four of which are in clinical trials. In addition, two other NeoPharm products have been licensed to Pharmacia.  We have built our drug portfolio based on our two novel proprietary technology platforms: the NeoLipid™ electrostatic liposome drug delivery platform and a tumor-targeting toxin platform. Our corporate strategy is to become a leader in the research, development and commercialization of new and innovative anti-cancer treatments.

             During the second quarter of 2002, NeoPharm continued to advance the four Phase I/II compounds under development towards Phase II/III clinical trials.  The drugs currently in Phase I/II clinical trials include:  IL13-PE38 for the treatment of glioblastoma multiforme; LEM (Liposome Encapsulated Mitoxantrone) for the treatment of prostate cancer; LErafAON (Liposome

Encapsulated craf Antisense Oligonucleotide) for the treatment of radiation and/or chemotherapy resistant tumors; and, SS1-PE38 for the treatment of mesothelioma and ovarian cancer.  In addition, the Company submitted an IND for LE-SN38 (Liposome Encapsulated SN-38) in late June.  We anticipate the initiation of Phase I/II clinical trials for LE-SN38 during the fourth quarter of 2002.  As progress is made in the clinical development of our compounds, we anticipate increases in our research and development expenses.  NeoPharm has indicated previously that we anticipate 2002 total research and development expenses to increase by approximately 100% over 2001 total research and development expenses.  As of the date of this report, we continue to anticipate that total 2002 research and development expenses will meet expectations.

             On April 19, 2002, NeoPharm filed for arbitration to resolve a dispute with Pharmacia Corporation concerning the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin), which are being conducted by Pharmacia.  Pharmacia subsequently responded and filed a counterclaim alleging various breaches of the license agreement by NeoPharm and seeking arbitration of its claims against the Company.  In addition, subsequent to the Company’s announcement of its arbitration demand with Pharmacia, the Company was named in several class action suits alleging various violations of the federal securities laws in connection with public statements made by the Company concerning LEP.  While the Company has not yet filed answers to these class action suits, it is the Company’s intention to vigorously defend each and every claim in the class action suits.  We anticipate further increases in legal expenses during the remainder of 2002 as we pursue our objectives in the arbitration and the class action suits, but, at this time, we are unable to determine with any precision the amount or timing of these future legal expenses.  While these anticipated legal expenses may be significant, we do not anticipate any changes in the Company’s previously announced projected net loss for 2002.  During the first half of 2002, the Company experienced a significant increase in legal expenses of approximately $593,000 as compared with the first half of 2001.

Results of Operations — Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001.

             The Company recorded no revenue for the three months ended June 30, 2002 or for the three months ended June 30, 2001.

             Research and development expense for the three-month period ended June 30, 2002 was $7,568,786 compared to $2,982,161 for the same period in 2001. During the second quarter of 2002, we continued to advance our compounds in Phase I/II clinical development towards Phase II/III clinical trials and we also continued to make progress on the pre-clinical research being conducted to prepare for the initiation of clinical trials for certain other compounds under development.  As a result, the overall increase in research and development costs was the result of increased research expenses of approximately $2,932,000 related to the clinical and pre-clinical development of our products, increased payroll and consulting expense of approximately $1,365,000 related to increases in our R&D staff, and an increase of approximately $290,000 in expenses incurred for the operation of the research and development facility the Company opened in Waukegan, Illinois during February 2001.

             General and administrative expenses (including related party expenses) for the three-month period ended June 30, 2002 were $2,143,598 compared to $1,061,572 for the same period in 2001. The overall increase in general and administrative expenses was the result of increased professional fees of approximately $569,000 primarily due to increased legal fees, an increase in miscellaneous general office expenses of approximately $154,000 including rent, an increase of approximately $151,000 in patent and licensing expenses for potential new products using our technology, an increase of approximately $148,000 for payroll and consulting expenses related to increases in our administrative staff, and increased insurance expense of approximately $60,000 for the Company’s directors and officers liability and commercial insurance premiums.

             The Company generated interest income on excess cash balances of $692,710 and $1,537,191 for the three-month periods ended June 30, 2002 and June 30, 2001, respectively.  The decrease in interest income for the second quarter of 2002 was primarily due to a decrease in short-term interest rates earned on the Company’s investment portfolio between the second quarter of 2001 and the second quarter of 2002, combined with a reduction in the total cash available for investing during the second quarter of 2002.

             Net loss for the three months ended June 30, 2002 was $9,019,674, or <$0.55> per share basic and diluted, compared to net loss of $2,506,542, or <$0.16> per share basic and diluted, for the three-month period ended June 30, 2001.

Results of Operations — Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001.

             The Company recorded no revenue for the six months ended June 30, 2002 or for the six months ended June 30, 2001.

             Research and development expense for the six-month period ended June 30, 2002 was $12,642,395 compared to $4,565,557 for the same period in 2001. The overall increase in research and development costs was the result of increased research expenses of approximately $4,701,000 related to the clinical and pre-clinical development of our products, increased payroll and consulting expense of approximately $2,718,000 related to increases in our R&D staff, and an increase of approximately $658,000 in expenses incurred for the operation of the research and development facility the Company opened in Waukegan, Illinois during February 2001.

             General and administrative expenses (including related party expenses) for the six-month period ended June 30, 2002 were $3,467,421 compared to $2,038,616 for the same period in 2001. The overall increase in general and administrative expenses was the result of increased professional fees of approximately $567,000 primarily due to increased legal fees, an increase of approximately $400,000 for payroll and consulting expenses related to increases in our administrative staff, an increase in miscellaneous general office expenses of approximately $209,000 including rent, an increase of approximately $159,000 in patent and licensing expenses for potential new products using our technology, and increased insurance expense of approximately $94,000 for the Company’s directors and officers liability and commercial insurance premiums.

             The Company generated interest income on excess cash balances of $1,286,179 and $3,505,755 for the six-month periods ended June 30, 2002 and June 30, 2001, respectively.  The decrease in interest income for the first half of 2002 was primarily due to a decrease in short-term interest rates earned on the Company’s investment portfolio between the fourth quarter of 2000 and the second quarter of 2002, combined with a reduction in the total cash available for investing during the first half of 2002.

             Net loss for the six months ended June 30, 2002 was $14,823,637, or <$0.91> per share basic and diluted, compared to net loss of $3,090,369, or <$0.19> per share basic and diluted, for the six-month period ended June 30, 2001.

Liquidity And Capital Resources

             At June 30, 2002, we had $95,951,911 in cash and cash equivalents and net working capital of $105,750,780. We believe that our cash and equivalents should be adequate to fund our immediate needs. However, we can offer no assurances that additional funding will not be required in the foreseeable future. All excess cash has been invested in short-term investments and marketable securities which mature in less than two years.

             Our assets at June 30, 2002 were $117,063,082 compared to $129,195,075 at December 31, 2001. Our liabilities at June 30, 2002 increased to $4,353,086 from $1,851,525 at December 31, 2001. This increase in liabilities was attributable to an increase in accrued clinical trial expenses of approximately $1,708,000 incurred in conducting our Phase I/II clinical trials due to increased patient enrollment and the initiation of additional studies designed to assist in the commercialization of our products, an increase in accrued compensation of approximately $655,000 relating to accrued vacation time and sick leave as of June 30, 2002 and potential bonuses payable at the end of the year if certain employee performance milestones are achieved, and an increase in trade payables and other accrued expenses of approximately $138,000.

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

Prior Quarter Financial Information

             As a result of the Company having dismissed Arthur Andersen, LLP as its independent public accountants, the previously filed financial statements included in the Form 10-Q for the three month period ended March 31, 2002 were not reviewed by independent public accountants in accordance with Rule 10-01(d) of Regulation S-X, and the filing  of the Company's Form 10-Q for that period was made in accordance with the Securities and Exchange Commission's Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients dated March 18, 2002 (the "34 Act Order").  Effective July 1, 2002, the Company has engaged KPMG LLP as its new independent public accountants. KPMG conducted a review of the previously filed financial statements for the three month period ended March 31, 2002 and has determined that no changes to those financial statements are required.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

             As of June 30, 2002, we did not own any derivative instruments but we were exposed to market risks, primarily changes in U.S. interest rates.  As of June 30, 2002, we had cash, cash equivalents and marketable securities in financial instruments of $110,724,116.  Maturities range from less than one month to approximately 16 months.  Declines in interest rates over time will reduce our interest income from our investments.  Based upon our balance of cash, cash equivalents and marketable securities as of June 30, 2002, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $1.1 million.

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its License Agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation (“Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxal) and LED (Liposome Encapsulated Doxorubicin) which are being conducted by Pharmacia.  The Company contends that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constitutes a breach of the License Agreement.  The Company further contends that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds.  The Company is seeking all damages to which it is entitled, which include, but are not limited to, loss of co-promotion and royalty revenues that would have been received if LEP and LED had not been delayed, and milestone payments that would have been received if the programs had been properly conducted by Pharmacia.  NeoPharm believes that these damages are substantial.  NeoPharm is not currently seeking a termination of the License Agreement as part of the arbitration.  On May 16, 2002 Pharmacia responded by filing its own response denying the Company's allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages.

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

Item 2.                    Changes in Securities and Use of Proceeds

As a result of approval by stockholders at the Annual Meeting of Stockholders held on June 6, 2002, the Company increased the number of authorized shares of $0.0002145 par value common stock from 25,000,000 shares to 50,000,000 shares, and authorized and created a new class of $0.01 par value preferred stock with such preferences, voting powers, qualifications and special or relative rights or privileges as may be designated by the Board of Directors, in the resolution authorizing the issuance of such preferred stock.

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                    Submission of Matters to a Vote of Security-Holders

On June 6, 2002 the Company held its Annual Meeting of Stockholders to vote on the matters listed below.  All of the matters voted on at the Annual Meeting were approved by the Company’s stockholders at the Annual Meeting.

1.           To elect six directors to serve until the 2003 Annual Meeting of Stockholders.

With respect to the election for directors, the votes were as follows:

	VOTES FOR	VOTES AGAINST	VOTES WITHHELD

John N. Kapoor	14,252,074	0	200,795
James M. Hussey	14,089,937	0	362,932
Matthew P. Rogan	14,249,009	0	203,860
Kaveh T. Safavi	14,312,983	0	139,886
Sander A. Flaum	14,297,584	17,654	137,631
Erick E. Hanson	14,296,484	17,654	138,731

2.           To consider and act upon an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Company has authority to issue from 25,000,000 shares to 50,000,000 shares.

VOTES FOR	VOTES AGAINST	ABSTENTIONS	NOT-VOTED

14,137,345	301,070	14,454	0

3.           To consider and act upon an amendment to the Company’s Amended and Restated Certificate of Incorporation to authorize the issuance of 15,000,000 shares of preferred stock.

VOTES FOR	VOTES AGAINST	ABSTENTIONS	NOT-VOTED

7,810,156	2,554,231	10,942	4,077,540

4.           To consider and act upon an amendment to the Company’s 1998 Equity Incentive Plan to increase the number of shares of common stock available for issuance under the Plan from 2,200,000 shares to 4,000,000 shares.

VOTES FOR	VOTES AGAINST	ABSTENTIONS	NOT-VOTED

8,935,197	1,430,248	9,884	4,077,540

Item 5.                    Other Information

                                On June 7, 2002, the Company filed an Amendment to its Amended and Restated Certificate of Incorporation with the office of the Secretary of State of the State of Delaware amending ARTICLE FOURTH to increase the number of authorized shares of common stock, par value $0.0002145, from 25,000,000 shares to 50,000,000 shares, and also authorizing the Board of Directors to issue up to 15,000,000 shares of $0.01 par value preferred stock with such preferences, voting powers, qualifications and special or relative rights or privileges as may be designated by the Board of Directors.

Item 6.                    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit 3.01       Amendment to the Amended and Restated Certificate of Incorporation

Exhibit 99.1       Certificate of Company Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes — Oxley Act of 2002.

(b)   Reports on Form 8-K

On April 22, 2002, the Company filed a report on Form 8-K reporting that the Company had filed for arbitration to resolve a dispute with Pharmacia Corporation concerning unnecessary delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin).

On May 9, 2002, the Company filed a report on Form 8-K reporting that on May 3, 2002 the Company’s Board of Directors, based on the recommendation of its Audit Committee, determined not to renew the engagement of its independent public accountants, Arthur Andersen LLP, and initiated an interview process to obtain new accountants to serve as the Company’s independent public accountants for 2002.

On May 14, 2002, the Company filed an amended report on Form 8-K/A to amend the report filed on Form 8-K on May 9, 2002 to clarify that the Company dismissed Arthur Andersen LLP as its independent public accountants and state that the Company has not had any disagreements with Arthur Andersen LLP for the interim period of December 31, 2001 through May 3, 2002.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPHARM, INC.
Date: August 14, 2002	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)