Form 10-Q
period 2002-09-30
NEOPHARM INC
filed 2002-11-14
CIK 942788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

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

As of October 31, 2002 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	16,351,529

NEOPHARM, INC.

(A DELAWARE CORPORATION)

FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
(A Delaware Corporation)
Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,905,225	$106,525,864
Short-term investment in marketable securities	5,999,551	15,030,045
Prepaid expenses	1,446,515	469,862
Other receivables	111,562	131,718
Total current assets	103,462,853	122,157,489
Equipment and furniture:
Equipment	3,948,462	2,260,949
Furniture	803,212	486,658
Leasehold improvements	423,286	254,096
Less accumulated depreciation	(1,664,611)	(686,061)
Total equipment and furniture, net	3,510,349	2,315,642
Long-term investment in marketable securities	—	2,738,563
Related party note receivable, net	2,135,885	1,983,381
Total assets	$109,109,087	$129,195,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued clinical trial expense	$3,149,399	$632,365
Accrued compensation	1,179,100	221,862
Accounts payable	535,867	537,465
Other accrued expenses	971,390	459,833
Total current liabilities	$5,835,756	$1,851,525

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 and 0 shares authorized, respectively: 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.0002145 par value; 50,000,000 and 25,000,000 shares authorized, respectively: 16,351,529 and 16,237,779 shares issued and outstanding, respectively	3,510	3,484
Additional paid-in capital	170,765,903	169,748,547
Accumulated deficit	(67,496,082)	(42,408,481)
Total stockholders’ equity	$103,273,331	$127,343,550
Total liabilities and stockholders’ equity	$109,109,087	$129,195,075

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)
Statements of Operations
Three and Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues	$—	$—	$—	$—
Expenses:
Research and development	8,978,572	4,091,492	21,620,967	8,657,050
General and administrative	1,841,795	1,015,778	5,197,662	2,957,221
Related party expenses	45,798	39,006	157,351	136,178
Total expenses	10,866,165	5,146,784	26,975,980	11,750,449
Loss from operations	(10,866,165)	(5,146,276)	(26,975,980)	(11,750,449)
Other income	—	—	—	8,049
Interest income	602,200	1,269,527	1,888,379	4,775,282
Net loss	$(10,263,965)	$(3,876,749)	$(25,087,601)	$(6,967,118)
Net loss per share —
Basic and diluted	$(0.63)	$(0.24)	$(1.54)	$(0.43)
Weighted average shares outstanding —
Basic and diluted	16,273,094	16,128,021	16,262,006	16,126,470

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)
Statements of Cash Flows
Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows used in operating activities:
Net loss	$(25,087,601)	$(6,967,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	978,550	375,748
Compensation expense from non-employee stock options	79,600	111,550
Increase in other assets	(1,109,001)	(140,890)
Increase in current liabilities	3,984,231	1,656,432
Net cash and cash equivalents used in operating activities	(21,154,221)	(4,964,278)

Cash flows provided by/(used in) investing activities:
Proceeds from maturities of marketable securities	25,981,513	—
Proceeds from sales of marketable securities	9,168,783	—
Purchase of marketable securities	(23,381,239)	(11,777,365)
Purchase of equipment and furniture	(2,173,257)	(2,124,993)
Net cash and cash equivalents provided by/(used in) investing activities	9,595,800	(13,902,358)

Cash flows from financing activities:
Proceeds from issuance of common stock	937,782	84,618
Net cash and cash equivalents provided by financing activities	937,782	84,618

Net decrease in cash and cash equivalents	(10,620,639)	(18,782,018)
Cash and cash equivalents, beginning of period	106,525,864	139,777,330
Cash and cash equivalents, end of period	$95,905,225	$120,995,312

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

Note 1  Basis of Presentation

The financial information herein is unaudited, other than the Balance Sheet at December 31, 2001, which is derived from the audited financial statements.

The accompanying unaudited financial statements of NeoPharm, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine month periods ended September 30, 2002 and 2001.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2  Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the three months ended:		For the nine months ended:
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Numerator:
Net loss	$(10,263,965)	$(3,876,749)	$(25,087,601)	$(6,967,118)

Denominator:
Weighted average shares outstanding	16,273,094	16,128,021	16,262,006	16,126,470

Loss per share - basic and diluted	$(0.63)	$(0.24)	$(1.54)	$(0.43)

Potential common share equivalents:
Stock options	474,306	750,460	608,311	846,974

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are equivalent as the effect of potential common share equivalents is anti-dilutive.

Note 3  Transactions with Related Parties

The following table provides further detail of the related party expenses reflected in the statements of operations.

		For the three months ended:		For the nine months ended:
Related Party	Expense Type	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Akorn, Inc.	Consulting	$7,669	$7,669	$23,006	$40,661
E.J. Financial Enterprises	Consulting	31,250	31,250	93,750	93,750
E.J. Financial Enterprises	Direct Expenses	54	88	1,216	1,767
Unicorn Pharma Consulting, Inc.	Consulting	6,825	—	39,379	—
Total related party expenses		$45,798	$39,006	$157,351	$136,178

In December 2001, following approval by the Company’s Board of Directors, the Company loaned $3,250,000 to Akorn, Inc., an independent publicly traded company, to assist Akorn in the completion of its lyophilization manufacturing facility in Decatur, Illinois.  The note receivable issued to Akorn, and all interest thereon, is due in December 2006, and accrues interest at a rate equal to that received on the Company’s investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt.  In exchange, the Company has entered into a manufacturing processing agreement that grants the Company access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at a discounted price, upon completion of the facility.  Dr. John N. Kapoor, Chairman of the Board and a principal shareholder of the Company, is also Chairman, CEO and a principal shareholder of Akorn.  The Company has recorded the note receivable net of a discount reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%.  The discount is being amortized over the life of the loan.   During the third quarter of 2002, the Company recorded $67,095 in interest income from this note receivable, comprised of $15,000 of accrued interest on the note receivable and $52,095 of discount amortization.  For the first nine months of 2002, the Company recorded $200,585 in interest income from this note receivable, comprised of $48,082 of accrued interest on the note receivable and $152,503 of discount amortization.

Note 4  Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The carrying value of these investments approximates their fair market value.  Short-term investment in marketable securities includes liquid investments purchased with an original maturity of between three months and one year while long-term investment in marketable securities includes liquid investments purchased with an original maturity of greater than one year but less than two years.  As provided by SFAS No. 115, the Company has elected to treat all of its investments in marketable securities as “available-for-sale”, which requires these investments to be recorded at fair market value.  At September 30, 2002, the Company recorded its investments in marketable securities using cost plus accrued interest as this approximated the fair market value of the securities held.  Realized gain on investments sold during the three and nine months ended September 30, 2002 was $3,117 and realized loss on investments sold during the three and nine month periods ended September 30, 2002 was $29,873.  No investments were sold during the three or nine month periods ended September 30, 2001.  The Company uses the specific identification method to determine gain or loss on investments sold.

Note 5  Contingencies

On April 19, 2002, NeoPharm filed for arbitration against Pharmacia Corporation, Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”) to resolve a dispute with Pharmacia concerning the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin), which are being conducted by Pharmacia under a license agreement with NeoPharm.  Pharmacia subsequently responded and filed a counter claim alleging various breaches of the license agreement by NeoPharm and seeking arbitration of its claims against the Company.  Each party’s claims against the other are substantial.  The arbitration hearing has been scheduled for May 28, 2003 through June 30, 2003.  On October 4, 2002, Pharmacia Corporation and Pharmacia and Upjohn, Inc. filed a lawsuit in Delaware Chancery Court to enjoin the Company from arbitrating claims against them.  NeoPharm, in its response and counterclaim filed against Pharmacia on October 31, 2002, asked the Delaware Chancery Court to compel both Pharmacia Corporation and Pharmacia and Upjohn, Inc. to arbitrate the dispute with the Company.  Neither party has requested monetary relief in the Delaware case.

In addition, subsequent to the Company’s announcement of its arbitration demand with Pharmacia, the Company was named in several class action suits alleging various violations of the federal securities laws in connection with public statements made by the Company concerning LEP.  The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed.  The decision on the Company’s motion to dismiss is expected in February 2003.  The Company anticipates further increases in legal expenses during the remainder of 2002 as it pursues its objectives in the arbitration and the class action suits, but, at this time, the Company is unable to determine with any precision the amount or timing of these future legal expenses.  In addition, the Company is unable to predict the outcome or potential liability related to the arbitration or class action suits at this time.

             Under the license agreement between NeoPharm and Pharmacia, the company incurred expenses during the nine months ended September 30, 2002 related to its efforts to develop a NeoLipid formulation for LEP.  Under the terms of the license agreement, NeoPharm is entitled to be reimbursed for these expenses and has sent invoices totaling over $1,500,000 to Pharmacia for work conducted by NeoPharm to develop LEP.  NeoPharm has not received payment on the invoices sent to Pharmacia.

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

Overview

We are a biopharmaceutical company engaged in the research, development and commercialization of drugs for the treatment of various cancers. We currently have a portfolio of five anti-cancer compounds, four of which are in, or are about to begin, clinical trials. In addition, two other NeoPharm compounds have been licensed to Pharmacia.  We have built our drug portfolio based on our two novel proprietary technology platforms: the NeoLipid™ liposomal drug delivery platform and a tumor-targeting toxin platform. Our corporate strategy is to become a leader in the research, development and commercialization of new and innovative anti-cancer treatments.

During the third quarter of 2002, NeoPharm continued to advance the four Phase I/II compounds under development towards Phase II/III clinical trials.  The compounds currently in Phase I/II clinical trials include:  IL13-PE38 for the treatment of glioblastoma multiforme; LEM (Liposomal Mitoxantrone) for the treatment of prostate cancer; and, LErafAON (Liposomal craf Antisense Oligonucleotide) for the treatment of radiation and/or chemotherapy resistant tumors.  The Company has scheduled a meeting with the FDA in December 2002 to determine the requirements to begin Phase II/III clinical trials for IL13-PE38.  In addition, the Company submitted an IND for LE-SN38 (Liposomal SN-38) in late June and anticipates initiating Phase I/II clinical trials for LE-SN38 during the fourth quarter of 2002.

We also ended our participation in the development program for SS1-PE38 since the compound had not achieved NeoPharm’s requirements to advance into previously anticipated Phase II clinical trials.  As a result, NeoPharm has given notice that it will terminate the Cooperative Research and Development Agreement with the National Cancer Institute to develop the compound, effective as of the end of 2002.

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

On April 19, 2002, NeoPharm filed for arbitration against Pharmacia Corporation, Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”) to resolve a dispute with Pharmacia concerning the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin), which are being conducted by Pharmacia under a license agreement with NeoPharm.  Pharmacia subsequently responded and filed a counter claim alleging various breaches of the license agreement by NeoPharm and seeking arbitration of its claims against the Company.  The arbitration hearing has been scheduled for May 28, 2003 through June 30, 2003.  On October 4, 2002, Pharmacia Corporation and Pharmacia and Upjohn, Inc. filed a lawsuit in Delaware Chancery Court to enjoin the Company from arbitrating claims against them.  NeoPharm, in its response and counterclaim filed against Pharmacia on October 31, 2002, asked the Delaware Chancery Court to compel both Pharmacia Corporation and Pharmacia and Upjohn, Inc. to arbitrate the dispute with the Company.  Neither party has requested monetary relief in the Delaware case.

In addition, subsequent to the Company’s announcement of its arbitration demand with Pharmacia, the Company was named in several class action suits alleging various violations of the federal securities laws in connection with public statements made by the Company concerning LEP.  The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed.  The decision on the Company’s motion to dismiss is expected in February 2003.  The Company anticipates further increases in legal expenses during the remainder of 2002 as it pursues its objectives in the arbitration and the class action suits, but, at this time, the Company is unable to determine with any precision the amount or timing of these future legal expenses.  During the nine months ended September 30, 2002, the Company experienced an increase in legal expenses of approximately $862,000 as compared with the nine months ended September 30, 2001.  We anticipate that these increased legal expenses will contribute to a larger than expected net loss for 2002.  The Company is unable to predict the outcome or potential liability related to the arbitration or class action suits at this time.

Results of Operations – Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001.

The Company recorded no revenue for the three months ended September 30, 2002 or for the three months ended September 30, 2001.

Research and development expense for the three months ended September 30, 2002 was $8,978,572 compared to $4,091,492 for the same period in 2001. During the third quarter of 2002, we continued to advance our compounds in Phase I/II clinical development towards Phase II/III clinical trials and we also continued to make progress on the pre-clinical research being conducted to prepare for the initiation of clinical trials for certain other compounds under development.  As a result, the overall increase in research and development costs was the result of increased expenses of approximately $3,101,000 related to the clinical and pre-clinical development of our compounds, increased payroll and consulting expense of approximately $1,470,000 related to increases in our research and development staff, and an increase of approximately $316,000 in expenses incurred for the operation of the research and development facility in Waukegan, Illinois.

General and administrative expenses (including related party expenses) for the three months ended September 30, 2002 were $1,887,593 compared to $1,054,784 for the same period in 2001. The overall increase in general and administrative expenses was the result of increased legal fees of approximately $492,000 primarily due to work done on the arbitration with Pharmacia and to prepare a defense in the class action suits, an increase of approximately $116,000 for payroll and consulting expenses related to increases in our administrative staff, an increase in general office expenses of approximately $114,000 including rent, and increased insurance expense of approximately $111,000 for the Company’s directors and officers liability insurance and commercial insurance premiums.

The Company generated interest income on cash and investments of $602,200 and $1,269,527 for the three months ended September 30, 2002 and September 30, 2001, respectively.  The decrease in interest income for the third quarter of 2002 was primarily due to a decrease in short-term interest rates earned on the Company’s investment portfolio between the third quarter of 2001 and the third quarter of 2002, combined with a reduction in the total cash available for investing during the third quarter of 2002 as the Company used its cash to fund the development of its compounds.

Net loss for the three months ended September 30, 2002 was $10,263,965, or $<0.63> per share basic and diluted, compared to net loss of $3,876,749, or $<0.24> per share basic and diluted, for the three months ended September 30, 2001.

Results of Operations – Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001.

The Company recorded no revenue for the nine months ended September 30, 2002 or for the nine months ended September 30, 2001.

Research and development expense for the nine months ended September 30, 2002 was $21,620,967 compared to $8,657,050 for the same period in 2001. The overall increase in research and development costs was the result of increased expenses of approximately $7,802,000 related to the clinical and pre-clinical development of our products, increased payroll and consulting expense of approximately $4,189,000 related to increases in our research and development staff, and an increase of approximately $973,000 in expenses incurred for the operation of the research and development facility the Company opened in Waukegan, Illinois during February 2001.

General and administrative expenses (including related party expenses) for the nine months ended September 30, 2002 were $5,355,013 compared to $3,093,399 for the same period in 2001. The overall increase in general and administrative expenses was the result of increased legal fees of approximately $1,085,000 primarily due to work done on the arbitration with Pharmacia and to prepare a defense in the class action suits, an increase of approximately $515,000 for payroll and consulting expenses related to increases in our administrative staff, an increase in general office expenses of approximately $225,000, increased insurance expense of approximately $205,000 for the Company’s directors and officers liability insurance and commercial insurance premiums, an increase in rent expense of approximately $118,000 due to the lease of additional space in our Lake Forest, Illinois offices to accommodate our staff expansion in 2002, and an increase of approximately $114,000 in patent and licensing expenses for potential new products using our technology.

The Company generated interest income on cash and investments of $1,888,379 and $4,775,282 for the nine months ended September 30, 2002 and September 30, 2001, respectively.  The decrease in interest income for the nine months ended September 30, 2002 was primarily due to a decrease in short-term interest rates earned on the Company’s investment portfolio between the fourth quarter of 2000 and the third quarter of 2002, combined with a reduction in the total cash available for investing during the nine months ended September 30, 2002 as the Company used its cash to fund the development of its compounds.

Net loss for the nine months ended September 30, 2002 was $25,087,601, or $<1.54> per share basic and diluted, compared to net loss of $6,967,118, or $<0.43> per share basic and diluted, for the nine month period ended September 30, 2001.

Liquidity And Capital Resources

At September 30, 2002, we had $95,905,225 in cash and cash equivalents and net working capital of $97,627,097. We believe that our cash and equivalents should be adequate to fund our immediate needs. However, we can offer no assurances that additional funding will not be required in the foreseeable future. All excess cash has been invested in short-term investments and marketable securities which mature in less than two years.

Our assets at September 30, 2002 were $109,109,087 compared to $129,195,075 at December 31, 2001. Our liabilities at September 30, 2002 increased to $5,835,756 from $1,851,525 at December 31, 2001. This increase in liabilities was attributable to an increase in accrued clinical trial expenses of approximately $2,517,000 incurred in conducting our Phase I/II clinical trials due to increased patient enrollment and the initiation of additional studies designed to assist in the commercialization of our products, an increase in accrued compensation of approximately $957,000 relating to accrued vacation time and sick leave as of September 30, 2002 and bonuses payable at the end of the year if certain employee performance milestones are achieved, and an increase in other accrued expenses of approximately $512,000.

We may seek to satisfy our future funding requirements through public or private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources. Additional financing may not be available when needed or be available on terms that are acceptable to us. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our research and development programs, relinquish rights to certain of our technologies, cancer drugs or products, or license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

Forward Looking Statements

Any statements made by NeoPharm, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  Such factors include, but are not limited to those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company’s drug candidates, uncertainty regarding the outcome of damages claims made by or against the Company, unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates that could slow or prevent products coming to market, the uncertainty of patent protection for the Company’s intellectual property or trade secrets, and other factors referenced under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002, we did not own any derivative instruments but we were exposed to market risks, primarily changes in U.S. interest rates.  As of September 30, 2002, cash and investment of $101,904,776.  Maturities range from less than one month to approximately 12 months.  Declines in interest rates over time will reduce our interest income from our investments.  Based upon our balance of cash, cash equivalents and marketable securities as of September 30, 2002, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $1 million.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a - 14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclsure controls and procedures are effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.                                                             Legal Proceedings

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its License Agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation, Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxal) and LED (Liposome Encapsulated Doxorubicin) which are being conducted by Pharmacia.  The Company contends that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constitutes a breach of the License Agreement.  The Company further contends that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds.  The Company is seeking all damages to which it is entitled, which include, but are not limited to, loss of co-promotion and royalty revenues that would have been received if LEP and LED had not been delayed, and milestone payments that would have been received if the programs had been properly conducted by Pharmacia.  NeoPharm believes that these damages are substantial.  NeoPharm is not currently seeking a termination of the License Agreement as part of the arbitration.  On May 16, 2002 Pharmacia responded by filing its own response denying the Company’s allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages.  The Company has been informed that the arbitration hearing will be conducted between May 28, 2003 and June 30, 2003.

On October 4, 2002, Pharmacia Corporation and Pharmacia and Upjohn, Inc. filed a lawsuit in Delaware Chancery Court to enjoin the Company from arbitrating claims against them.  NeoPharm, in its response and counterclaim filed against Pharmacia on October 31, 2002, asked the Delaware Chancery Court to compel both Pharmacia Corporation and Pharmacia and Upjohn, Inc. to arbitrate the dispute with the Company.  Neither party has requested monetary relief in the Delaware case.

The Company was also named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug.  The original lawsuits also named as individual defendants John N. Kapoor, Chairman of the Company, and James M. Hussey, the Company’s President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company.  The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division.  On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter.  The amended complaint shortened the class period to October 31, 2002 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Senior Vice President of Research and Development, as a defendant.  The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed.  The decision on the Company’s motion to dismiss is expected in February 2003.

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
None

Item 5.                                                             Other Information
None

Item 6.                                                             Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit 99.1                      Certificate of Company Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

(b)         Reports on Form 8-K

On July 3, 2002, the Company filed a report on Form 8-K reporting that the Company had appointed KPMG LLP as the Company’s independent accountants.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPHARM, INC.
Date: November 14, 2002	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

CERTIFICATIONS

Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James M. Hussey, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of NeoPharm, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors:

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ James M. Hussey
James M. Hussey,
Chief Executive Officer

Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lawrence A. Kenyon, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of NeoPharm, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors:

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer