Form 10-K
period 2002-12-31
NEOPHARM INC
filed 2003-03-31
CIK 942788

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

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

        Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes /x/    No / /

        The aggregate market value of the Registrant's common stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of 5% of the registrant's stock) of the registrant, par value $.0002145 per share, (based on the closing price of such shares on the NASDAQ on June 28, 2002) was $121,648,676. As of March 3, 2003 there were 16,351,529 shares of Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the Registrant's Proxy Statement in connection with its 2003 Annual Meeting of Stockholders are incorporated by reference in Part III.

FORM 10-K TABLE OF CONTENTS

ITEM 1. BUSINESS

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

  •
  the outcome of our arbitration proceeding with Pharmacia;

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

  •
  the availability of qualified personnel; and

  •
  existing and future factors set forth under "Risk Factors" in this annual report.

        In addition, in this annual report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements. All of our forward looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading ITEM 1.—"BUSINESS—RISK FACTORS," and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

        We caution you that the risk factors contained herein are not exhaustive. We operate in a continually changing business climate and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this annual report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results.

OVERVIEW

        NeoPharm is a biopharmaceutical company engaged in the research, development and commercialization of drugs for the treatment of various cancers. We have built our drug portfolio based on our two novel proprietary technology platforms: the proprietary NeoLipid™ liposomal drug delivery system and a tumor-targeting toxin platform. As of March 1, 2003, we had 100 full time employees.

        Currently, we have several promising compounds in various stages of development. Our lead compound is IL13-PE38, a tumor targeting toxin being developed as a treatment for glioblastoma multiforme, a deadly form of brain cancer. IL13-PE38 is currently in Phase I/II human clinical trials. Based on the preliminary results of these ongoing studies, we are planning to begin pivotal Phase III human clinical trials for IL13-PE38 in 2003. Under our NeoLipid™ platform, we began a Phase I/II clinical trial of LE-SN38 in November 2002. SN38 is the active metabolite of CPT-11 (irinotecan), which is approved for the treatment of colorectal cancer. Other NeoLipid™ compounds in Phase I/II clinical trials include LErafAON, our liposomal antisense oligonucleotide under development as both a radiation therapy and chemotherapy enhancer, and LEM, a liposomal formulation of the anti-cancer agent mitoxantrone. Additionally, we anticipate starting human clinical trials for LEP (liposomal paclitaxel) in 2003 using our most advanced NeoLipid™ technology. LEP had been licensed to Pharmacia and Upjohn Company in February 1999, but is the subject of a dispute between NeoPharm and Pharmacia concerning delays in the development program. The parties are seeking resolution of the dispute through arbitration (see Item 3. Legal Proceedings). During 2002, we stopped our development of SS1(dsFv)-PE38 as the compound did not achieve our requirements to enter into previously anticipated Phase II clinical trials.

MARKET OVERVIEW

        Cancer is the second leading cause of death in the United States. The American Cancer Society (ACS) estimates that doctors will diagnose over 1.3 million new cases of cancer in the United States in 2003. The National Institutes of Health (NIH) estimates that the annual cost of cancer is approximately $172 billion, including $61 billion in direct medical costs and $16 billion for morbidity costs, which includes the cost of lost productivity.

        Cancer is characterized by uncontrolled cell division resulting in the growth of a mass of cells commonly known as a tumor. Cancerous tumors can arise in almost any tissue or organ and cancer cells, if not eradicated, spread, or metastasize, throughout the body. Cancer is believed to occur as a result of a number of factors, including hereditary and environmental factors.

        For the most part, cancer treatment depends on the type of cancer and the stage of disease progression. Generally, staging is based on the size of the tumor and whether the cancer has metastasized. Following diagnosis, solid tumors are typically surgically removed or the patient is given radiation therapy. Chemotherapy is the principal treatment for tumors that are likely to, or have, metastasized. Chemotherapy involves the administration of cytotoxic drugs, which are designed to kill cancer cells, or the administration of hormones, which affect the growth of tumors.

        Because in most cases metastatic cancer is fatal, cancer specialists attempt to attack the cancer aggressively, with as many therapies as available and with as high a dose as the patient can tolerate. Since chemotherapy attacks both normal and cancerous cells, treatment often tends to result in complicating side effects. Additionally, cells which have been exposed to several rounds of chemotherapy develop a resistance to the cancer drugs that are being administered. This is known as "multi-drug resistance." The side effects of chemotherapy often limit the effectiveness of treatment. Cancers often recur and mortality rates remain high. Despite the large sums of money spent on cancer research, current treatments are inadequate and improved cancer agents are needed.

        The products we currently have under development target a broad range of solid tumors. The table below shows the incidence and mortality estimated for the year 2003 for various types of solid tumor cancers that our products seek to treat:

Cancer Indication	New Cases	Deaths
Breast	212,600	40,200
Prostate	220,900	28,900
Lung	171,900	157,200
Colorectal	147,500	57,100
Ovarian	25,400	14,300
Brain	18,300	13,100

          Source: American Cancer Society, 2003 Cancer Facts and Figures

BUSINESS STRATEGY

        Our corporate strategy is to become a leader in the research, development and commercialization of new and innovative anti-cancer treatments. Our strategy involves the following elements:

Focus on the growing cancer market.

        The worldwide cancer drug market is estimated to be in excess of $20 billion in 2003. Despite the large sums of money spent, cancer is the second leading cause of death in the United States, and current treatments remain inadequate. Given the life-threatening nature of cancer and the lack of effective treatments, the FDA has adopted procedures to accelerate the approval of cancer drugs. We intend to use our expertise in the field of cancer research to target this significant market opportunity for cancer drug development.

Develop our existing product portfolio.

        We currently have a portfolio of six anti-cancer drugs which have advanced to clinical trials. We intend to further develop these products both by expanding our internal resources and by continuing to collaborate with leading corporate, governmental and educational institutions. We believe this strategy will maximize the commercial value of our products by giving us the option to either directly market our products or to license our products on more favorable terms.

Create new products by capitalizing on our unique NeoLipid™ platform.

        We intend to use our proprietary NeoLipid™ liposomal technology to create new products in two ways: by extending the patent life of existing cancer drugs and by utilizing our unique platform to develop new drugs. We believe that several widely used cancer drugs are nearing patent expiration. Many of these drugs, while effective, have been limited in their use because of adverse side effects and difficulties in administration. Using our NeoLipid™ technology, we believe opportunities exist for us to increase the usefulness of these compounds as improved anti-cancer treatments. When a drug is combined with another agent or delivery system in a novel way, its patent life may be extended. We are intending to extend the marketing exclusivity for paclitaxel, doxorubicin and mitoxantrone through our LEP, LED and LEM products, respectively.

        We believe that our liposomal technology may provide us with a platform for the development of novel therapeutic agents for cancer drug development. For example, we are developing LE-SN38 and LErafAON to treat various solid tumors.

Reduce risk through a broad portfolio of products.

        We are developing multiple products simultaneously in order to reduce the impact of any single product failure. In addition, by broadening our product portfolio, we increase our flexibility to eliminate products which we determine have less market potential while applying additional resources to products which show promise.

Develop specialized sales and marketing capabilities for the United States.

        We intend to develop a specialized cancer sales and marketing capability within the United States for products that we may develop. With respect to foreign sales, we may enter into collaborations with established international drug companies.

OUR TECHNOLOGY

NeoLipid™ Liposomal Drug Delivery System

        Liposomes, microscopic spheres composed of lipid membranes, were discovered in the 1960's and have been extensively investigated as drug delivery vehicles. Liposomes were believed to be particularly suitable for the delivery of toxic drugs, such as cancer drugs, because drugs delivered by liposomes are preferentially absorbed into certain organs such as the liver and spleen. Furthermore, liposomal forms of cytotoxic agents are not readily absorbed by the nervous system or key organs, like the heart, thereby helping to reduce toxicity.

        While liposomes were initially viewed as an important advance in drug delivery technology, there have been limited commercial successes. We estimate that in excess of $700 million has been spent on the research and development of liposomes, resulting in the commercialization of only two liposomal drugs, doxorubicin and amphotericin B. To date, expansion of the use of liposomes as drug delivery vehicles has resulted in many difficulties, including:

  •
  poor drug encapsulation efficiency;

  •
  expensive, complex manufacturing processes that result in higher manufacturing costs;

  •
  cumbersome and time-consuming reconstitution procedures required of pharmacy personnel; and

  •
  inadequate product stability.

        We believe that our next generation, proprietary NeoLipid™ liposomal technology may overcome these limitations. NeoPharm's NeoLipid™ technology combines drugs or compounds with proprietary lipids and allows for the creation of a stable liposome. This physical property is especially important during drug storage and after the product has been reconstituted and administered intravenously to the patient. NeoPharm uses a proprietary synthetic form of cardiolipin. In its natural form, cardiolipin occurs as a negatively charged lipid found in cardiac tissue. We believe that our NeoLipid™ technology provides a number of advantages over previous liposome products, including the following:

  •
  Broadened range of drugs which can be encapsulated

    Our technology provides an opportunity to efficiently deliver a wide range of compounds. Based on our research to date, we believe we can improve the delivery of a variety of chemotherapy drugs, including paclitaxel, the number one selling chemotherapy drug which previously has not been successfully formulated in liposomes. In addition, we believe our NeoLipid™ technology may allow for the delivery of antisense compounds and other small molecules, thereby avoiding the potential problems associated with viral delivery systems in gene therapy type treatments.

  •
  Reduced toxicity at higher doses

    Our NeoLipid™ system may allow for the treatment of patients with reduced toxic side effects. Accordingly, our delivery system may enable the administration of the liposomal drug in higher doses, thereby potentially increasing efficacy and possibly allowing for treatment over longer periods of time.

  •
  Increased stability, resulting in simplified handling and increased shelf life

    NeoLipid™ technology allows us to freeze-dry our liposomal drugs, resulting in stable drugs with longer shelf life and simplified handling during preparation in the pharmacy and administration of the drug by the oncologist.

  •
  Reduced manufacturing cost

    NeoLipid™ technology typically results in very high encapsulation/entrapment efficiency resulting in reduced manufacturing costs.

Tumor-Targeting Toxins

        Our tumor-targeting toxin compound consists of a single molecule composed of two parts, a tumor-targeting molecule and a cytotoxic agent. Our tumor targeting molecule is a protein that detects and binds to a specific marker on the surface of cancer cells. Since cancer cells may have unique markers on their surface, a tumor-targeting molecule with the appropriate specificity for those cells may be used to deliver the cytotoxic agent directly to the tumors. The key to making a useful tumor-targeting drug is the targeting molecule that selects tumor cells while ignoring healthy cells.

        Two tumor-targeting products have been approved by the FDA and commercialized for the treatment of cancer: American Home Products Corporation's Mylotarg® in May 2000 for relapsed adult acute myeloid leukemia and Ligand Pharmaceuticals Incorporated's Ontak® in February 1999 for persistent or recurrent cutaneous T-cell lymphoma. While these drugs are being marketed for leukemia, our tumor-targeting toxin is being developed for the treatment of brain tumors.

        We and our collaborative partners, the FDA and the National Institutes of Health, referred to as NIH, have identified a targeting molecule which we believe possesses the requisite characteristics for successful use in a tumor-targeting anti-cancer product. IL13 targets receptors which are present in high numbers on some types of brain tumor cells but not on healthy cells. We use PE38 as the cytotoxic component in this tumor-targeting toxin compound. We selected PE38 because of its effective cell killing action on a wide variety of tumor types.

        Based upon our pre-clinical studies, we believe our tumor-targeting toxin may provide the following benefits:

  •
  specifically target tumor cells with minimal toxicity to healthy cells;

  •
  successfully attack cancer cells resistant to standard cancer treatments;

  •
  tolerable side-effect profile; and

  •
  product stability and extended shelf life.

OUR PRODUCTS

        We have utilized both our NeoLipid™ technology and our tumor-targeting toxin technology to develop a group of novel anti-cancer products. Presently, we are developing six products that have reached human clinical trials.

Tumor-Targeting Toxin Platform

IL13-PE38

        Product Description.    Malignant glioma cells, as compared to normal brain cells, express interleukin-13 (IL13) receptors at a high density. IL13 is an immune regulatory cytokine, or protein, secreted by cells. IL13-PE38 (a recombinant protein) is designed to detect and bind to IL13 receptors on the surface of malignant glioma cancer cells. It then selectively delivers a potent bacterial cytotoxic agent called PE38, derived from Pseudomonas bacterium, to destroy tumor cells while sparing healthy surrounding cells. In contrast, conventional, non-specific chemotherapeutic drugs attack abnormal cancer cells by stopping them from dividing and reproducing, but can also damage normal cells because these agents are not selective for just cancer cells and are almost always administered systemically. This means that the systemic medicines are diffused throughout the body rather than being localized to one area, such as a tumor in the brain, and cannot discriminate between cancer and healthy cells. Common chemotherapy side effects occur when bone marrow is damaged and cannot produce enough red blood cells (causing weakness and fatigue), white blood cells (lowering the body's resistance to infections) or platelets (preventing blood from clotting properly, which can lead to excessive bleeding). IL13-PE38, on the other hand, is being developed as a highly specific tumor-targeting agent. It is administered directly to the tumor through positive-pressure convection enhanced delivery (CED), which uses catheters inserted in the brain before and/or following surgical resection (removal) of the tumor. CED is designed to infuse IL13-PE38 directly to the tumor site and adjacent brain tissue and enhance the distribution of the drug to prevent recurrence of tumor cell growth.

        NeoPharm has exclusively licensed worldwide rights to IL13-PE38 from the National Cancer Institute (NCI) and the U.S. Food and Drug Administration (FDA), and is developing the agent under a Cooperative Research and Development Agreement (CRADA) with the FDA's Center for Biologics Evaluation and Research (CBER). We believe this is the first collaboration between the FDA and a biopharmaceutical company.

        Development Status.    NeoPharm has received U.S. and European orphan drug designation for IL13-PE38 for the treatment of glioblastoma multiforme and anaplastic astrocytoma. In addition, the IL13-PE38 development program has been designated a fast track drug development program by the U.S. FDA. Preliminary Phase I/II data from two ongoing clinical trials for the treatment of brain tumors has been presented in various peer-reviewed scientific meetings. The preliminary data published for the first 32 patients in the clinical trials show that IL13-PE38 appears to be well tolerated. In addition, although these Phase I/II clinical trials are not designed to show efficacy, evidence of tumor necrosis and prolonged patient survival has been observed. Currently, a total of 55 patients have received treatment with IL13-PE38. Based on the preliminary results of these ongoing clinical studies, the Company is currently planning to initiate pivotal Phase III clinical trials for IL13-PE38 in 2003.

NeoLipid™ Liposomal Drug Delivery System

Liposomal SN-38 (LE-SN38)

        Product Description.    SN-38 is the active metabolite of CPT-11 (irinotecan), a chemotherapeutic pro-drug, which is an established first and second-line colorectal cancer treatment standard. At the present time, without the NeoLipid™ system, SN38 is insoluble and can only be used to treat cancer by administering the pro-drug, CPT-11. A pro-drug is a compound that is converted into the active drug in the body. Only 6-12% of CPT-11 is converted into SN-38 in colorectal cancer cells. Currently, the unpredictability of conversion in each patient can result in adverse side effects. By employing NeoPharm's proprietary NeoLipid™ technology to deliver SN38, we hope to successfully deliver the active drug to the tumor cells without the need for conversion. We are also studying the use of LE-SN38 to treat other types of cancers in addition to colorectal. Other tumor cells do not convert CPT-11 at the same rate as colorectal cancer cells and, as a result, CPT-11 is limited in its use to tumor types that convert the pro-drug to SN-38. Since LE-SN38 does not depend on conversion, it may have promise as a safer and more effective treatment for other types of cancer such as breast, lung, prostate and pancreatic cancer.

        Development Status.    LE-SN38 is currently in a Phase I/II human clinical trial. This study was initiated in November 2002 and data from the study is not yet available.

Liposomal craf Antisense Oligonucleotides (LErafAON)

        Product Description.    We have developed a liposomal craf antisense oligonucleotide, LErafAON, which we believe inhibits the expression of the craf protein and thus may have potential to enhance the effectiveness of radiation in the treatment of certain cancers. Craf is a protein which is expressed at higher levels in cancer cells which are resistant to radiation therapy than in healthy cells. By inhibiting expression of this gene, the tumor cell becomes more susceptible to radiation therapy. In addition, further pre-clinical studies indicate that LErafAON may be effective in enhancing the effect of chemotherapy in the treatment of various forms of cancer. Our liposomes provide a non-viral method of delivering the gene inhibitor into the cell via intravenous administration.

        Development Status.    LErafAON is currently in clinical development. Two Phase I clinical trials of LErafAON have completed enrollment. One study involves the use of LErafAON as a single agent in cancer patients with various solid tumors, and the second study involves the use of LErafAON in combination with radiation therapy in cancer patients with radiation resistant tumors. Preliminary data published to date indicate that investigators have determined a dose for use in further clinical studies. Additionally, investigators have noted that LErafAON has demonstrated clinical proof-of-concept by delivery of an antisense oligonucleotide within a liposome. We are currently conducting pre-clinical studies with a re-formulation of the lipid component of LErafAON designed to offer improved ease of preparation and to possibly enhance safety and tolerability.

Liposomal Mitoxantrone (LEM)

        Product Description.    LEM is an anti-cancer agent that combines NeoPharm's NeoLipid™ technology with mitoxantrone, a widely used, synthetic agent used to treat patients with prostate cancer and multiple sclerosis. Our goal is to develop an easy-to-use formulation that provides safety and tolerability advantages over non-liposomal mitoxantrone.

        Development Status.    We have completed enrollment for the first Phase I human clinical trial for LEM. The objectives of the LEM Phase I study were to determine the maximum tolerated dose (MTD), dose-limiting toxicity (DLT), pharmacokinetic (PK) parameters and preliminary treatment effect for LEM in patients with incurable advanced local, or metastatic solid tumors. The MTD was determined to be 20 mg/m2 as compared to the standard mitoxantrone dose of 12-15 mg/m2. We are preparing to begin a Phase I/II study with LEM that takes advantage of our most recent advancements in NeoLipid™ technology. These advancements have been designed to offer improved ease of preparation and to possibly enhance the safety and tolerability of LEM. Pre-clinical data using the new formulation of LEM appear to show advantages over the original formulation.

Liposome Encapsulated Paclitaxel (LEP)

        Product Description.    LEP is a liposomal formulation of the widely-used cancer drug, paclitaxel. Paclitaxel is marketed by Bristol-Myers Squibb Company under the trade name "Taxol®" and is used in the treatment of a number of tumors, including breast, ovarian and lung cancer. Despite paclitaxel's wide use and its anti-tumor characteristics, its effectiveness is limited by its side effects, which can include nausea, vomiting, hair loss and nerve and muscle pain. Because of the chemical characteristics of paclitaxel, it cannot be introduced into the body unless it is first formulated in a toxic mixture of castor oil (Cremophor®) and ethanol, which requires pre-medication of the patient since use of Cremophor® can lead to significant side effects such as hypersensitivity reactions. In addition, paclitaxel must be infused over a period of at least three hours. We believe our technology may overcome many of the current limitations of paclitaxel.

        Development Status.    Based on the results of Phase I clinical trials, Pharmacia, our former licensee, initiated Phase II clinical trials in 2000 using a modified formulation of LEP (LEP-ns) that had been developed at Pharmacia. Phamacia's LEP-ns formulation was not used in the previously noted Phase I study prior to the start of Phase II. In January 2002, Pharmacia informed NeoPharm of delays in the development program for LEP-ns. At that time, Pharmacia asked NeoPharm to develop a LEP formulation using NeoPharm's most advanced NeoLipid™ technology. Subsequently, in April 2002, NeoPharm filed an arbitration claim against Pharmacia seeking damages that NeoPharm had sustained as a result of the delays in the LEP program, as well as for delays in the development program for the other compound licensed to Pharmacia, LED (liposome encapsulated doxorubicin). See "Collaborative Relationships and Licenses—Pharmacia License Agreement" and "Item 3. Legal Proceedings". In November 2002, NeoPharm terminated the license agreement with Pharmacia after receiving notification from Pharmacia that it had stopped all development of LEP and LED. NeoPharm has completed the pre-clinical research for a new NeoLipid™ LEP formulation (LEP-ETU), and is preparing to resume human clinical trials in 2003.

Liposome Encapsulated Doxorubicin (LED)

        Product Description.    LED is a liposomal formulation of the widely used cancer drug doxorubicin. Doxorubicin is used to treat a number of cancers including solid tumors and leukemia, a form of blood cancer. Though effective in treating these and other cancers, doxorubicin may produce irreversible heart damage. The risk of heart failure increases with increasing total cumulative doses of doxorubicin. Doxorubicin also causes suppression of white blood cell production, which may limit the dose that may be administered, and produces side effects such as nausea, vomiting and hair loss. Clinical results to date suggest that LED may reduce these side effects. In addition, since doxorubicin has a positive charge and cardiolipin has a negative charge, cardiolipin binds to the doxorubicin to form a stable product that can be freeze dried and easily reconstituted.

        Development Status.    We intend to develop LED for breast, prostate and blood cancers. Pharmacia had been responsible for the development of LED since February 1999. In April 2002, NeoPharm filed an arbitration claim against Pharmacia seeking damages that the Company had sustained as a result of the delays in the LED program, as well as for delays in the LEP program. See "Collaborative Relationships and Licenses—Pharmacia License Agreement" and "Item 3. Legal Proceedings". In November 2002, NeoPharm terminated the license agreement with Pharmacia after receiving notification from Pharmacia that it had stopped development of LEP and LED. NeoPharm plans to resume development of LED when feasible.

Collaborative Relationships and Licenses

  Pharmacia License Agreement

        In February 1999, we signed a license agreement with Pharmacia giving them certain rights to develop and commercialize LEP and LED worldwide. The license agreement provided for up to $69 million in payments to us from Pharmacia, as follows:

  •
  a $9 million non-refundable up-front payment on execution of the license agreement;

  •
  up to $52 million in milestone payments; and

  •
  an $8 million equity investment in our common stock.

        We have received the $9 million non-refundable up-front payment upon execution of the license agreement, the $8 million equity investment, a $2 million milestone payment in July 1999 for transferring the investigational new drug applications for LED and LEP to Pharmacia, and a $3 million milestone payment in March 2000 upon initiation of the Phase II clinical trials for LEP. Under the agreement, Pharmacia assumed all further responsibility for, and the costs associated with, the development and testing of LEP and LED and obtaining all regulatory approvals. The license agreement provided us with the right to purchase from Pharmacia co-promotion rights in lieu of receiving royalties on United States sales for a price based upon a percentage of Pharmacia's development costs, which would allow us to collect a larger royalty in exchange for contributing to the promotional expenses of any products developed under the Agreement. The license agreement also provided us with a fixed royalty on foreign sales.

        In January 2002, Pharmacia informed us that the LEP and LED development programs were experiencing delays and requested assistance from the Company to solve certain technical hurdles that Pharmacia had encountered after making a modification to LEP. In April 2002, we filed a Demand for Arbitration with the American Arbitration Association, in accordance with the terms of the license agreement, for the purpose of resolving a dispute with Pharmacia concerning the delays in the LEP and LED development programs (see Item 3. Legal Proceedings).

        Under the terms of the license agreement, each party could terminate the license agreement upon a material breach by the other. Upon termination of the agreement by either party, Pharmacia's rights to the relevant licenses granted under the agreement automatically revert to us. In November 2002, NeoPharm terminated the license agreement after receiving notification from Pharmacia that it had ceased development of LEP and LED (see Item 3. Legal Proceedings).

  Georgetown University Agreements.

        Since 1990, we have entered into two license agreements, two contract research agreements and three sponsored research agreements with Georgetown University relating to various liposome-related products. Under the Georgetown licenses, and in return for sponsoring related research, we were granted exclusive licenses to manufacture and sell LED, LEP, and LErafAON. We are obligated to pay royalties to Georgetown on commercial sales of these products. In addition, we are obligated to make certain advance royalty payments, which will be credited against future royalties. The Georgetown licenses may be terminated in the event of a default.

        Under the contract research agreements, we pay or reimburse Georgetown for all direct and indirect costs associated with research on specific projects. In return, and upon making various one-time payments, we retain all rights to all inventions, developments, discoveries and other proprietary ideas which are first conceived, discovered or developed during the conduct of the research.

        In January 2003, we terminated the three sponsored research agreements and have no additional obligations under these agreements. Termination of the sponsored research agreements has no effect on our rights to LED, LEP or LErafAON.

  National Institutes of Health

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

        In March 1999, we entered into a license agreement with the NIH for SS1(dsFv)-PE38. The SS1(dsFv)-PE38 license required us to pay the NIH an initial $75,000 non-refundable payment and requires minimum annual royalty payments to the NIH beginning on January 1, 2001 of $20,000, which increase to $150,000 per year if we fail to reach certain benchmarks. The other terms and conditions of the SS1(dsFv)-PE38 license are substantially the same as those of the NIH IL13-PE38 license described above. In October 2002, we notified NIH that we were ending our participation in the SS1(dsFv)-PE38 development program and were terminating the license agreement as of December 31, 2002. As a result of the termination of the license agreement, NeoPharm has no further financial obligation to the NIH for the development of SS1(dsFv)-PE38.

  U.S. Food and Drug Administration

        In August 1997, we entered into a cooperative research and development agreement (CRADA) with the FDA covering the IL13-PE38 product licensed from the NIH and FDA. Pursuant to the FDA agreement, we agree to commercialize IL13-PE38 and the FDA agrees to collaborate on the clinical development and commercialization of the licensed product. In January 2001 the agreement was revised and expanded and is now set to expire on December 31, 2003. Under the revised agreement, we are required to pay $400,000 per year, through 2003, for expenses incurred by the FDA in carrying out its responsibilities under this agreement.

  National Cancer Institute

        In May 1999, we entered into a CRADA with the NCI. Pursuant to the agreement, the Company committed to commercialize the SS1 (dsFv)-PE38 monoclonal antibody product which it licensed from the NIH and the FDA. The NCI agreed to collaborate on the clinical development and commercialization of the licensed product. The Company was originally committed to pay $100,000 per year over four years for the reasonable and necessary expenses incurred by the NCI in carrying out their responsibilities under the agreement. In 2000, the parties agreed to expand the scope of the agreement and increase the Company's annual funding requirement to $150,000 for the final two years of the agreement. In October 2002, we notified NCI that we were ending our participation in the SS1(dsFv)-PE38 development program and were terminating the CRADA as of December 31, 2002, since the compound had not achieved NeoPharm's requirements to advance into previously anticipated Phase II clinical trials. To allow NCI to complete Phase I testing of the compound, we have committed to pay the final $125,000 to NCI in 2003 that we would have spent on the compound if the CRADA had remained in effect until its natural termination in May 2003.

        Amounts paid to our major research and development collaborators under our various agreements during the last three years, as well as our commitments under these agreements for 2003, are included in the following table:

Research and Development Collaboration Expenses
	Actual			Scheduled(1)
	2000	2001	2002	2003
Georgetown	$456,000	$2,458,000	$2,500,000	$656,250
FDA	150,000	400,000	400,000	400,000
NIH	35,000	30,000	30,000	10,000
NCI	100,000	150,000	200,000	—

Total Collaboration Expenses	$741,000	$3,038,000	$3,130,000	$1,066,250

(1)
The agreements listed in this table can be terminated at any time with, at most, 90 days written notice.

Manufacturing

        Currently, we do not have the commercial manufacturing capacity for any of the products we are developing. All of our NeoLipid™ products are produced at the Center for Advanced Drug Development at the University of Iowa Pharmacy School which we believe has sufficient production capabilities to satisfy our clinical trial needs through the end of Phase I/II clinical testing.

        In December 2001, we entered into an agreement with Akorn, Inc., an independent publicly traded company, to secure cGMP lyophilized products manufacturing capacity for both our anticipated Phase II/III clinical supply requirements as well as our anticipated commercial manufacturing capacity requirements. Under the Agreement, NeoPharm loaned Akorn $3,250,000 to assist in the completion and validation of Akorn's lyophilized products manufacturing facility at its plant in Decatur, Illinois. The note receivable, including accrued interest, is due in December 2006 and the terms of the agreement call for interest on the note receivable to accrue at the rate NeoPharm receives on its investments in marketable securities, which is less than the interest rate Akorn pays on its other outstanding debt. In exchange, Akorn has granted NeoPharm the option to secure at least 15% of Akorn's lyophilization manufacturing capacity for up to 15 years, preferred pricing on all NeoPharm products manufactured at Akorn, and confidential treatment of all trade secrets relating to NeoPharm's NeoLipid™ technology. At the time the agreement with Akorn was reached, Akorn anticipated the facility coming online in 2003, at approximately the time that NeoPharm anticipated that we will need to manufacture our lyophilized products for Phase II/III clinical trials. We now estimate that we will not need this capacity until 2004. As of the date of our financial statements for the fiscal year ended December 31, 2002, Akorn had not yet published financial statements for the third or fourth quarter of 2002, and we, therefore, elected to record a non-cash charge to fully reserve for the note receivable and accrued interest as a result of our inability to adequately assess the probability of collection of the note, as of December 31, 2002. The Company has not received notification from Akorn that it will be unable to repay the note at maturity in 2006. Akorn continues to be contractually obligated to complete the expansion of its Decatur facility, to manufacture NeoPharm's NeoLipid™ products, and to repay the note. Dr. John N. Kapoor, NeoPharm's Chairman, is also the Chairman at Akorn, and holds a substantial stock position in both companies. Because of his role in both companies, Dr. Kapoor refrained from participating in the NeoPharm Board of Directors' deliberation on this transaction (See "Notes to Financial Statements—Note 9").

        We have also entered into an exclusive supply agreement with Avanti Polar Lipids, Inc. providing for the manufacture and supply of synthetic cardiolipin, an important ingredient in our NeoLipid™

compounds. Under the terms of the agreement, Avanti has agreed to supply us with synthetic cardiolipin in an amount sufficient to commercialize our liposome compounds. In addition, Avanti agreed not to sell synthetic cardiolipin to competing third parties. Unless terminated in accordance with its terms, the supply agreement will automatically renew for additional two year terms on and after the initial expiration date of May 1, 2008. If Avanti elects to terminate the manufacture of synthetic cardiolipin, we have the right to obtain a non-exclusive license from Avanti to allow us to continue the manufacture of synthetic cardiolipin.

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

Research and Development

        In 2002 we continued to significantly increase our clinical and pre-clinical research and development staff and now fully utilize our 35,500 square foot research and development facility in Waukegan, Illinois, where we employed 52 individuals as of March 1, 2003. We have incurred research and development expenses of approximately $28,978,000 in 2002, $14,814,000 in 2001 and $3,972,000 in 2000 to develop our products.

Patents and Proprietary Rights

        We either own or have licensed 29 United States patents or patent applications relating to our products. We have also filed applications in a number of foreign jurisdictions which are counterparts of our issued United States patents and patent applications. We believe all of our products under development are protected by patents owned or licensed to us.

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

        Our competitive position is also dependent upon unpatented trade secrets. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances. However, we cannot assure you that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure of confidential information. Further, invention assignment agreements executed by consultants and advisors may conflict with, or be subject to, the rights of third parties with whom such individuals have employment or consulting relationships. In addition, we cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that such trade secrets will not be disclosed or that we can effectively protect our rights to unpatented trade secrets.

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

        The development, manufacture, marketing and distribution of drug products are extensively regulated by the FDA in the U.S. and similar regulatory agencies in other countries. The steps ordinarily required before a new drug may be marketed in the U.S., which are similar to steps required in most other countries, include:

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

        Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies. The results of preclinical testing are submitted to the FDA as part of an investigational new drug application. A 30-day waiting period after the filing of each investigational new drug application is required prior to the commencement of clinical testing in humans. At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The investigational new drug application process may be extremely costly and substantially delay development of our products. Moreover, positive results of preclinical tests will not necessarily indicate positive results in subsequent clinical trials.

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

        The Food and Drug Administration's Modernization Act codified the FDA's policy of granting "fast track" approval for cancer therapies and other therapies intended to treat severe or life threatening diseases and having potential to address unmet medical needs. Previously, the FDA approved cancer therapies primarily based on patient survival rates or data on improved quality of life. The FDA considered evidence of partial tumor shrinkage, while often part of the data relied on for approval, insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA's new policy, which became effective in 1998, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other clinical outcomes for approval. This new policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals. We intend to take advantage of this policy; however, it is too early to tell what effect, if any, these provisions may have on the approval of our products.

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

RISKS RELATED TO OUR BUSINESS

The outcome of our ongoing arbitration with Pharmacia is uncertain and the costs are considerable.

        On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with terms of its license agreement dated February 19, 1999 (the "License Agreement") with Pharmacia for the purpose of resolving a dispute with Pharmacia concerning delays in the development of our LEP and LED Products, which were being conducted by Pharmacia. In our arbitration demand, we contend that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED, thereby breaching the License Agreement. We are seeking substantial damages from Pharmacia arising from its actions (see Item 3. Legal Proceedings). For its part, Pharmacia has denied our allegations, asserted various counterclaims and is seeking restitution of the monies paid to us, reimbursement of its expenses and substantial punitive damages.

        While we continue to believe that we will prevail in this arbitration, there can be no assurance given that we will do so, or that, even if we do prevail, that we would be awarded substantial damages, or any damages whatsoever. In addition, as with any arbitration or litigation, there is always the possibility that the arbitration panel could rule against us and in favor of Pharmacia. In that event, we could be found to be responsible for any arbitration award granted in favor of Pharmacia, which award could be substantial. If the Company were ordered to pay damages to Pharmacia, and assuming that we had funds on hand sufficient to satisfy such an award and did not need to cease operations, we could be forced to abandon some or all of our drug development programs. In such event, we might be forced to conserve our remaining resources by taking a variety of actions including, but not limited to, cutting staff, closing facilities, abandoning clinical trials or liquidating assets, any one of which actions could be expected to have a negative impact on current and future product development. Similarly, we could be forced to raise monies by licensing products to unrelated third parties on terms that we might not otherwise find acceptable.

        In addition, the Company has and continues to expend considerable sums in paying the expenses associated with the ongoing arbitration. For the fiscal year ended December 31, 2002, we incurred legal expenses in connection with the arbitration of approximately $1,645,000 and we anticipate arbitration related legal expenses during 2003 to equal approximately $4,000,000. Monies for these legal expenses have and will continue to come from our cash on hand. To the extent that we expend monies on the arbitration, those monies are not then available to develop our compounds and pay our operating expenses, which again could negatively impact our ability to bring one or more products to market.

If we were unable to continue to develop, obtain regulatory approvals for and then market our products, our business would be harmed.

        Our future operating results may be adversely affected if we are unable to develop, obtain regulatory approval for and bring to market new drug products in a timely manner. The process of developing new drugs and/or therapeutic products is inherently complex and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will eventually result in products that will receive regulatory approval and achieve market acceptance.

        As with any pharmaceutical product under development, there are significant risks in development, regulatory approval and commercialization of new compounds. During the product development phase, there is no assurance that the United States Food and Drug Administration ("FDA") will approve our clinical trial protocols. There is no guarantee that future clinical studies, if performed, will demonstrate the safety and efficacy of any product in development or that we will receive regulatory approval for such products. Further, the FDA can suspend clinical studies at any time if the agency believes that the subjects participating in such studies are being exposed to unacceptable health risks.

        We cannot predict with certainty if or when we might submit for regulatory review those products currently under development. Once we submit our potential products for review, we cannot assure you that the FDA or other regulatory agencies will grant approvals for any of our proposed products on a timely basis or at all. Further, even if we receive regulatory approval for a product, there can be no assurance that such product will prove to be commercially successful or profitable.

        Sales of our products both inside and outside the United States will be subject to regulatory requirements governing marketing approval. These requirements vary widely from country to country and could delay the introduction of our proposed products in those countries. After the FDA and international regulatory authorities approve a product, we must manufacture, or contract with third parties to manufacture, sufficient volumes to meet market demand. This is a process that requires accurate forecasting of market demand. There is no guarantee that there will be market demand for any future products or that we will be able to successfully manufacture or adequately support sales of any future products.

        At the present time our lead compound is IL13-PE38, which we believe has potential as a treatment of malignant gliomas. In September 1997, we exclusively licensed world-wide rights to IL13-PE38 from the United States National Institutes of Health and are currently conducting Phase I/II clinical trials for this compound. If the results of those studies are satisfactory, we would endeavor to initiate the additional clinical studies that would be required to obtain regulatory approval. However, there are no assurances that IL13-PE38 will prove to be safe and effective or receive regulatory approval for any indication. Further, even if we were to receive regulatory approval for a product utilizing this compound, there can be no assurance that such a product would prove to be commercially successful or profitable.

        We also presently have three other compounds under development that are in Phase I/II clinical trials: LE-SN38 (being developed for colorectal, breast, lung, prostate and pancreatic cancer); LErafAON (being developed for the treatment of radiation resistant tumors and multiple myeloma); and LEM (liposomal mitoxantrone) (under development for prostate cancer and multiple sclerosis, the current indications for mitoxantrone). In addition, we recently took back development of two additional compounds, LEP and LED, after terminating our license agreement with Pharmacia, and are currently preparing to resume clinical trials with LEP in 2003. There are no assurances that any of these compounds will prove to be safe and effective or that any of them will receive regulatory approval for the treatment of the indications which we are pursuing. Even if one or more of these compounds eventually becomes an approved product, there can be no assurance that it will be a successful treatment in the marketplace.

If the results of future clinical testing indicate that our proposed products are not safe or effective for human use, our business will suffer.

        All of the compounds that we are currently developing require extensive pre-clinical and clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our proposed drug products, we must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective in humans. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

  •
  ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

  •
  inability to manufacture, or secure third party sources to manufacture, sufficient quantities of compounds for use in clinical trials;

  •
  failure of the FDA to approve our clinical trial protocols;

  •
  a slower than expected rate of patient recruitment;

  •
  inability to adequately follow patients after treatment;

  •
  unforeseen safety issues; or

  •
  government or regulatory delays.

        The clinical results we have obtained to date do not necessarily predict that the results of further testing, including later stage controlled human clinical testing, will be successful. If our trials are not successful or are perceived as not successful by the FDA or physicians, our business, financial condition and results of operations will be harmed.

Our business is subject to extensive governmental regulation, which can be costly, time consuming and subject us to unanticipated delays.

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

We have a history of operating losses and an accumulated deficit as of December 31, 2002 of $78,900,220; we expect to continue to incur losses for the near future and may never be profitable.

        We have only a limited history and our operations consist primarily of the development of our products and the sponsorship of research and clinical trials. Until 1999, when we received $11,000,000 in payments from Pharmacia, we had incurred losses every year since we began operations and, as of December 31, 2002, our accumulated deficit was $78,900,220. We have not generated revenues from the sale of our products and it is possible that revenues from product sales will never be achieved. Until we executed our agreement with Pharmacia, which we have subsequently terminated, we generated only limited amounts of revenue from our license fees and it is possible that additional license revenue will not be significant. We cannot predict when or if we will be able to develop other sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our products.

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

Our stock price has been and may continue to be volatile.

        The stock market has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market price of our stock has been highly volatile and is likely to continue to be so. The market price of our stock may fluctuate due to factors including, but not limited to:

  •
  announcements of technological innovations or new products by us or our competitors;

  •
  our success, or lack of success, in obtaining a successful resolution of our arbitration claims with Pharmacia;

  •
  actual or anticipated fluctuations in our financial results;

  •
  our ability to obtain needed financing;

  •
  economic conditions in the United States and abroad;

  •
  comments by or changes in Company assessments or financial estimates by security analysts;

  •
  adverse regulatory actions or decisions;

  •
  any loss of key management;

  •
  the results of our clinical trials or those of our competitors;

  •
  changing governmental regulations, patents or other proprietary rights;

  •
  developments or disputes concerning patents or other proprietary rights;

  •
  product or patent litigation; or public concern as to the safety of products developed by us.

        These factors and fluctuations, as well as political and market conditions, may materially adversely affect the market price of our common stock. Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We, along with certain of our officers and directors, are currently named as defendants in a number of class action lawsuits which have been consolidated for trial and are currently pending in the federal district court for the Northern District of Illinois. We are also involved in an on-going arbitration proceeding arising out of the License Agreement we entered into with Pharmacia and UpJohn Company in 1999. This litigation has resulted, and can be expected to continue to result, in substantial costs and in a diversion of management's attention and our resources, which could harm our business and financial condition, as well as the market price of our common stock.

        Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of who have been granted stock options.

We may need to raise additional capital in the future.

        We require substantial funds to conduct research and development, preclinical and clinical testing and to manufacture and market our potential products. Our fixed commitments, including consulting fees, rent, payments under license agreements and other contractual commitments are substantial and could increase. Our cash requirements may vary materially from those now planned. Our future revenues may not be sufficient to fund our operations.

        We may need additional financing depending on a number of factors, including the following:

  •
  Our degree of success in commercializing our products;

  •
  A possible obligation to pay damages to Pharmacia arising out of our ongoing arbitration proceeding;

  •
  The rate of progress and cost of research and development and clinical trial activities relating to our products;

  •
  The costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;

  •
  Emergence of competing technologies and other adverse market developments;

  •
  Changes in or terminations of our existing licensing arrangements;

  •
  The amount of milestone payments, if any, we receive from future collaborators;

  •
  The costs of acquiring or licensing new technology, products or businesses if we desire to expand our product portfolio; and

  •
  The cost of manufacturing scale-up and development of marketing operations, if we undertake those activities.

        Additional financing may not be available when we need it or be on terms acceptable to us. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our research and development programs, to relinquish rights to some of our technologies or products, or to license to third parties to commercialize products or technologies that we would otherwise seek to develop ourselves. We could also be required to cease operations. If additional capital is raised through the sale of equity, our stockholders' ownership interest could be diluted and such securities may have rights, preferences or privileges superior to those of our other stockholders. The terms of any debt securities we sell to raise additional capital may place restrictions on our operating activities. Failure to secure additional financing may cause us to drop or delay some or all of our development programs.

We depend on third parties for a variety of functions, including the research and development, manufacturing, clinical testing and regulatory compliance of our products. We cannot assure you that these arrangements will allow us to successfully develop and manufacture our products.

        We rely, in part, on third parties to perform a variety of functions, including research and development, clinical trial management and production of our products. As of March 3, 2003, we had only 100 full-time employees. We currently do not possess the internal infrastructure to independently conduct clinical testing or manufacture clinical and commercial supplies of our compounds. If we develop compounds with commercial potential, we will either have to hire additional personnel skilled in the clinical testing and the manufacturing processes or engage third parties to perform such services. We currently are a party to several agreements which place substantial responsibility on third parties for clinical development of our products. We also in-license technology from governmental and academic institutions in order to minimize investments in early research, and we enter into collaborative arrangements with certain of these entities with respect to clinical trials of products. We cannot assure you that we will be able to maintain any of these relationships or establish new ones on beneficial terms, that we can enter into these arrangements without undue delays or expenditures, or that these arrangements will allow us to compete successfully.

        We do not have any manufacturing capacity for any products we are developing and do not intend to develop manufacturing capacity in the future. Currently, all of our liposome compounds are produced at the Center for Advanced Drug Development which is affiliated with the University of Iowa Pharmacy School. The center has indicated that it is currently able to meet our needs for research and clinical trials, but we cannot be sure that they will be able to do so on a time or cost-effective basis in the future or that suitable alternatives can be found in a timely manner, or at all. Any failure to obtain adequate supplies of our products could delay or prevent our product development efforts. In order to commercialize our products successfully, we or our collaborators must be able to manufacture products in commercial quantities in compliance with the FDA's current good manufacturing practices, at acceptable costs and in a timely manner. As our products have never been produced in commercial quantities, we cannot be sure that the ease of manufacture, stability, cost and yield we have experienced in small-scale production can be duplicated.

If we, or our suppliers, fail to comply with United States Food and Drug Administration and other government regulations, our manufacturing operations could be interrupted, and our product development, future sales and profitability could suffer.

        All new drugs, including our products under development, are subject to extensive and rigorous regulation by the FDA and comparable foreign authorities. These regulations govern, among other things, the development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre market approval, advertising, promotion, sale and distribution of our products.

        Even after regulatory approval is obtained, our products would continue to be subject to governmental review. Manufacturing, labeling and promotional activities are continually regulated by the FDA and equivalent foreign regulatory agencies, and we must also report certain adverse events involving our products to these agencies. Previously unidentified adverse events or an increased frequency of adverse events that occur post-approval could result in labeling modifications of approved products, which could adversely affect future marketing. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

        Failure to comply with the applicable regulatory requirements can result in, among other things, civil penalties, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, the marketing and manufacturing of pharmaceutical products are subject to continuing FDA and other regulatory review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in the FDA and/or other regulatory agencies requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the product from the market. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

        Failure of any third party manufacturers to maintain satisfactory compliance with cGMPs could have a material adverse effect on our ability to market and distribute our products in the future and, in the most serious cases, could result in the issuance of warning letters, seizure or recall of products, civil penalties or closure of such manufacturing facilities until such cGMP compliance is achieved.

        We currently obtain the necessary raw materials for our development stage products, as well as certain services, such as testing, from third parties. We currently contract with suppliers and service providers that are required to comply with strict standards established by us. Certain suppliers and service providers are required to follow cGMP requirements and are subject to routine unannounced periodic inspections by the FDA and by certain state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. Certain of our suppliers were inspected for cGMP compliance as part of the approval process. However, upon routine re-inspection of these facilities, there can be no assurance that the FDA and other regulatory agencies will find the manufacturing process or facilities to be in compliance with cGMP requirements and other regulations.

        Failure to achieve satisfactory cGMP compliance as confirmed by routine unannounced inspections could have a material adverse effect on our ability to continue to develop and test our products.

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

We currently depend on a single source for the supply of synthetic cardiolipin and an interruption to this supply source could harm our business.

        We rely on a single supplier, Avanti Polar Lipids, Inc., for our supply of synthetic cardiolipin, an important ingredient in our liposome products. If interruptions in this supply occur for any reason, including political unrest, labor disputes or a failure of Avanti to follow regulations, the development and commercial marketing of our potential products could be delayed or prevented. An extended interruption in the supply of synthetic cardiolipin could have a material adverse effect on our business, financial condition and results of operations. Our agreement with Avanti will automatically renew for additional two-year terms on and after the initial expiration date of May 1, 2008. While our agreement provides that, should Avanti elect to terminate the manufacture of synthetic cardiolipin, we would have the right to obtain a non-exclusive license to allow us to continue the manufacture of synthetic cardiolipin, we would be required to procure contract manufacturing from a third party having a facility meeting current Good Manufacturing Practices ("GMP") required by the FDA. There can be no assurance that such a facility would be available or, if available, be available on terms that were commercially reasonable.

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

        NeoPharm has no experience in selling pharmaceutical products and in manufacturing or procuring products in commercial quantities in compliance with FDA rules, and only limited experience in negotiating, establishing and maintaining collaborative relationships and conducting later-stage phases of the regulatory approval process. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be adversely affected. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources, which are limited.

Our inability to adequately protect our proprietary technologies could harm our competitive position and have a material adverse effect on our business.

        The success of our business depends, in part, on our ability to obtain patents and maintain adequate protection of our intellectual property for our proprietary technology and products in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes allowing for meaningful defense of intellectual property rights. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode our competitive advantage, and our business and operating results could be harmed.

        The patent positions of pharmaceutical companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and products, as we deem appropriate. Currently, we either own or have obtained licenses to 29 United States patents or patent applications relating to our products. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or products. These companies would then be able to develop, manufacture and sell products, which compete directly with our products. In that case, our revenues and operating results would decline.

        We rely upon trade secret protection for certain of our confidential information, including certain of our trade secrets, know-how, technology advantages and processes. We have taken measures to protect our confidential information. These measures, however, may not provide adequate protection for our trade secrets, know-how or other confidential information. We seek to protect our confidential information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose or misuse our confidential information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise gain access to our trade secrets. Disclosure or misuse of our confidential information would harm our competitive position and could cause our revenues and operating results to decline. Litigation to protect our trade secrets, know-how and other unpatented confidential information could result in significant costs to us, as well as diverting management's attention away from our business.

We may be sued for infringing on the intellectual property rights of others.

        There can be no assurance that our products under development do not or will not infringe on the patent or proprietary rights of others. Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any such claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products or be required to cease commercializing affected products and our operating results would be harmed.

        Our commercial success also depends in part on ensuring we neither infringe patents nor proprietary rights of third parties. In the future, others may file patent applications covering technologies that we may wish to utilize with our proprietary technologies, or products that are similar to products developed with the use of our technologies. If these patent applications result in issued patents and we wish to use the claimed technology, we would need to obtain a license from the third party and this would increase our costs of operations and harm our operating results.

Certain of our executive officers have conflicting obligations and may not devote sufficient time to our business.

        Dr. John N. Kapoor, our chairman, is also associated with EJ Financial Enterprises, Inc., a health care investment firm which is wholly owned by him, and therefore will have conflicts of interest in allocating his time among various business activities and may have legal obligations to multiple entities. On July 1, 1994, we entered into a consulting agreement with EJ Financial. The consulting agreement provides that we will pay EJ Financial $125,000 per year (paid quarterly) for certain management consulting services, which is based on anticipated time spent by EJ Financial personnel on the Company's affairs. EJ Financial is also involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. In addition, EJ Financial is involved with other companies in the cancer field. Although these companies are pursuing different therapeutic approaches for the treatment of cancer, discoveries made by one or more of these companies could render our products less competitive or obsolete. Further, in December 2001, we entered into a loan agreement with Akorn, Inc., a company controlled by Dr. Kapoor, to obtain manufacturing rights at Akorn's lyophilization facility. See "Business—Manufacturing."

If we lose key management and scientific personnel or are unable to attract and retain the talent required for our business, our business could be harmed.

        We are highly dependent on the principal members of our management and scientific staff, including our President, Mr. James M. Hussey, our Chief Scientific Officer, Dr. Imran Ahmad, and our Chief Medical Officer, Dr. Jeffrey W. Sherman. The inability to replace Mr. Hussey, Dr. Ahmad or Dr. Sherman, might delay product development or the achievement of our strategic objectives. In addition, our success will depend on our ability to attract and retain qualified scientific, technical and managerial personnel. There is intense competition for qualified staff and we cannot assure you that we will be able to retain existing personnel or attract and retain qualified staff in the future.

Our scientific advisors commit only a portion of their time to our business and research activities and we may not have rights to their inventions or discoveries.

        Due to limited internal staff and resources, we rely heavily on scientific consultants to advance our research and development programs. These individuals will devote only a portion of their time to our business and research activities. In addition except for work performed specifically for and at our direction, the inventions or processes discovered by our consultants and scientific advisors will not become our property but will be the intellectual property of other institutions with which they may have an affiliation. If this happens, we would have to obtain licenses to such technology from such institutions. Invention assignment agreements executed by scientific advisors and consultants in connection with their relationships with us may be subject to the rights of their primary employers or other third parties with whom such individuals have consulting relationships.

The demand for our products may be adversely affected by health care reform and potential limitations on third-party reimbursement.

        In recent years, there have been numerous proposals to change the health care system in the United States. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceuticals to government control. We cannot predict the effect that health care reforms may have on our business, and it is possible that any reforms will hurt our business. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services with respect to new drug products in particular. If we succeed in bringing one of our products to the market, we cannot be certain that our products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow us or our collaborators to sell our products on a competitive basis.

Physicians, patients, payors, or the medical community in general may be unwilling to accept, utilize or recommend any of our products, and the failure to achieve market acceptance will harm our business.

        Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance of our products will depend upon a number of factors, including:

  •
  the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products, including non-liposomal forms of the active agents included in our products; and

  •
  pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators.

Changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also reduce our profitability.

        The Financial Accounting Standards Board is considering whether to require all companies to treat the value of stock options granted to employees as an expense. The United States Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, we and other companies would be required to record a compensation expense equal to the value of each stock option granted. This expense would be spread over the vesting period of the stock option. Currently, we are generally not required to record compensation expenses in connection with stock option grants. If we were required to expense stock option grants, it would reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would reduce our future profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event we are required to expense stock option grants, our future profitability would be reduced, as would our ability to use stock options as an employee recruitment and retention tool.

Our investments could lose market value and consequently harm our ability to fund continuing operations.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents, short term and long-term investments in a variety of securities, including government and corporate obligations and money market funds. The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to an impairment in the value of the securities underlying our investment. This could result in future charges on our earnings. All securities are held in United States currency.

        Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates.

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

        While we maintain insurance to cover the use of our products in clinical trials, we currently do not have any product liability insurance for marketed human therapeutic products. Although we plan to obtain product liability insurance when and if our products become commercially available, we cannot assure you that we will be able to obtain or maintain this insurance on acceptable terms or that any insurance we obtain will provide us with adequate coverage against potential liabilities. Claims or losses in excess of any liability insurance coverage we obtain could have a material adverse effect on our business.

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

ITEM 3. LEGAL PROCEEDINGS

        On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its License Agreement dated February 19, 1999 (the "License Agreement") with Pharmacia Corporation, Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, "Pharmacia"), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin) which were being conducted by Pharmacia. The Company contends that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constitutes a breach of the License Agreement. The Company further contends that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm's ability to monitor the development of these compounds. The Company is seeking all damages to which it is entitled, which include, but are not limited to, loss of co-promotion and royalty revenues that would have been received if LEP and LED had not been delayed, and milestone payments that would have been received if the programs had been properly conducted by Pharmacia. NeoPharm believes that these damages are substantial. On May 16, 2002, Pharmacia responded by denying the Company's allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages. Subsequently, Pharmacia stated in a letter dated November 19, 2002, that it did not intend to move forward with the clinical development of NeoPharm's NeoLipid™ LEP because of its contention that NeoPharm had not provided Pharmacia with sufficient product data and test samples, a claim which NeoPharm denies. Pharmacia also stated that it would not continue to develop the older formulations of LEP and LED. Although Pharmacia indicated that it did not intend to continue with the clinical development of LEP and LED, Pharmacia did not indicate that it had terminated the License Agreement. As a result, in November 2002, NeoPharm terminated the License Agreement in order to allow NeoPharm to continue with the further development of NeoLipid™ formulations of LEP, as well as LED. Pharmacia disputes the propriety of the termination and has included the termination as part of the arbitration hearing. In January 2003, NeoPharm reached an agreement with Pharmacia that allows NeoPharm to reference the LEP IND and resume human clinical trials. The arbitration proceeding is currently ongoing and no prediction can be made as to the outcome of the claims that the Company and Pharmacia have asserted against each other, or the amounts, if any, which either party may be awarded against the other, which recoveries or liabilities could be substantial. The arbitration hearing is scheduled to be conducted between May 28, 2003 and June 30, 2003.

        Under the license agreement, NeoPharm incurred expenses during 2002 related to its efforts to develop a NeoLipid™ formulation for LEP, at Pharmacia's request. The terms of the license agreement entitle NeoPharm to be reimbursed for these expenses, and the Company has sent invoices totaling over $1,500,000 to Pharmacia for work conducted by NeoPharm to develop LEP. NeoPharm has not received payment on the invoices sent to Pharmacia. Amounts billed to Pharmacia have not been recorded in the 2002 Results of Operations.

        On October 4, 2002, Pharmacia Corporation and Pharmacia and Upjohn, Inc. filed a lawsuit in Delaware Chancery Court to enjoin the Company from arbitrating claims against them. Specifically, following NeoPharm's initiation of the arbitration, Pharmacia Corporation and Pharmacia and Upjohn, Inc. filed the lawsuit against NeoPharm in Delaware Chancery Court seeking a declaration that they were not bound to arbitrate certain disputes with NeoPharm. In their lawsuit Pharmacia Corporation and Pharmacia and Upjohn, Inc. claimed that neither Pharmacia and Upjohn, Inc., the parent of the Pharmacia subsidiary that entered into the License Agreement (Pharmacia and Upjohn Company), nor Pharmacia Corporation, as the ultimate parent company, were proper parties to the ongoing arbitration between NeoPharm and Pharmacia and Upjohn Company. NeoPharm, in its response and counterclaim filed against Pharmacia on October 31, 2002, asked the Delaware Chancery Court to compel both Pharmacia Corporation and Pharmacia and Upjohn, Inc. to arbitrate the dispute with the Company. In February 2003, Pharmacia's motion for summary judgment was denied. In March 2003, NeoPharm reached an agreement with Pharmacia Corporation and Pharmacia and Upjohn, Inc. to settle the Delaware lawsuit. Under the terms of the settlement, NeoPharm will continue with its ongoing arbitration claim against Pharmacia and Upjohn Company, but will not proceed against the parent companies in the arbitral forum. NeoPharm, however, has reserved the right to pursue claims against Pharmacia Corporation and Pharmacia and Upjohn, Inc. in a court proceeding. NeoPharm is satisfied that Pharmacia and Upjohn Company has sufficient assets to pay out any potential award to NeoPharm that may result from the arbitration hearing.

        The Company was also named in several putative class action lawsuits (the "Class Action Suits") each of which alleges various violations of the federal securities laws in connection with the Company's public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company's LEP drug. The original lawsuits also named as individual defendants John N. Kapoor, Chairman of the Company, and James M. Hussey, the Company's President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company's current Chief Scientific Officer and Senior

Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed. The Company's motion to dismiss was denied in February 2003, but Dr. Kapoor was removed as a defendant at that time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

ITEM 4A. EXECUTIVE OFFICERS OF NEOPHARM

        The following persons were executive officers of NeoPharm as of March 31, 2003.

        John N. Kapoor, Ph.D., 59, Chairman of the Board of Directors, joined us in July 1990 as a member of our original Board of Directors. Prior to forming our company, Dr. Kapoor formed EJ Financial Enterprises, Inc., a health care consulting and investment company, in March 1990, of which Dr. Kapoor is currently President. Dr. Kapoor is presently Chairman of Option Care, Inc., a provider of home health care services, Chairman of Akorn, Inc., a manufacturer, distributor and marketer of generic ophthalmic products, a director of Introgen Therapeutics, Inc., a gene therapy company, and a director of First Horizon Pharmaceuticals, Inc., a distributor of pharmaceuticals. Dr. Kapoor received his Ph.D. in medicinal chemistry from the State University of New York in 1970 and a B.S. in pharmacy from Bombay University in India.

        James M. Hussey, 43, joined us in March 1998 as President, Chief Executive Officer, and a member of the Board of Directors. Mr. Hussey was previously the Chief Executive Officer and founder of Physicians Quality Care, a managed care organization from 1994 until its sale in January 1998. Previous to that, Mr. Hussey held several positions with Bristol-Myers Squibb Company from 1984 to 1994, at which time he was the General Manager Midwest Integrated Regional Business Unit. Mr. Hussey is currently a director of Option Care, Inc., a provider of home health care services. Mr. Hussey, a licensed pharmacist, received a B.S. from the College of Pharmacy at Butler University and an M.B.A. from the University of Illinois.

        Dr. Jeffrey W. Sherman, M.D., F.A.C.P., 48, joined us in September 2000 as Executive Vice President and Chief Medical Officer. Previously, Dr. Sherman was employed by Searle/Pharmacia where, since joining that firm in 1992, he has held a variety of positions, serving as Executive Director, Clinical Research, with his focus being on Oncology Clinical Research and Head of Oncology Global Medical Operations in Medical Marketing. Dr. Sherman received his medical degree from the Finch University of Health Sciences/The Chicago Medical School and is a member of numerous professional societies and a Diplomate of the National Board of Medical Examiners and the American Board of Internal Medicine.

        Imran Ahmad, Ph.D., 38, Senior Vice President, Research and Development, joined NeoPharm in July 2000. Prior to joining NeoPharm, Dr. Ahmad held a variety of positions at the Liposome Company from 1993 until 2000, most recently serving as Assistant Director of Research and Development where his responsibilities included directing the pre-clinical research program. Dr. Ahmad conducted his post-doctoral work at the University of Alberta, Canada.

        Lawrence A. Kenyon, 37, joined us in September 2000 as our Chief Financial Officer. From October 1999 until September 2000 Mr. Kenyon was Senior Vice President of the Gabelli Mathers Fund, a regulated investment company. Prior to that, Mr. Kenyon held a variety of positions with Mathers and Company, Inc., an investment management firm, most recently serving as the Chief Financial Officer for both Mathers and Company, Inc. and Mathers Fund, Inc. Mr. Kenyon is a

Certified Public Accountant and received his B.B.A. in Accounting from the University of Wisconsin—Whitewater in 1987.

        James L. Bergey, Ph.D., 57, Vice President, Business Development, joined NeoPharm in November 2002. Prior to joining NeoPharm, Dr. Bergey served as Senior Vice President, Business Development of Inkine Pharmaceutical Company, Inc. from June 2000 until 2002. Previously, Dr. Bergey was employed by Bristol-Myers Squibb from 1982 to 2000, where he held various executive licensing positions including, most recently, Vice President, Commercial Development for Japan.

        Officers are appointed to serve, subject to the discretion of the Board of Directors, until their successors are appointed. There are no family relationships between any of our directors or executive officers.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is listed on the Nasdaq National Market under the symbol NEOL. The following table provides the high and low sales prices as reported on the exchange on which the Company's stock was listed for the periods indicated.

2001	High	Low
First Quarter	$34.489	$13.239
Second Quarter	25.573	17.557
Third Quarter	22.955	12.318
Fourth Quarter	27.000	11.818
2002	High	Low
First Quarter	$25.208	$13.870
Second Quarter	21.930	9.950
Third Quarter	15.100	9.280
Fourth Quarter	16.300	10.140

        As of March 3, 2003, there were 41 holders of record of the Common Stock, and the Company estimates that as of such date there were more than 3,000 beneficial holders of the Common Stock. The Company has never paid a cash dividend on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. Any determination in the future to pay cash dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	1998	1999	2000	2001	2002
Statement of Operations Data:
Revenues	$—	$11,000,000	$3,000,000	$—	$—
Expenses:
Research and development(1)	1,611,343	3,758,980	3,791,667	14,814,169	28,977,693
General and administrative(1)	1,691,132	2,446,926	3,040,671	4,414,469	9,857,082

Income/(loss) from operations	(3,302,475)	4,794,094	(3,832,338)	(19,228,638)	(38,834,775)
Other income	—	—	—	8,049	—
Interest income	$88,752	626,508	3,322,163	5,796,552	2,343,036
Interest expense	—	(2,126)	—	—	—

Interest income (expense)—net	88,752	624,382	3,322,163	5,796,552	2,343,036

Income/(loss) before income taxes	$(3,213,723)	$5,418,476	$(510,175)	$(13,424,037)	$(36,491,739)
Income taxes	(1,640,000)	1,664,000	15,653	—	—

Income/(loss) before cumulative effect of accounting change	$(1,573,723)	$3,754,476	$(525,828)	$(13,424,037)	$(36,491,739)
Cumulative effect of accounting change (see Note 5— "Change in Stock Compensation Method" in Notes to Financial Statements)	$—	$—	$139,598	$—	$—

Net income/(loss)	$(1,573,723)	$3,754,476	$(386,230)	$(13,424,037)	$(36,491,739)

Basic net income/(loss) per share	$(.19)	$.39	$(.03)	$(.83)	$(2.24)
Diluted net income/(loss) per share	$(.19)	$.34	$(.03)	$(.83)	$(2.24)
	December 31,
	1998	1999	2000	2001	2002
Balance Sheet Data:
Cash & cash equivalents	$40,681	$24,664,567	$139,777,330	$106,525,864	$87,591,975
Working capital	1,077,255	23,938,684	139,841,734	120,305,964	87,664,717
Total assets	1,781,548	25,051,748	140,531,777	129,195,075	95,937,321
Accumulated deficit	(5,461,045)	(1,706,569)	(2,092,799)	(42,408,481)	(78,900,220)
Total stockholders' equity	1,178,122	24,005,058	140,092,078	127,343,550	91,908,994

(1)
For 2000, research and development includes related party expenses of $740,664 that are research and development related. All other related party expenses are classified as a component of general and administrative expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a biopharmaceutical company engaged in the research, development and commercialization of drugs for the treatment of various cancers. Our corporate strategy is to become a leader in the research, development and commercialization of new and innovative anti-cancer treatments. Since we began doing business in June 1990, we have devoted our resources primarily to funding research and product development programs. We expect to continue to incur losses as we continue our research and development activities, which include the sponsorship of human clinical trials for our compounds. As of December 31, 2002, we had an accumulated deficit of approximately $78,900,000.

        During 2002, we continued to advance our Phase I/II compounds towards Phase II/III clinical trials. The compounds currently in Phase I/II clinical trials include: IL13-PE38 for the treatment of glioblastoma multiforme; LEM (liposomal mitoxantrone) for the treatment of prostate cancer; and, LErafAON (liposomal craf antisense oligonucleotide) for the treatment of radiation and/or chemotherapy resistant tumors. In addition, we initiated Phase I/II human clinical trials for our latest NeoLipid™ compound, LE-SN38 (liposomal SN38), in November 2002. As part of our ongoing efforts to manage expenses and conserve cash resources, we decided to end our participation in the development program for SS1-PE38 since the compound had not achieved NeoPharm's requirements to advance into previously anticipated Phase II clinical trials.

        In December 2002, we met with the FDA via teleconference to determine the requirements to begin Phase II/III clinical trials for our lead compound, IL13-PE38. Pivotal Phase III clinical trials for IL13-PE38 are expected to begin in 2003.

        As progress was made in the clinical development of our compounds, we increased our research and development expenses by almost 100% in 2002, as planned. We do not anticipate increased spending on research and development expenses in 2003. At this time, we anticipate that we will continue the Phase III development of IL13-PE38 without a partner in the U.S. or Europe, and believe that our current cash resources can support our IL13-PE38 development activities through 2005. We remain committed to the commercialization of all our products currently under development and are considering various options to fund the clinical development of the multiple products using our proprietary NeoLipid™ liposomal technology. At this time, we are actively seeking partners for all of the compounds currently under development. In addition, we continue to closely monitor all of our development programs to insure that only projects that show activity in human clinical trials continue to receive financial support.

        We learned in January 2002 that the LEP and LED development programs had experienced significant delays at Pharmacia, our licensee. This resulted in NeoPharm filing a Demand for Arbitration against Pharmacia seeking damages for the development delays, to which Pharmacia responded and asserted its own claims against NeoPharm (see Item 3. Legal Proceedings). However, at Pharmacia's request, NeoPharm was instructed to develop a LEP formulation using our most advanced NeoLipid™ technology. The pre-clinical development of the NeoLipid™ LEP (LEP-ETU) has been completed, and we are now preparing to conduct human clinical trials with LEP-ETU in 2003. Legal expenses to prosecute the arbitration, along with legal expenses incurred to defend NeoPharm against several purported class action suits (see Item 3. Legal Proceedings), increased general and administrative expenses by approximately $1.9 million in 2002. Also, general and administrative expenses were increased as we recorded a non-cash charge of approximately $2.2 million to fully reserve the Akorn note receivable (see "Business—Manufacturing" and "Notes to Financial Statements—Note 9"). We anticipate 2003 general and administrative expenses to reflect arbitration legal expenses of approximately $4 million. However, the arbitration hearing is expected to be completed during June 2003, and we do not anticipate incurring significant legal expenses for the arbitration after the hearing is complete.

Results of Operations

  Years Ended December 31, 2002, 2001, and 2000

        Operating revenues during the three fiscal years ended December 31, 2002, 2001 and 2000, were $0, $0, and $3,000,000, respectively. Operating revenue in 2000 consisted of a milestone payment from Pharmacia upon initiation of Phase II clinical trials for LEP. NeoPharm has terminated the license agreement with Pharmacia (see Item 3. Legal Proceedings).

        We incurred research and development expenses of approximately $28,978,000 in 2002 as compared to $14,814,000 in 2001 and $3,792,000 in 2000. In 2002, we continued with the development progress of our compounds, primarily through the use of our own research and development facility in Waukegan, Illinois, but also expanded our own internal clinical research group to monitor the Phase I/II clinical trials we are conducting. As a result, research and development expenses increased in 2002 due to increased payroll and consulting related expenses of approximately $5,550,000 from the expansion of our pre-clinical and clinical research and development staff, an increase of approximately $4,174,000 related to production of clinical trial supplies of our compounds for our clinical studies, increased spending of approximately $3,928,000 for the preclinical and clinical development of our compounds, including expenses associated with increased enrollment in our clinical trials and expenses incurred in the development of LEP-ETU, and an increase in expenses of approximately $529,000 to operate our Waukegan, IL research and development facility, which became fully operational in 2002. Research and development expenses increased in 2001 due to increased spending of approximately $5,376,000 for the preclinical and clinical development of our products as a result of expanded research collaborations and conducting more Phase I/II clinical trials, increased payroll and consulting related expenses of approximately $3,324,000 from the increases in our clinical and pre-clinical research and development staff, expenses of approximately $1,050,000 incurred in the operation of our Waukegan research and development facility, which began operations during the first quarter of 2001 and an expense of approximately $1,267,000 to establish a valuation allowance on the loan made to Akorn, Inc. (See "Business—Manufacturing" and "Notes to Financial Statements—Note 9").

        Amounts paid to our major research and development collaborators under our various agreements during the last three years, as well as our commitments under these agreements for 2003, are included in the following table:

Research and Development Collaboration Expenses
	Actual			Scheduled(1)
	2000	2001	2002	2003
Georgetown	$456,000	$2,458,000	$2,500,000	$656,250
FDA	150,000	400,000	400,000	400,000
NIH	35,000	30,000	30,000	10,000
NCI	100,000	150,000	200,000	—

Total Collaboration Expenses	$741,000	$3,038,000	$3,130,000	$1,066,250

(1)
The agreements listed in this table can be terminated at any time with, at most, 90 days written notice.

        We incurred general and administrative expenses of approximately $9,857,000 in 2002 as compared to $4,414,000 in 2001 and $3,041,000 in 2000. General and administrative expenses increased in 2002 due to the non-cash charge of approximately $2,189,000 to fully reserve the Akorn note receivable, arbitration related legal fees and expenses of approximately $1,645,000, increased insurance expense of approximately $366,000 as a result of increases in directors and officers insurance premiums, increased payroll and consulting expenses of approximately $354,000 from staff increases, legal fees from the ongoing class action suit of $250,000, an increase in other legal and professional fees of approximately $228,000, increased rent expense of approximately $158,000 due to an expansion of our corporate offices, and an increase in other miscellaneous office expenses of approximately $253,000. The increase in general and administrative expenses in 2001 was primarily due to increased payroll and consulting expenses of approximately $738,000 related to increases in staff, increased rent expense of approximately $126,000 as a result of moving into new, larger offices in 2001, increased depreciation expense of approximately $91,000 from the purchase of new furniture and equipment used in our new offices, increased insurance expense of approximately $83,000 due to an increase in levels of insurance for various policies and an increase in other miscellaneous office expenses of approximately $335,000.

        Interest income for 2002, 2001 and 2000 totaled approximately $2,343,000, $5,797,000, and $3,322,000, respectively. The decrease in interest income in 2002 is a result of the combination of lower interest rates and less cash available for investing as we use our cash resources to develop our products.

        As a result of the above items, net loss and basic and diluted loss per share for the three fiscal years ended December 31, 2002, 2001 and 2000 were approximately $36,492,000, $13,424,000 and $526,000, respectively, and $2.24, $0.83 and $0.03, respectively.

  Liquidity and Capital Resources

        At December 31, 2002, we had approximately $87,592,000 in cash and cash equivalents and net working capital of approximately $87,665,000, as compared with $106,526,000 and $120,306,000, respectively, at December 31, 2001. We believe that our cash and cash equivalents should be adequate to fund operations for the next 36 months. However, we can offer no assurances that additional funding will not be required during that period. All excess cash has been invested in short-term investments and marketable securities with less than two years to maturity.

        Our assets at December 31, 2002 were approximately $95,937,000 compared to $129,195,000 at December 31, 2001. This decrease in assets was primarily due to a decrease of cash and cash equivalents and investments in short-term and long term marketable securities of approximately $33,194,000 as a result of cash used in operating activities for 2002.

        The Company invested approximately $2,421,000 in furniture, equipment and leasehold improvements in 2002 for our research and development facility and our corporate offices. Since our research and development facility is now fully operational, the Company anticipates a significant reduction in spending on furniture, equipment and leasehold improvements in 2003.

        Our liabilities at December 31, 2002 increased to approximately $4,028,000 from approximately $1,852,000 at December 31, 2001. This increase was attributable to an increase in accrued clinical trial expenses at year-end of approximately $979,000 for our ongoing and newly initiated Phase I/II clinical trial programs, increased accrued legal expenses of approximately $964,000 as a result of the arbitration with Pharmacia, an increase in accrued compensation of approximately $256,000 in 2002 from the increase in staff in 2002, an increase in other accrued expenses of approximately $22,000, and a decrease in trade payables of approximately $45,000.

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

Critical Accounting Policies

        In preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates, and the consistent application of those accounting principles. Due to the type of industry in which the Company operates and the nature of its business, the following accounting policies are those that management believes are most important to the portrayal of the Company's financial condition and results and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A more comprehensive list of the Company's significant accounting policies is presented in Note 2 of the Notes to Financial Statements.

  Cash Equivalents and Investments

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates the fair market value. Short-term investment in marketable securities includes liquid investments purchased with an original maturity of between three months and one year while long-term investment in marketable securities includes liquid investments purchased with an original maturity of greater than one year but less than two years. As provided by SFAS No. 115, the Company has elected to treat all of its investments in marketable securities as "available-for-sale", which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available for sale securities deemed to be temporary are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the deferred tax asset for amounts which are not considered "more likely than not" to be realized.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

  Stock-Based Compensation

        The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

  Research and Development

        Research and development costs are expensed when incurred. These costs include, among other things, consulting fees and costs reimbursed to third parties under license and research agreements. Payments related to the acquisition of technology rights, for which development work is in process, are expensed and considered a component of research and development costs. The Company also allocates indirect costs, consisting primarily of operational costs for administering research and development activities, to research and development expenses.

Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this Interpretation did not have a material impact on the Company's financial statements for fiscal 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The Financial Statements and Supplementary Data are incorporated herein by reference to the Company's Financial Statements included as Exhibit 1. The information is contained as follows:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

        On May 14, 2002, we filed a Form 8-K/A announcing the dismissal of Arthur Andersen LLP as our independent auditor. On July 3, 2002, we filed a Form 8-K announcing engagement of KPMG LLP as our new independent auditor.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this Item regarding the directors of the Company is set forth under the caption "Election of Directors" in the Company's Proxy Statement which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the Company's fiscal year ended December 31, 2002, and is incorporated herein by reference. Information required by this Item regarding the Executive Officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information required by this Item regarding reporting compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions "Executive Compensation", "Compensation of Directors," "Election of Directors-Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" in the Company's definitive Proxy Statement which is filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

        The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are operating effectively as designed.

        We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits
	3.1	Amended and Restated Certificate of Incorporation.(1)
3.1.1
Amendment to the Amended and Restated Certificate of Incorporation incorporated by reference from Exhibit 3.01 contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
	3.2	Bylaws of the Registrant.(1)
	4.1	Specimen Common Stock Certificate.(2)
	*10.1	1995 Stock Option Plan, with forms of Incentive and Nonstatutory Stock Option Agreements.(2)
	*10.2	1995 Director Option Plan, with form of Director Stock Option Agreement.(2)
	10.3	Form of Director and Officer Indemnification Agreement.(2)
	10.4	Cooperative Research and Development Agreement between the Company and the National Cancer Institute dated September 13, 1993.(2)
	10.5	License Agreement between the Company and Georgetown University dated July 1990.(2)
	10.6	License Agreement between the Company and Georgetown University dated April 18, 1994.(2)
	10.7	Loan Repayment Note, dated June 18, 1990, by and between the Company and the John N. Kapoor Trust.(2)
	10.8	Consulting Agreement, dated July 1, 1994, by and between the Company and EJ Financial Services, Inc.(2)
	10.09	Harris Bank and Trust Company Loan Agreement dated March 16, 1995, as amended October 5, 1995.(2)
	*10.10	Option Agreement, dated as of August 13, 1996, between the Company and John N. Kapoor and Anatoly Dritschilo.(3)
	10.11	Cooperative Research and Development Agreement between the Company and the Food and Drug Administration dated August 27, 1997.(4)
	10.12	License Agreement between the Company and the National Institute of Health dated September 23, 1997.(4)
	*10.13	Employment Agreement between James M. Hussey and the Company dated March 16, 1998.(4)
	*10.14	1998 Equity Incentive Plan.(5)
	10.15	Collaboration Agreement by and between the Company and BioChem Therapeutics dated May 12, 1997.(4)
10.16
License Agreement by and between the Company and Pharmacia and Upjohn Company dated February 19, 1999, incorporated by reference from Exhibit 10.1 of the Company's report on Form 8-K (File No. 33-09516).

10.17
Stock Purchase Agreement by and between the Company and Pharmacia and Upjohn dated February 19, 1999, incorporated by reference from Exhibit 10.2 of the Company's Report on Form 8-K (File No. 33-09516).
	10.18	Amendment No. 1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated January, 1990.(4)
	10.19	Amendment No. 1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated April 18, 1994.(4)
10.20
Line of Credit Agreement, dated as of September 30, 1998, by and between the Company and the John N. Kapoor Trust dated September 20, 1989 incorporated by reference from Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 33-09516).
10.21
Consulting Agreement dated as of June 19, 2000 by and between the Company and Unicorn Pharma Consulting, Inc., incorporated by reference from Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.22
Consulting Agreement dated as of November 12, 2001 by and between the Company and Unicorn Pharma Consulting, Inc., incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.23
Promissory Note dated as of December 20, 2001 by and between the Company and Akorn, Inc., incorporated by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.24
Processing Agreement dated as of December 20, 2001 by and between the Company and Akorn, Inc., incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.25
Subordination and Intercreditor Agreement dated as of December 20, 2001 by and between the Company and John N. Kapoor, as Trustee under the John N. Kapoor Trust, dated September 20, 1989, incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.26
Subordination, Standby and Intercreditor Agreement dated as of December 20, 2001 by and between the Company and the Northern Trust Company, incorporated by reference from Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
*10.27
Amendment to the 1998 Equity Incentive Plan, incorporated by reference from Appendix A to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held June 6, 2002.
	23.1	Consent of KPMG LLP.
	23.2	Notice regarding consent of Arthur Andersen LLP
	99.1	Certification pursuant to Section 906 of the Sarbares-Oxley Act.
(b)	Financial Statements
(1) Financial Statements

The financial statements filed as part of this Registration Statement are listed in the Index to Financial Statements.
(c)	Reports on Form 8-K

On October 4, 2002, the Company filed a report on Form 8-K reporting the Board of Director's adoption of a resolution to extend the Company's Common Stock Repurchase Program for an additional twelve month period.

On November 21, 2002, the Company filed a report on Form 8-K eporting that it had terminated its License Agreement dated February 19, 1999 with Pharmacia and Upjohn Company due to delays in the development programs for LEP (liposome encapsulated paclitaxel) and LED (liposome encapsulated doxorubicin), and Pharmacia's decision not to move forward with the development of LEP and LED.

*
Denotes management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to the exhibit of the same number contained in the Company's registration statement on Form S-3 filed under the Securities Act of 1933 (the "33 Act"). (File No. 333-44396).

(2)
Incorporated by reference to the exhibit of the same number contained in the Company's registration statement on Form S-1 filed under the '33 Act. (File No. 33-90516).

(3)
Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(4)
Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(5)
Incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 filed under the '33 Act. (File No. 333-66365).

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

Signature	Title	Date

/s/ JOHN N. KAPOOR John N. Kapoor	Director, Chairman of the Board	March 31, 2003
/s/ JAMES M. HUSSEY James M. Hussey	Director, President, and Chief Executive Officer (Principal Executive Officer)	March 31, 2003
/s/ ERICK E. HANSON Erick E. Hanson	Director	March 31, 2003
/s/ SANDER FLAUM Sander Flaum	Director	March 31, 2003
/s/ MATTHEW P. ROGAN Matthew P. Rogan	Director	March 31, 2003
/s/ KAVEH T. SAFAVI Kaveh T. Safavi	Director	March 31, 2003
/s/ LAWRENCE A. KENYON Lawrence A. Kenyon	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2003

CERTIFICATIONS

Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James M. Hussey, certify that:

  1.
  I have reviewed this annual report on Form 10-K of NeoPharm, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors:

          a.    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ JAMES M. HUSSEY James M. Hussey Chief Executive Officer

Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lawrence A. Kenyon, certify that:

        1.    I have reviewed this annual report on Form 10-K of NeoPharm, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors:

          a.    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ LAWRENCE A. KENYON Lawrence A. Kenyon Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

NEOPHARM, INC.
(A DELAWARE CORPORATION)

This report is a copy of the previously issued report covering 2001 and 2000. Arthur Andersen LLP has not reissued its report.

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

ARTHUR ANDERSEN LLP
Chicago, Illinois April 9, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of NeoPharm, Inc.:

        We have audited the accompanying balance sheet of NeoPharm, Inc. (a Delaware corporation) as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet for the year ended December 31, 2001 of NeoPharm, Inc., and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and December 31, 2001, were audited by other auditors who have ceased operations. Those auditors' report, dated April 9, 2002, on those financial statements was unqualified and included an explanatory paragraph that described the change in the Company's method of accounting for non-employee director stock compensation discussed in Note 5 to the financial statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoPharm, Inc. as of December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Chicago, Illinois March 11, 2003

NEOPHARM, INC.
(A DELAWARE CORPORATION)

BALANCE SHEETS

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$106,525,864	$87,591,975
Short-term investment in marketable securities	15,030,045	3,508,222
Prepaid expenses	469,862	454,893
Other receivables	131,718	137,954

Total current assets	$122,157,489	$91,693,044
Equipment and furniture:
Equipment	2,260,949	4,192,551
Furniture	486,658	801,783
Leasehold improvements	254,096	428,708
Less accumulated depreciation	(686,061)	(1,178,765)

Total equipment and furniture, net	$2,315,642	$4,244,277

Long-term investment in marketable securities	2,738,563	—
Related party note receivable, net (Note 9)	1,983,381	—

Total assets	$129,195,075	$95,937,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued clinical trial expenses	$632,365	$1,611,100
Accrued legal expenses	54,158	1,018,414
Accounts payable	537,465	492,816
Accrued compensation	221,862	478,026
Other accrued expenses	405,675	427,971

Total current liabilities	$1,851,525	$4,028,327

Stockholders' equity:
Preferred stock, $0.01 par value; 0 and 15,000,000 shares authorized, respectively; 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.0002145 par value; 25,000,000 and 50,000,000 shares authorized, respectively; 16,237,779 and 16,351,529 shares issued and outstanding, respectively	3,484	3,509
Additional paid-in capital	169,748,547	170,805,705
Accumulated deficit	(42,408,481)	(78,900,220)

Total stockholders' equity	$127,343,550	$91,908,994

Total liabilities and stockholders' equity	$129,195,075	$95,937,321

The accompanying notes to financial statements are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2000	2001	2002
Revenues	$3,000,000	$—	$—

Expenses:
Research and development	3,051,003	14,814,169	28,977,693
General and administrative	3,007,546	4,211,648	9,660,585
Related party expenses (Note 9)	773,789	202,821	196,497

Total expenses	6,832,338	19,228,638	38,834,775

Loss from operations	(3,832,338)	(19,228,638)	(38,834,775)
Other income	—	8,049	—
Interest income	3,322,163	5,796,552	2,343,036

Net loss before income taxes	$(510,175)	$(13,424,037)	$(36,491,739)
Income tax expense	15,653	—	—

Net loss before cumulative effect of accounting change	$(525,828)	$(13,424,037)	$(36,491,739)

Cumulative effect on prior years (to December 15, 1998) of changing to a different stock compensation method (Note 5)	139,598	—	—

Net loss	$(386,230)	$(13,424,037)	$(36,491,739)

Net loss per share
Basic and diluted
Net loss before cumulative effect of accounting change	$(.04)	$(.83)	$(2.24)
Cumulative effect of accounting change on prior years (Note 5)	$.01	—	—

Net loss per share—basic and diluted	$(.03)	$(.83)	$(2.24)

The accompanying notes to financial statements are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 1999	11,028,617	$2,366	$25,709,261	$(1,706,569)	$24,005,058
Issuance of stock pursuant to exercise of stock options	77,324	17	370,252	—	370,269
Issuance of stock pursuant to restricted stock grants	3,229	1	66,898	—	66,899
Issuance of stock pursuant to follow-on offering	3,480,000	747	115,673,334	—	115,674,081
Exercise of warrants	67,418	14	(14)	—	—
Net loss	—	—	—	(386,230)	(386,230)
Issuance of options to non-employees	—	—	501,599	—	501,599
Cumulative effect of accounting change (Note 5)	—	—	(139,598)	—	(139,598)

Balance at December 31, 2000	14,656,588	$3,145	$142,181,732	$(2,092,799)	$140,092,078
Issuance of stock pursuant to exercise of stock options	105,250	23	503,820	—	503,843
Issuance of stock pursuant to 10% stock dividend	1,475,941	316	26,891,329	(26,891,645)	—
Net loss	—	—	—	(13,424,037)	(13,424,037)
Issuance of options to non-employees	—	—	171,666	—	171,666

Balance at December 31, 2001	16,237,779	$3,484	$169,748,547	$(42,408,481)	$127,343,550
Issuance of stock pursuant to exercise of stock options	113,750	25	897,958	—	897,983
Net loss	—	—	—	(36,491,739)	(36,491,739)
Issuance of options to non-employees	—	—	159,200	—	159,200

Balance at December 31, 2002	16,351,529	$3,509	$170,805,705	$(78,900,220)	$91,908,994

The accompanying notes to financial statements are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2000	2001	2002
Cash flows used in operating activities:
Net loss	$(386,230)	$(13,424,037)	$(36,491,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,097	521,681	492,704
Expense from non-employee stock options	501,599	171,666	159,200
Cumulative effect of accounting change (Note 5)	(139,598)	—	—
Restricted stock grants in lieu of cash compensation	66,899	—	—
Income tax refunds received	110,347	—	—
Decrease in related party note receivable	—	—	2,189,281
Increase in other assets	(293,642)	(97,479)	(197,167)
Increase/(decrease) in accrued liabilities	(363,032)	1,198,158	2,221,451
Increase/(decrease) in accounts payable	(243,960)	213,668	(44,649)

Net cash and cash equivalents used in operating activities	(682,520)	(11,416,343)	(31,670,919)

Cash flows used in investing activities:
Proceeds from maturities of marketable securities	—	—	28,472,842
Proceeds from sales of marketable securities	—	—	9,168,783
Purchase of marketable securities	—	(17,768,607)	(23,381,239)
Purchase of equipment and furniture	(249,067)	(2,586,978)	(2,421,339)
Issuance of related party note receivable, net (Note 9)	—	(1,983,381)	—

Net cash and cash equivalents used in investing activities	(249,067)	(22,338,966)	11,839,047

Cash flows provided by financing activities:
Proceeds from issuance of common stock	116,044,350	503,843	897,983
Cashless exercise of warrants, charge	(1,844,314)	—	—
Cashless exercise of warrants, proceeds	1,844,314	—	—

Net cash and cash equivalents provided by financing activities	116,044,350	503,843	897,983

Net increase/(decrease) in cash	115,112,763	(33,251,466)	(18,933,889)
Cash and cash equivalents, beginning of period	24,664,567	139,777,330	106,525,864

Cash and cash equivalents, end of period	$139,777,330	$106,525,864	$87,591,975

Supplemental disclosure of cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes to financial statements are an integral part of these financial statements.

NEOPHARM, INC.
(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 and 2002

1. ORGANIZATION AND BUSINESS:

        NeoPharm, Inc. (the "Company"), a Delaware corporation, was incorporated on June 15, 1990, under the name of OncoMed, Inc. In March 1995, the Company changed its name to NeoPharm, Inc. The Company is engaged in the research, development and commercialization of drugs for the treatment of various forms of cancer. At December 31, 2002, the Company is currently conducting human clinical trials for four of its anti-cancer compounds.

        One of the Company's compounds has been licensed from the National Institute of Health ("NIH") and is the subject of a Cooperative Research And Development Agreement (CRADA) with the United States Food and Drug Administration ("FDA"). The Company also has rights to products developed under license and sponsored research agreements with Georgetown University ("Georgetown").

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

        The Company's rights to its products are subject to the terms of its agreements with NIH, FDA and Georgetown. Termination of any, or all, of these agreements could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, uncertainty exists as to the Company's ability to protect its rights to patents and its proprietary information. There can also be no assurance that research and discoveries by others will not render some or all of the Company's programs or products noncompetitive or obsolete. Nor can there be any assurance that unforeseen problems will not develop with the Company's technologies or applications, or that the Company will be able to address successfully technological challenges it encounters in its research and development programs. While the Company maintains insurance to cover the use of its products in clinical trials, the Company does not maintain insurance covering the sale of its products nor is there any assurance that it will be able to obtain or maintain such insurance on acceptable terms or with adequate coverage against potential liabilities. A description of the risks related to the Company's business can be found in the Risk Factors section of this annual report on Form 10-K.

        From its inception on June 15, 1990, through December 31, 1998, the Company was classified as a development stage entity. The Company completed its development stage upon the out-licensing of its first major compound to Pharmacia & Upjohn Company ("Pharmacia") in February of 1999. Accordingly, the inception to date information is not presented in these financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES:

Research and Development

        Research and development costs are expensed when incurred. These costs include, among other things, consulting fees and costs reimbursed to third parties under license and research agreements as described in Note 7. Payments related to the acquisition of technology rights, for which development work is in process, are expensed and considered a component of research and development costs. The Company also allocates indirect costs, consisting primarily of operational costs for administering research and development activities, to research and development expenses.

Cash Equivalents and Investments

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates the fair market value. Short -term investment in marketable securities includes liquid investments purchased with an original maturity of between three months and one year while long-term investment in marketable securities includes liquid investments purchased with an original maturity of greater than one year but less than two years. As provided by SFAS No. 115, the Company has elected to treat all of its investments in marketable securities as "available-for-sale", which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available for sale securities deemed to be temporary are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. At December 31, 2002, the Company's investments in marketable securities consisted primarily of commercial paper, which are recorded at cost plus accrued interest as this approximated the fair market value of the securities held. Dividend and interest income are recognized when earned. Realized gain on investments sold during 2002 was $3,117 and realized loss on investments sold during 2002 was $29,873. No investments were sold during 2001 or 2000.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the deferred tax asset for amounts which are not considered "more likely than not" to be realized.

Equipment and Furniture

        Equipment and furniture are recorded at cost and are depreciated using the straight line method over the estimated useful economic lives of the assets involved. The Company previously used an accelerated method of recording depreciation. However, the effect of converting to a straight line method was not material to the prior or current periods. The estimated useful lives employed in computing depreciation are five years for computers and scientific equipment, seven years for furniture, and leasehold improvements are amortized over the lesser of the life of the improvements or the life of the lease. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

        The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

        The Company accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized for the stock option awards to employees, since the exercise price of the options granted is equal to market value on the date of grant. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	2000	2001	2002
Net loss, as reported	$(386,230)	$(13,424,037)	$(36,491,739)
Add stock-based employee compensation expense included in reported net loss, net of tax	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(1,910,620)	(3,550,218)	(4,471,577)

Pro forma net loss	$(2,296,850)	$(16,974,255)	$(40,963,316)

Basic and diluted loss per share of common stock
As reported	(0.03)	(0.83)	(2.24)
Pro forma	(0.17)	(1.05)	(2.52)

Revenue Recognition—License Fees

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

Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Recoveries from other parties are recorded as assets when their receipt is deemed probable.

Reclassification

        Certain amounts in previously issued financial statements have been reclassified to conform to 2002 classifications.

Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this Interpretation did not have a material impact on the Company's financial statements for fiscal 2002.

3. INCOME PER SHARE

        The following table sets forth the computation of the basic and diluted loss per share from continuing operations:

	2000	2001	2002
Numerator:
Net loss	$(386,230)	$(13,424,037)	$(36,491,739)

Denominator:
Weighted average shares outstanding	13,199,927	16,140,725	16,284,571

Loss per share—basic and diluted	$(.03)	$(.83)	$(2.24)

Potential common share equivalents:
Stock options	966,467	542,422	588,953
Warrant exercise	13,515	—	—

Total potential common share equivalents	979,982	542,422	588,953

        As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are equivalent as the effect of potential common share equivalents is anti-dilutive.

4. STOCK OPTIONS

Option Agreements

        On July 23, 1998, the Board of Directors approved the NeoPharm, Inc. 1998 Equity Incentive Plan (the "1998 Plan"), which replaced all prior equity incentive plans, and provides for the grant of options to acquire up to 2,200,000 shares of the Company's common stock. Additionally, 275,000 of the 2,200,000 shares can be used for restricted stock grants to employees and consultants. The option prices shall be not less than 85% of the fair market value of the stock as determined by the Plan Administrator pursuant to the 1998 Plan. The consideration paid for shares of restricted stock shall not be less than the par value of the Company's common stock. On June 6, 2002, the Company adopted an amendment to the 1998 Plan, which was approved by shareholders, which increased the total shares available under the plan to 4,000,000 shares. At December 31, 2002 approximately 1,510,665 shares were available under the 1998 Plan.

        The following table summarizes the transactions in the Company's stock option plans for the three year period ended December 31, 2002.

	Number of Shares	Weighted Average Exercise Price Per Share
Unexercised stock options outstanding, December 31, 1999	1,283,506	$6.19
Options granted	518,650	$20.65
Options exercised	(85,056)	$4.35
Options cancelled	(15,400)	$13.94

Unexercised stock options outstanding, December 31, 2000	1,701,700	$10.75
Options granted	526,850	$22.46
Options exercised	(115,775)	$4.35

Unexercised stock options outstanding, December 31, 2001	2,112,775	$14.02
Options granted	896,750	$14.25
Options exercised	(113,750)	$7.89
Options cancelled	(63,825)	$16.23

Unexercised stock options outstanding, December 31, 2002	2,831,950	$14.29

Detail of unexercised stock options outstanding, December 31, 2002—
Price range $2.05 - $16.82 (weighted average contractual life of 4.9 years)	937,025	$6.22
Price range $10.14 - $32.95 (weighted average contractual life of 8.6 years)	1,894,925	$18.28
Exercisable options, December 31, 2002	1,406,594	$11.95

        The Company has granted options to purchase 770,866 shares to certain non-employees of which 384,275 such options remain outstanding and unexercised at December 31, 2002. These consultants served as scientific and/or business advisors to the Company. The Company accounts for these options using a fair value method with the fair value of these options determined at the date of grant. From inception through December 31, 1995, the Company deemed the fair value of these options on the date of grant to be nominal, and no expense was recorded. For all subsequent years, the fair value of option grants was calculated using the Black-Scholes pricing model. For the years ended December 31, 2000, 2001 and 2002, an expense of $501,599, $171,666 and $159,200 was recorded respectively.

        Assumptions used in the Black Scholes option pricing model for calculating the weighted average fair value of options granted (both employee and non-employee) in the three most recent fiscal years is included in the following table:

	2000	2001	2002
Weighted average fair value of option grants	$20.27	$19.83	$11.23

Weighted average risk-free interest rate	5.77%	5.08%	4.51%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	91.24%	88.91%	70.25%
Weighted average expected life	10 years	10 years	10 years

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

6. FEDERAL INCOME TAXES:

        From inception through October 11, 1995, the Company operated as an S Corporation for income tax purposes. Losses incurred during this period are reported on the stockholders' tax returns, and are not available to the Company as a net operating loss carry forward.

        On October 11, 1995, the Company voluntarily terminated its S Corporation election. Since that time, losses incurred represent net operating loss carry forwards which can be used to offset future taxable income. Total net operating loss carry forwards were approximately $22,394,000 and $58,727,000 as of December 31, 2001 and 2002, respectively. The net operating loss carry forwards will expire as follows:

Year of Expiration	Amount
2011	$1,882,000
2012	1,969,000
2018	3,122,000
2020	3,316,000
2021	12,663,000
2022	35,775,000

        The Company has general business credit carry forwards of approximately $1,311,000 which expire in the years 2011-2022.

        The Company has alternative minimum tax credit carry forwards of approximately $40,000 that are available to reduce future federal regular income taxes, if any, over an indefinite period.

        The components of income tax expense/(benefit) consist of the following:

	2000	2001	2002
Current:
Federal	$15,653	$—	$—
State	—	—	—

Total Current Expenses	$15,653	$—	$—

Deferred:
Federal	$(528,500)	$(6,376,406)	$(12,409,000)
State	(75,500)	(910,915)	(1,773,000)

Total Deferred Expense	$(604,000)	$(7,287,321)	$(14,182,000)
(Increase)/Decrease in Valuation Allowance	(604,000)	(7,287,321)	(14,182,000)

Total Income Tax Expense/(Benefit)	$15,653	$—	$—

        Significant components of the Company's deferred tax assets as of December 31 are as follows:

	2000	2001	2002
Net Operating Loss Carry Forwards	$3,442,000	$9,764,000	$22,903,000
General Business Credit Carry Forwards	276,000	851,000	1,311,000
Alternative Minimum Tax Carry Forwards	24,000	40,000	40,000
Expenses Not Currently Deductible for tax purposes	88,000	463,000	1,046,000

Total Deferred Tax Assets	3,830,000	11,118,000	25,300,000
Valuation Allowance	(3,830,000)	(11,118,000)	(25,300,000)

Net Deferred Tax Assets	$—	$—	$—

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Company's history of taxable losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, management does not believe realization of these tax assets are more likely than not. As such, the Company has established full valuation allowances for the deferred tax assets.

7. COMMITMENTS:

License and Research Agreements

        From time to time the Company enters into license and research agreements with third parties. At December 31, 2002, the Company had significant agreements with three parties in effect, as described below.

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

National Institutes of Health

        The Company entered into an exclusive worldwide licensing agreement with the NIH and the FDA to develop and commercialize IL13-PE38. The agreement required a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000 which increases to $25,000 after the first commercial sale. The agreement further provided for milestone payments and royalties based on future product sales. The Company made its first milestone payment of $25,000 to NIH in November 1999 after the filing of the U.S. Investigational New Drug ("IND") application for IL13-PE38. The Company is required to pay the costs of filing and maintaining product patents on the licensed products. The agreement shall extend to the expiration of the last to expire of the patents on the licensed products, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and the Company. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either party may unilaterally terminate by giving advanced notice.

        In March 1999, the Company entered into a license agreement with the NIH for SS1(dsFv)-PE38. The agreement required a $75,000 non-refundable payment and requires minimum annual royalty payments of $20,000 to the NIH beginning January 1, 2001, which increase to $150,000 per year if certain benchmarks are not achieved. The other terms and conditions of the SS1(dsFv)-PE38 license are substantially the same as those of the NIH IL13-PE38 license described above. In October 2002, the Company notified NIH that it was ending its participation in the SS1(dsFv)-PE38 development program and was terminating the license agreement as of December 31, 2002. As a result of the termination of the license agreement, the Company has no further financial obligation to the NIH for the development of SS1(dsFv)-PE38.

Georgetown University

        The Company entered into two license and research agreements with Georgetown University whereby the Company obtained an exclusive worldwide license to use certain technologies. In exchange for the grant of these exclusive licenses, the Company will pay Georgetown, beginning with the first commercial sale of a product incorporating the licensed technologies, a royalty on net sales by the Company of products incorporating any of such technologies. The royalty will be payable for the life of the related patents. During 2001, the Company expanded its relationship with Georgetown by entering three new research agreements to develop new compounds for the treatment of cancer. In January 2003, the Company terminated these three new research agreements in order to conserve resources for the clinical development of the Company's current compounds.

National Cancer Institute

        In May 1999, the Company entered into a CRADA with the NCI. Pursuant to the CRADA, the Company committed to work to commercialize the SS1 (dsFv)-PE38 monoclonal antibody product which it licensed from the NIH and the FDA. The NCI agreed to collaborate on the clinical development and commercialization of the licensed product.

        The Company was originally committed to pay $100,000 per year over four years for the reasonable and necessary expenses incurred by the NCI in carrying out their responsibilities under the CRADA. In 2000, the parties agreed to expand the scope of the CRADA and increase the Company's annual funding requirement to $150,000 for the final two years of the agreement. In 2001, the Company spent $150,000 under the agreement. In October 2002, the Company notified NCI that it was ending its participation in the SS1(dsFv)-PE38 development program and was terminating the CRADA as of December 31, 2002, since the compound had not achieved NeoPharm's requirements to advance into previously anticipated Phase II clinical trials. To allow NCI to complete Phase I testing of the compound, the Company has committed to pay the final $125,000 to NCI in 2003 that it would have spent on the compound if the CRADA had remained in effect until its natural termination in May 2003.

        Amounts paid to our major research and development collaborators under our various agreements during the last three years, as well as our commitments under these agreements for 2003, are included in the following table:

Research and Development Collaboration Expenses
	Actual			Scheduled(1)
	2000	2001	2002	2003
Georgetown	$456,000	$2,458,000	$2,500,000	$656,250
FDA	150,000	400,000	400,000	400,000
NIH	35,000	30,000	30,000	10,000
NCI	100,000	150,000	200,000	—

Total Collaboration Expenses	$741,000	$3,038,000	$3,130,000	$1,066,250

(1)
The agreements listed in this table can be terminated with, at most, 90 days written notice.

Pharmacia Corporation

        On February 19, 1999 the Company entered into an exclusive worldwide license agreement with Pharmacia and Upjohn Company ("Pharmacia"), which license agreement, however, was terminated by the Company on November 20, 2002. Pursuant to the agreement, the Company granted Pharmacia an exclusive worldwide license to develop, use, manufacture, distribute, market, and sell the Company's Electrostatic Liposome Encapsulated Doxorubicin ("LED") and Electrostatic Liposome Encapsulated Paclitaxel ("LEP") products for all approved indications. All of the development costs, clinical and pre-clinical, regulatory and manufacturing scale-up expenses for LED and LEP incurred after the date of the agreement were to be borne by Pharmacia, including any reasonable costs or expenses incurred by the Company to provide such assistance, which were to be reimbursed.

        The Company received a $9,000,000 non-refundable license fee upon signing the agreement. Following the transfer of the IND's for LED and LEP to Pharmacia, Pharmacia purchased 452,861 shares of the Company's common stock for $8,000,000, representing a per share price of $17.6655. The Company recorded the newly issued shares at $.0002145 par value with the remaining proceeds reflected as additional paid in capital. During 1999, the Company received a $2,000,000 milestone payment in addition to the $9,000,000 license fee. During 2000, a $3,000,000 milestone payment was received under the agreement. No milestone payments were received in 2001 or 2002.

        In January 2002, Pharmacia informed the Company that the LEP and LED development programs were experiencing delays and requested assistance from the Company to solve certain technical hurdles that Pharmacia had encountered after making a modification to LEP. In April 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of the license agreement for the purpose of resolving a dispute with Pharmacia concerning the delays in the LEP and LED development programs (see Note 8). As previously noted, the Company terminated the license agreement in November 2002, after receiving notification from Pharmacia that it had ceased development of LEP and LED.

Lease Commitments

        The Company has several noncancelable operating leases, for its office space and research and development facility, that expire over the next three years. These leases generally contain renewal options for periods ranging from 51 to 60 months and require the Company to pay all executory costs such as maintenance and insurance. Rental payments include minimum rentals plus contingent rentals based on common area maintenance expenses and property taxes. Rental expense for operating leases on the Company's property (except those with lease terms of a month or less that were not renewed) during the three most recent fiscal years consisted of the following:

	2000	2001	2002
Minimum rentals	$42,057	$297,114	$494,352
Contingent rentals	888	123,753	174,341

Rental expense	$42,945	$420,867	$668,693

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year), including rental properties, as of December 31, 2002 are:

Operating leases
Year ending December 31:
2003	$465,490
2004	158,460
2005	150,955
2006	15,334
2007	2,128
Later years, through 2010	—

Total minimum lease payments	$792,367

Other

        The Company entered into consulting arrangements with its Scientific Advisors who are also employed on a full-time basis by academic or research institutions. Since inception through December 31, 2000, these advisors were issued options (see Note 4) to purchase an aggregate 168,324 shares of Company stock at the fair market value at the dates of grant. At December 31, 2002, 93,500 options remained unexercised. Since December 31, 2000, the Company has not issued any stock options to its Scientific Advisers.

8. CONTINGENCIES

        On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its License Agreement dated February 19, 1999 (the "License Agreement") with Pharmacia Corporation, Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, "Pharmacia"), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin) which were being conducted by Pharmacia. The Company contends that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constitutes a breach of the License Agreement. The Company further contends that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm's ability to monitor the development of these compounds. The Company is seeking all damages to which it is entitled, which include, but are not limited to, loss of co-promotion and royalty revenues that would have been received if LEP and LED had not been delayed, and milestone payments that would have been received if the programs had been properly conducted by Pharmacia. NeoPharm believes that these damages are substantial. On May 16, 2002, Pharmacia responded by denying the Company's allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages. Subsequently, Pharmacia stated in a letter dated November 19, 2002, that it did not intend to move forward with the clinical development of NeoPharm's NeoLipid™ LEP because of its contention that NeoPharm had not provided Pharmacia with sufficient product data and test samples, a claim which NeoPharm denies. Pharmacia also stated that it would not continue to develop the older formulations of LEP and LED. Although Pharmacia indicated that it did not intend to continue with the clinical development of LEP and LED, Pharmacia did not indicate that it had terminated the License Agreement. As a result, in November 2002, NeoPharm terminated the License Agreement in order to allow NeoPharm to continue with the further development of NeoLipid™ formulations of LEP, as well as LED. Pharmacia disputes the propriety of the termination and has included the termination as part of the arbitration hearing. In January 2003, NeoPharm reached an agreement with Pharmacia that allows NeoPharm to reference the LEP IND and resume human clinical trials. The arbitration proceeding is currently ongoing and no prediction can be made as to the outcome of the claims that the Company and Pharmacia have asserted against each other, or the amounts, if any, which either party may be awarded against the other, which recoveries or liabilities could be substantial. The arbitration hearing is scheduled to be conducted between May 28, 2003 and June 30, 2003.

        Under the license agreement, NeoPharm incurred expenses during 2002 related to its efforts to develop a NeoLipid™ formulation for LEP, at Pharmacia's request. The terms of the license agreement entitle NeoPharm to be reimbursed for these expenses, and the Company has sent invoices totaling over $1,500,000 to Pharmacia for work conducted by NeoPharm to develop LEP. NeoPharm has not received payment on the invoices sent to Pharmacia. Amounts billed to Pharmacia have not been recorded in the 2002 results of operations.

        On October 4, 2002, Pharmacia Corporation and Pharmacia and Upjohn, Inc. filed a lawsuit in Delaware Chancery Court to enjoin the Company from arbitrating claims against them. Specifically, following NeoPharm's initiation of the arbitration, Pharmacia Corporation and Pharmacia and Upjohn, Inc. filed the lawsuit against NeoPharm in Delaware Chancery Court seeking a declaration that they were not bound to arbitrate certain disputes with NeoPharm. In their lawsuit, Pharmacia Corporation and Pharmacia and Upjohn, Inc. claimed that neither Pharmacia and Upjohn, Inc., the parent of the Pharmacia subsidiary that entered into the License Agreement (Pharmacia and Upjohn Company), nor Pharmacia Corporation, as the ultimate parent company, were proper parties to the ongoing arbitration between NeoPharm and Pharmacia and Upjohn Company. NeoPharm, in its response and counterclaim filed against Pharmacia on October 31, 2002, asked the Delaware Chancery Court to compel both Pharmacia Corporation and Pharmacia and Upjohn, Inc. to arbitrate the dispute with the Company. In February 2003, Pharmacia's motion for summary judgment was denied. In March 2003, NeoPharm reached an agreement with Pharmacia Corporation and Pharmacia and Upjohn, Inc. to settle the Delaware lawsuit. Under the terms of the settlement, NeoPharm will continue with its ongoing arbitration claim against Pharmacia and Upjohn Company, but will not proceed against the parent companies in the arbitral forum. Neopharm, however, has reserved the right to pursue claims against Pharmacia Corporation and Pharmacia and Upjohn, Inc. in a court proceeding. NeoPharm is satisfied that Pharmacia and Upjohn Company has sufficient assets to pay out any potential award to NeoPharm that may result from the arbitration hearing.

        The Company was also named in several putative class action lawsuits (the "Class Action Suits") each of which alleges various violations of the federal securities laws in connection with the Company's public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the

Company's LEP drug. The original lawsuits also named as individual defendants John N. Kapoor, Chairman of the Company, and James M. Hussey, the Company's President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company's current Chief Scientific Officer and Senior Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed. The Company's motion to dismiss was denied in February 2003.

        The pharmaceutical industry has traditionally experienced difficulty in maintaining product liability insurance coverage at desired levels. To date, no significant product liability suit has ever been filed against the Company. However, if a suit were filed and a judgment entered against the Company, it could have a material adverse effect upon the Company's operations and financial condition. While the Company maintains insurance to cover the use of its products in clinical trials, the Company does not maintain insurance covering the sale of its products nor is there any assurance that it will be able to obtain or maintain such insurance on acceptable terms or with adequate coverage against potential liabilities.

9. TRANSACTIONS WITH RELATED PARTIES

        The Company receives management consulting services from EJ Financial Enterprises, Inc. ("EJ Financial"), a healthcare consulting and investment firm in which Dr. Kapoor, the Company's Chairman, is the sole stockholder. Under its management consulting agreement, EJ Financial charges the Company $125,000 per year for services provided plus actual expenses incurred. The agreement provides for technical management support in the areas of research and development and operations. Charges to the Company are based on estimated time spent by EJ Financial personnel on the Company's affairs. For the years ended December 31, 2000, 2001 and 2002, the Company expensed $136,750, $126,877 and $126,443, respectively, under this agreement.

        Prior to moving into new corporate offices in Lake Forest, Illinois in December 2000, the Company subleased office space from Option Care Inc., a home infusion company in which Dr. Kapoor, the Company's Chairman, is a major stockholder. For the year ended December 31, 2000, the Company expensed $33,125 under the sublease.

        The Company's former Chief Scientific Officer, Dr. Aquilur Rahman, was employed on a full-time basis by Georgetown University until joining the Company in March 1996. Dr. Rahman retired from NeoPharm in January 2001. As was previously mentioned, Georgetown and the Company are parties to license and sponsored research agreements for product research and development (see Note 7). During 2000, the Company paid approximately $510,000 related to work performed and expenses incurred by Georgetown. As of the retirement of Dr. Rahman in January 2001, the Company no longer considers Georgetown a related party.

        In June 2000, the Company entered into a consulting agreement with Unicorn Pharma Consulting, Inc. ("Unicorn") to assist the Company in the clinical development of Company products. Dr. Matthew P. Rogan, a Director of the Company, is also President and CEO of Unicorn. The Company paid Unicorn approximately $91,000 in 2000 for work performed under the consulting agreement. The agreement was terminated by mutual consent in October 2000, but was renewed in November 2001. The Company paid Unicorn approximately $35,283 under the renewed agreement in 2001, and $39,379 in 2002.

        Prior to February 1996, the Company's former President and Chief Executive Officer ("CEO"), William C. Govier, was a consultant to the Company on clinical trials and NDA filing matters, both as an individual and as a consultant with Aegis Technology, Inc. ("Aegis"), an entity co-founded by Govier and Gail Salzberg. Dr. Govier retired from the Company on January 16, 1998. Salzberg also provided consulting services to the Company both as an individual and as a consultant with Aegis. During 2000, 2001 and 2002, the Company paid to Salzberg and expensed approximately $3,100, $0 and $0 respectively, related to these arrangements.

        In December 2001, following approval by the Company's Board of Directors, the Company loaned $3,250,000 to Akorn, Inc., an independent publicly traded company, to assist Akorn in the completion of its lyophilized products manufacturing facility in Decatur, Illinois. The note receivable issued to Akorn is due in December 2006, and accrues interest at a rate equal to that received on the Company's investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt. In exchange, the Company has entered into a manufacturing processing agreement that grants the Company access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at a discounted price, upon completion of the facility. At the time the agreement with Akorn was reached, Akorn anticipated the facility coming on line in 2003, at approximately the time that NeoPharm anticipated it would need to manufacture the Company's lyophilized products for Phase II/III clinical trials. The Company now estimates that it will not need this capacity until 2004. In 2001, the Company recorded the note receivable net of a valuation allowance of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%. The valuation allowance was fully expensed in 2001 and will be amortized over the life of the loan. During 2002, the Company recorded $271,237 in interest income from the note receivable, comprised of $65,337 of accrued interest and $205,900 of discount amortization. As of the date of December 31, 2002, Akorn had not yet published financial statements for the third or fourth quarter of 2002, and NeoPharm, therefore, elected to record a non-cash charge to fully reserve for the note receivable and accrued interest as a result of the Company's inability to adequately assess the probability of collection of the note, as of December 31, 2002. The Company has not received notification from Akorn that it will be unable to repay the note at maturity in 2006. Akorn continues to be contractually obligated to complete the expansion of its Decatur facility, to manufacture NeoPharm's NeoLipid™ products, and to repay the note.

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

        The following table summarizes expenses paid to related parties discussed above:

		For the Years Ended December 31,
Related Party
	Expense Type	2000	2001	2002
Georgetown University	Research & Fees	$509,934	—	—
Gail Salzberg	Consulting	3,097	—	—
Unicorn Pharma Consulting, Inc.	Consulting	90,883	—	—
E.J. Financial Enterprises	Consulting	125,000	—	—
E.J. Financial Enterprises	Direct Expense	11,750	—	—

Total Research and Development expenses		$740,664	$—	$—

E.J. Financial Enterprises	Consulting	—	$125,000	$125,000
E.J. Financial Enterprises	Direct Expense	—	1,877	1,443
Akorn, Inc.	Consulting	—	40,661	30,675
Option Care, Inc.	Rent and Expenses	33,125	—	—
Unicorn Pharma Consulting, Inc.	Consulting	—	35,283	39,379

Total General and Administration expenses		$33,125	$202,821	$196,497

Total Related Party expenses:		$773,789	$202,821	$196,497

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

        On September 28, 2001, the Company's Board of Directors authorized a stock repurchase program to purchase up to 1,000,000 shares of the Company's outstanding common stock at market prices over a period not to exceed one year. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. Repurchased shares may be used for the Company's employee benefit plans, subsequent acquisitions or other general corporate purposes. For the twelve months ended December 31, 2001 and 2002, no shares had been repurchased under the plan. In September 2002, the stock repurchase program was extended for an additional twelve months.

        On November 6, 2001, the Company declared a 10% stock dividend payable on December 4, 2001 to shareholders of record on November 27, 2001. A total of 1,457,941 shares were distributed as part of the stock dividend. All basic and diluted (loss) earnings per share information in this report has been restated to reflect the stock dividend.

11. QUARTERLY FINANCIAL DATA (unaudited)

        The following table summarizes the quarterly financial data for the years ended December 31, 2002 and 2001:

						Earnings Per Share
	Net Revenues	Research & Development Expense	General & Administrative Expense	Operating Loss	Net Loss
						Basic	Diluted
2001
March 31, 2001	—	1,583,397	977,043	(2,560,440)	(583,827)	(0.04)	(0.04)
June 30, 2001	—	2,982,161	1,061,572	(4,043,733)	(2,506,542)	(0.16)	(0.16)
September 30, 2001	—	4,091,492	1,054,784	(5,146,276)	(3,876,749)	(0.24)	(0.24)
December 31, 2001	—	6,157,119	1,321,070	(7,478,189)	(6,456,919)	(0.40)	(0.40)
2002
March 31, 2002	—	5,073,608	1,323,824	(6,397,432)	(5,803,963)	(0.36)	(0.36)
June 30, 2002	—	7,568,786	2,143,598	(9,712,384)	(9,019,674)	(0.55)	(0.55)
September 30, 2002	—	8,978,572	1,887,593	(10,866,165)	(10,263,965)	(0.63)	(0.63)
December 31, 2002	—	7,356,726	4,502,069	(11,858,795)	(11,404,137)	(0.70)	(0.70)

QuickLinks

TABLE OF CONTENTS
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
ITEM 4A. EXECUTIVE OFFICERS OF NEOPHARM
PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
NEOPHARM, INC. (A DELAWARE CORPORATION)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
STATEMENTS OF OPERATIONS
STATEMENTS OF OPERATIONS
STATEMENT OF STOCKHOLDERS
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS