Form 10-Q
period 2003-03-31
NEOPHARM INC
filed 2003-05-15
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of April 17, 2003 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	16,371,529

NEOPHARM, INC.

(A DELAWARE CORPORATION)

FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
(A Delaware Corporation)
Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,715,977	$87,591,975
Short-term investment in marketable securities	1,878,000	3,508,222
Prepaid expenses	376,726	454,893
Other receivables	303,468	137,954
Total current assets	81,274,171	91,693,044
Equipment and furniture:
Equipment	4,373,329	4,192,551
Furniture	812,358	801,783
Leasehold improvements	492,501	428,708
Less accumulated depreciation	(1,428,889)	(1,178,765)
Total equipment and furniture, net	4,249,299	4,244,277
Total assets	$85,523,470	$95,937,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued legal expenses	$1,741,576	$1,018,414
Accrued clinical trial expense	1,509,970	1,611,100
Accrued compensation	657,176	478,026
Accounts payable	566,280	492,816
Other accrued expenses	372,714	427,971
Total current liabilities	$4,847,716	$4,028,327

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 16,371,529 and 16,351,529 shares issued and outstanding, respectively	3,509	3,509
Additional paid-in capital	170,839,705	170,805,705
Accumulated deficit	(90,167,460)	(78,900,220)
Total stockholders’ equity	$80,675,754	$91,908,994
Total liabilities and stockholders’ equity	$85,523,470	$95,937,321

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)
Statements of Operations
Three Months Ended March 31, 2003 and 2002
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenues	$—	$—
Expenses:
Research and development	7,108,556	5,073,608
General and administrative	4,404,384	1,287,733
Related party expenses	39,192	36,091
Total expenses	11,552,132	6,397,432
Loss from operations	(11,552,132)	(6,397,432)

Interest income	284,892	593,469
Net loss	$(11,267,240)	$(5,803,963)
Net loss per share —
Basic and diluted	$(0.60)	$(0.31)
Weighted average shares outstanding —
Basic and diluted	18,809,625	18,686,501

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)
Statements of Cash Flows
Three Months Ended March 31, 2003 and 2002
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows used in operating activities:
Net loss	$(11,267,240)	$(5,803,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250,124	273,840
Compensation expense from issuance of stock options to non-employees	34,000	—
Changes in assets and liabilities:
Increase in other assets	(87,347)	(783,320)
Increase in current liabilities	819,389	685,132
Net cash and cash equivalents used in operating activities	(10,251,074)	(5,628,311)

Cash flows provided by/(used in) investing activities:
Proceeds from maturities of marketable securities	2,008,485	—
Purchase of marketable securities	(378,263)	(1,743,796)
Purchase of equipment and furniture	(255,146)	(619,308)
Net cash and cash equivalents provided by/(used in) investing activities	1,375,076	(2,363,104)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	110,483
Net cash and cash equivalents provided by financing activities	—	110,483

Net decrease in cash and cash equivalents	(8,875,998)	(7,880,932)
Cash and cash equivalents, beginning of period	87,591,975	106,525,864
Cash and cash equivalents, end of period	$78,715,977	$98,644,932

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

Note 1  Basis of Presentation

The financial information herein is unaudited. The Balance Sheet as of December 31, 2002 is derived from audited financial statements.

The accompanying unaudited financial statements of NeoPharm, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2  Stock Based Compensation

The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for qualifying options granted to its employees under its 1998 Equity Incentive Plan and applies Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees” (“SFAS 123”) for disclosure purposes only.  The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used.  Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net loss, and pro forma loss per share for the three months ended March 31, would have been as follows:

	2003	2002

Net loss, as reported	$(11,267,240)	$(5,803,963)
Add stock-based employee compensation expense included in reported net loss	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,905,787)	(3,246,155)
Pro forma net loss	$(13,173,027)	$(9,050,118)

Basic and diluted loss per share of common stock
As reported	$(0.60)	$(0.31)
Pro forma	(0.70)	(0.48)

Per share information has been restated for the effects of the stock dividend discussed in Note 8.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.  SFAS 123 did not apply to awards prior to 1995.  Additional awards in future years are anticipated.

Note 3  Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the three months ended:
	March 31, 2003	March 31, 2002
Numerator:
Net loss	$(11,267,240)	$(5,803,963)

Denominator:
Weighted average shares outstanding	18,809,625	18,686,501

Loss per share - basic and diluted	$(0.60)	$(0.31)

Potential common share equivalents:
Stock options	3,312,517	2,798,568

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are equivalent as the effect of potential common share equivalents is anti-dilutive.

Per share information has been restated for the effects of the stock dividend discussed in Note 8.

Note 4  Transactions with Related Parties

The following table provides further detail of the related party expenses reflected in the statements of operations.

		For the three months ended:
Related Party	Expense Type	March 31, 2003	March 31, 2002
Akorn, Inc.	Consulting	$7,669	$3,919
E.J. Financial Enterprises	Consulting	31,250	31,250
E.J. Financial Enterprises	Direct Expenses	273	922

Total related party expenses		$39,192	$36,091

In December 2001, following approval by the Company’s Board of Directors, the Company loaned $3,250,000 to Akorn, Inc., an independent publicly traded company, to assist Akorn in the completion of its lyophilized products manufacturing facility in Decatur, Illinois. The note receivable issued to Akorn is due in December 2006, and accrues interest at a rate equal to that received on the Company’s investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt. In exchange, the Company has entered into a manufacturing processing agreement that grants the Company access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at a discounted price, upon completion of the facility. At the time the agreement with Akorn was reached, Akorn anticipated the facility coming on line in 2003, at approximately the time that NeoPharm anticipated it would need to manufacture the Company’s lyophilized products for Phase II/III clinical trials. The Company now estimates that it will not need this capacity until 2004. In 2001, the Company recorded the note receivable net of a valuation allowance of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%. The valuation allowance was fully expensed in 2001 and will be amortized over the life of the loan. As of December 31, 2002, Akorn had not yet published financial statements for the third or fourth quarter of 2002, and NeoPharm, therefore, elected to record a non-cash charge to fully reserve for the note receivable and accrued interest as a result of the Company’s inability to adequately assess the probability of collection of the note, as of December 31, 2002. As of March 31, 2003, Akorn has still not published financial statements for the third or fourth quarter of 2002.  The Company has not received notification from Akorn that it will be unable to repay the note at maturity in 2006. Akorn continues to be contractually obligated to complete the expansion of its Decatur facility, to manufacture NeoPharm’s NeoLipid™ products, and to repay the note.

Note 5  Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates the fair market value. Short -term investment in marketable securities includes liquid investments purchased with an original maturity of between three months and one year while long-term investment in marketable securities includes liquid investments purchased with an original maturity of greater than one year but less than two years. As provided by SFAS No. 115, the Company has elected to treat all of its investments in marketable securities as “available-for-sale”, which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available for sale securities deemed to be temporary are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. At March 31, 2003, the Company’s investments in marketable securities consisted primarily of commercial paper, which are recorded at cost plus accrued interest as this approximated the fair market value of the securities held. Dividend and interest income are recognized when earned. No investments were sold during the three month period ended March 31, 2003 or 2002.

Note 6  Contingencies

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its License Agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation, Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin) which were being conducted by Pharmacia. The Company contends that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constitutes a breach of the License Agreement. The Company further contends that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds. The Company is seeking all damages to which it is entitled. NeoPharm believes that these damages are substantial. On May 16, 2002, Pharmacia responded by denying the Company’s allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages. Subsequently, Pharmacia stated in a letter dated November 19, 2002, that it did not intend to move forward with the clinical development of NeoPharm’s NeoLipid™ LEP (LEP-ETU) because of its contention that NeoPharm had not provided Pharmacia with sufficient product data and test samples, a claim which NeoPharm denies. Pharmacia also stated that it would not continue to develop the earlier formulations of LEP and LED. Although Pharmacia indicated that it did not intend to continue with the clinical development of LEP and LED, Pharmacia did not indicate that it had terminated the License Agreement. As a result, in November 2002, NeoPharm terminated the License Agreement in order to allow NeoPharm to continue with the further development of NeoLipid™ formulations of LEP, as well as LED. Pharmacia disputes the propriety of the termination and has included the termination as part of the arbitration hearing. In January 2003, NeoPharm reached an agreement with Pharmacia that allows NeoPharm to reference Pharmacia’s LEP Investigational New Drug application (IND) and start human clinical trials with LEP-ETU. The arbitration proceeding is currently ongoing and no prediction can be made as to the outcome of the claims that the Company and Pharmacia have asserted against each other, or the amounts, if any, which either party may be awarded against the other, which recoveries or liabilities could be substantial. The arbitration hearing is scheduled to begin on May 28, 2003 and be conducted over 23 days of hearings.

Under the License Agreement, NeoPharm incurred expenses during 2002 related to its efforts to develop a NeoLipid™ formulation for LEP, at Pharmacia’s request. The terms of the License Agreement entitle NeoPharm to be reimbursed for these expenses, and the Company has sent invoices totaling over $1,500,000 to Pharmacia for work conducted by NeoPharm to develop LEP-ETU. NeoPharm has not received payment on the invoices sent to Pharmacia and these amounts have not been included in the results of operations.   NeoPharm asserts that it is entitled to payments on these invoices.

On October 4, 2002, Pharmacia Corporation and Pharmacia and Upjohn, Inc. filed a lawsuit in Delaware Chancery Court to enjoin the Company from arbitrating claims against them. Specifically, following NeoPharm’s initiation of the arbitration, Pharmacia Corporation and Pharmacia and Upjohn, Inc. filed the lawsuit against NeoPharm in Delaware Chancery Court seeking a declaration that they were not bound to arbitrate certain disputes with NeoPharm. In their lawsuit, Pharmacia Corporation and Pharmacia and Upjohn, Inc. claimed that neither Pharmacia and Upjohn, Inc., the parent of the Pharmacia subsidiary that entered into the License Agreement (Pharmacia and Upjohn Company), nor Pharmacia Corporation, as the ultimate parent company, were proper parties to the ongoing arbitration between NeoPharm and Pharmacia and Upjohn Company. NeoPharm, in its response and counterclaim filed against Pharmacia on October 31, 2002, asked the Delaware Chancery Court to compel both Pharmacia Corporation and Pharmacia and Upjohn, Inc. to arbitrate the dispute with the Company. In February 2003, Pharmacia’s motion for summary judgment was denied. In March 2003, NeoPharm reached an agreement with Pharmacia Corporation and Pharmacia and Upjohn, Inc. to settle the Delaware lawsuit. Under the terms of the settlement, NeoPharm will continue with its ongoing arbitration claim against Pharmacia and Upjohn Company, but will not proceed against the parent companies in the arbitral forum. NeoPharm, however, has reserved the right to pursue claims against Pharmacia Corporation and Pharmacia and Upjohn, Inc. in a court proceeding. NeoPharm is satisfied that Pharmacia and Upjohn Company has sufficient assets to pay out any potential award to NeoPharm that may result from the arbitration hearing.

The Company was also named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug. The original lawsuits also named as individual defendants John N. Kapoor, Chairman of the Company, and James M. Hussey, the Company’s President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division. On

September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Senior Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003.  Dr. Kapoor was dismissed from the lawsuit at that time.  No trial date has been set. In the opinion of management, resolution of this litigation is not currently expected to have a material adverse impact on the results of operations or financial position of the Company, as the Company currently maintains insurance covering its officers and directors.

The pharmaceutical industry has traditionally experienced difficulty in maintaining product liability insurance coverage at desired levels. To date, no significant product liability suit has ever been filed against the Company. However, if a suit were filed and a judgment entered against the Company, it could have a material adverse effect upon the Company’s operations and financial condition. While the Company maintains insurance to cover the use of its products in clinical trials, the Company does not maintain insurance covering the sale of its products nor is there any assurance that it will be able to obtain or maintain such insurance on acceptable terms or with adequate coverage against potential liabilities.

Note 7  Guarantees

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

Under its Certificate of Incorporation and By-laws (the “Organization Documents”), the Company has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of the Company or having served, at the Company’s request, as an officer or director of another company, to the maximum extent and in the manner permitted by the General Corporation Law of Delaware (the “GCLD”). Under the GCLD, the indemnification does not apply if the person is determined not to have acted in good faith and in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified party’s involvement with the Company, but only as to those claims arising from such person’s role as an officer or director. The Company has separate indemnification agreements with certain of its officers and directors that do not provide any greater coverage than that found in the Organization Documents. The maximum potential amount of future payments that the Company could be required to make under the Organization Documents and the corresponding indemnification agreements is unlimited; however, the Company has Director and Officer insurance policies that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Most of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2003.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

Note 8  Subsequent Event

On May 13, 2003 the Company's Board of Directors declared a 15% common stock dividend payable on June 10, 2003 to stockholders of record on June 3, 2003.  Basic and diluted loss per share information has been restated for all periods presented to reflect the stock dividend.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from statements made.  See "Forward Looking Statements" below.

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

During the quarter ended March 31, 2003, we continued to advance our Phase I/II compounds towards Phase II/III clinical trials. The compounds currently in Phase I/II clinical trials include: IL13-PE38 for the treatment of glioblastoma multiforme; LE-SN38 (liposomal SN38) for the treatment of colorectal and other cancers; LEM (liposomal mitoxantrone) for the treatment of prostate cancer; and, LErafAON (liposomal craf antisense oligonucleotide) for the treatment of radiation and/or chemotherapy resistant tumors. In addition, we submitted an Investigational New Drug application (IND) to the FDA for LEP-ETU, our new NeoLipid™ formulation of liposomal paclitaxel, and expect to start Phase I human clinical trials by August 2003.  We continue to anticipate beginning a pivotal Phase II/III clinical trial for our lead compound, IL13-PE38, in 2003.

Although research and development expenses increased by approximately 40% in the first quarter of 2003 as compared to the first quarter of 2002, we currently do not anticipate increased annual spending on research and development expenses in fiscal 2003. We have taken measures to conserve our resources in order to allow us to complete the Phase III development of our lead compound, IL13-PE38.  While research and development expenses in the first quarter of 2003 exceeded the prior year’s level, research and development expenses are approximately 3% lower than in the fourth quarter of 2002, and approximately 21% lower than the peak level incurred in the third quarter of 2002. At this time, we anticipate that we will be able to continue the Phase III development of IL13-PE38 without a partner in the U.S. or Europe, and believe that our current cash resources can support our IL13-PE38 development activities through 2005. In addition, we remain committed to the commercialization of all of our compounds currently under development, and are considering various options to fund the clinical development of the multiple compounds using our proprietary NeoLipid™ liposomal technology.  At this time, we are actively seeking partners for all of the compounds currently under development and continue to closely monitor all of our development programs to insure that only projects that show activity in human clinical trials continue to receive financial support.

The increase in general and administrative expenses in the first quarter of 2003 as compared with the first quarter of 2002 was almost entirely related to expenses incurred in connection with prosecuting our arbitration claim against Pharmacia and Upjohn Company (see Part II Item 1. Legal Proceedings). We incurred approximately $2.9 million in arbitration related expenses during the first quarter of 2003 and, at this time, anticipate an additional $4 million in arbitration related expenses in the second quarter of 2003.  The arbitration hearing is expected to be completed during June 2003, and we do not anticipate incurring significant expenses related to the arbitration after the hearing is complete.

Results of Operations – Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002.

The Company recorded no revenue for the three months ended March 31, 2003 or for the three months ended March 31, 2002.

Research and development expense for the three months ended March 31, 2003 was $7,108,556 compared to $5,073,608 for the same period in 2002. During the first quarter of 2003, we continued to advance our compounds in Phase I/II clinical development towards Phase II/III clinical trials and we also continued to make progress on the pre-clinical research being conducted to prepare for the initiation of clinical trials for our other compounds under development.  As a result, the overall increase in research and development costs was the result of increased expenses of approximately $997,000 related to the clinical and pre-clinical development of our compounds, increased payroll and consulting expense of approximately $916,000 related to increases in our research and development staff, and an increase of approximately $122,000 in expenses incurred for the operation of the research and development facility in Waukegan, Illinois.

General and administrative expenses (including related party expenses) for the three months ended March 31, 2003 were $4,443,576 compared to $1,323,824 for the same period in 2002. The overall increase in general and administrative expenses was the result of increased professional and legal fees of approximately $2,985,000 primarily due to work done on the arbitration claim filed against Pharmacia (see Part II Item 1. Legal Proceedings), increased insurance expense of approximately $103,000 for the Company’s directors and officers liability insurance and commercial insurance premiums, and an increase in general office expenses of approximately $32,000.

The Company generated interest income on cash and investments of $284,892 and $593,469 for the three months ended March 31, 2003 and March 31, 2002, respectively.  The decrease in interest income for the first quarter of 2003 was primarily due to a decrease in short-term interest rates earned on the Company’s investment portfolio between the first quarter of 2002 and the first quarter of 2003, combined with a reduction in the total cash available for investing during the first quarter of 2003 as the Company used its cash to fund the development of its compounds.

Net loss for the three months ended March 31, 2003 was $11,267,240, or $<0.60> per share basic and diluted, compared to net loss of $5,803,963, or $<0.31> per share basic and diluted, for the three months ended March 31, 2002.

Liquidity and Capital Resources

At March 31, 2003, we had approximately $78,716,000 in cash and cash equivalents and net working capital of approximately $76,426,000. We believe that our cash and cash equivalents should be adequate to fund operations for approximately the next 33 months. However, we can offer no assurances that additional funding will not be required during that period. All excess cash has been invested in short-term investments and marketable securities with less than two years to maturity.

Our assets at March 31, 2003 were approximately $85,523,000 compared to $95,937,000 at December 31, 2002. This decrease in assets was primarily due to a decrease of cash and cash equivalents and investments in short-term marketable securities of approximately $10,506,000 as a result of cash used in operating activities during the first quarter of 2003.

Our liabilities at March 31, 2003 increased to approximately $4,848,000 from approximately $4,028,000 at December 31, 2002. This increase was primarily attributable to increased accrued legal expenses of approximately $723,000 as a result of the arbitration with Pharmacia.  Other factors included an increase in accrued compensation of approximately $179,000, a decrease in accrued clinical trial expenses of approximately $101,000, an increase in trade payables of approximately $73,000, and a decrease in other accrued expenses of approximately $55,000.

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

Critical Accounting Policies

In preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates, and the consistent application of those accounting principles. Due to the type of industry in which the Company operates and the nature of its business, the following accounting policies are those that management believes are most important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates the fair market value. Short-term investment in marketable securities includes liquid investments purchased with an original maturity of between three months and one year while long-term investment in marketable securities includes liquid investments purchased with an original maturity of greater than one year but less than two years. As provided by SFAS No. 115, the Company has elected to treat all of its investments in marketable securities as “available-for-sale”, which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the deferred tax asset for amounts which are not considered “more likely than not” to be realized.

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

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

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

Forward Looking Statements

Any statements made by NeoPharm, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company’s drug candidates, uncertainty regarding the outcome of damages claims made by or against the Company, unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates that could slow or prevent products coming to market, the uncertainty of patent protection for the Company’s intellectual property or trade secrets, and other factors referenced under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As March 31, 2003, we did not own any derivative instruments, but we were exposed to market risks, primarily changes in U.S. interest rates.  As of March 31, 2003, we held total cash and investments of $80,593,977.  Maturities range from less than one month to approximately 10 months.  Declines in interest rates over time will reduce our interest income from our investments.  Based upon our balance of cash, cash equivalents and marketable securities as of March 31, 2003, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $806,000.

Item 4 – Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are operating effectively as designed.

We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION

Item 1.                                                           Legal Proceedings

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its License Agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation, Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin) which were being conducted by Pharmacia. The Company contends that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constitutes a breach of the License Agreement. The Company further contends that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds. The Company is seeking all damages to which it is entitled. NeoPharm believes that these damages are substantial. On May 16, 2002, Pharmacia responded by denying the Company’s allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages. Subsequently, Pharmacia stated in a letter dated November 19, 2002, that it did not intend to move forward with the clinical development of NeoPharm’s NeoLipid™ LEP (LEP-ETU) because of its contention that NeoPharm had not provided Pharmacia with sufficient product data and test samples, a claim which NeoPharm denies. Pharmacia also stated that it would not continue to develop the earlier formulations of LEP and LED. Although Pharmacia indicated that it did not intend to continue with the clinical development of LEP and LED, Pharmacia did not indicate that it had terminated the License Agreement. As a result, in November 2002, NeoPharm terminated the License Agreement in order to allow NeoPharm to continue with the further development of NeoLipid™ formulations of LEP, as well as LED. Pharmacia disputes the propriety of the termination and has included the termination as part of the arbitration hearing. In January 2003, NeoPharm reached an agreement with Pharmacia that allows NeoPharm to reference Pharmacia’s LEP IND and start human clinical trials with LEP-ETU. The arbitration proceeding is currently ongoing and no prediction can be made as to the outcome of the claims that the Company and Pharmacia have asserted against each other, or the amounts, if any, which either party may be awarded against the other, which recoveries or liabilities could be substantial. The arbitration hearing is scheduled to begin on May 28, 2003 and be conducted over 23 days of hearings.

Under the License Agreement, NeoPharm incurred expenses during 2002 related to its efforts to develop a NeoLipid™ formulation for LEP, at Pharmacia’s request. The terms of the License Agreement entitle NeoPharm to be reimbursed for these expenses, and the Company has sent invoices totaling over $1,500,000 to Pharmacia for work conducted by NeoPharm to develop LEP. NeoPharm has not received payment on the invoices sent to Pharmacia and these amounts have not been included in the Company’s Statements of Operations.  NeoPharm asserts that it is entitled to payment on these invoices.

On October 4, 2002, Pharmacia Corporation and Pharmacia and Upjohn, Inc. filed a lawsuit in Delaware Chancery Court to enjoin the Company from arbitrating claims against them. Specifically, following NeoPharm’s initiation of the arbitration, Pharmacia Corporation and Pharmacia and Upjohn, Inc. filed the lawsuit against NeoPharm in Delaware Chancery Court seeking a declaration that they were not bound to arbitrate certain disputes with NeoPharm. In their lawsuit Pharmacia Corporation and Pharmacia and Upjohn, Inc. claimed that neither Pharmacia and Upjohn, Inc., the parent of the Pharmacia subsidiary that entered into the License Agreement (Pharmacia and Upjohn Company), nor Pharmacia Corporation, as the ultimate parent company, were proper parties to the ongoing arbitration between NeoPharm and Pharmacia and Upjohn Company. NeoPharm, in its response and counterclaim filed against Pharmacia on October 31, 2002, asked the Delaware Chancery Court to compel both Pharmacia Corporation and Pharmacia and Upjohn, Inc. to arbitrate the dispute with the Company. In February 2003, Pharmacia’s motion for summary judgment was denied. In March 2003, NeoPharm reached an agreement with Pharmacia Corporation and Pharmacia and Upjohn, Inc. to settle the Delaware lawsuit. Under the terms of the settlement, NeoPharm will continue with its ongoing arbitration claim against Pharmacia and Upjohn Company, but will not proceed against the parent companies in the arbitral forum. NeoPharm, however, has reserved the right to pursue claims against Pharmacia Corporation and Pharmacia and Upjohn, Inc. in a court proceeding. NeoPharm is satisfied that Pharmacia and Upjohn Company has sufficient assets to pay out any potential award to NeoPharm that may result from the arbitration hearing.

The Company was also named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug. The original lawsuits also named as individual defendants John N. Kapoor, Chairman of the Company, and James M. Hussey, the Company’s President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Senior Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003.  Dr. Kapoor was dismissed from the lawsuit at that time.  No trial date has been set.

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
None

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit 99.1       Certificate of Company Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes – Oxley Act of 2002.

(b)         Reports on Form 8-K

On March 17, 2003, the Company filed a report on Form 8-K incorporating a press release reporting the Company’s financial results for the fourth quarter and full year ended December 31, 2002.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPHARM, INC.
Date: May 15, 2003	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

CERTIFICATIONS

I, James M. Hussey, Chief Executive Officer and President of NeoPharm, Inc., certify that:

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

Dated: May 15, 2003	/s/ James M. Hussey
James M. Hussey,
Chief Executive Officer and President

I, Lawrence A. Kenyon, Chief Financial Officer and Secretary of NeoPharm, Inc., certify that:

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

Dated: May 15, 2003	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer and Secretary