Form 10-Q
period 2003-06-30
NEOPHARM INC
filed 2003-08-14
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of July 18, 2003 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	18,826,670

NEOPHARM, INC.

(A DELAWARE CORPORATION)

FORM 10Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.

(A Delaware Corporation)

Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,402,625	$87,591,975
Short-term investment in marketable securities	881,362	3,508,222
Prepaid expenses	1,125,151	454,893
Other receivables	451,172	137,954
Total current assets	67,860,310	91,693,044
Equipment and furniture:
Equipment	4,462,563	4,192,551
Furniture	835,217	801,783
Leasehold improvements	580,521	428,708
Less accumulated depreciation	(1,701,096)	(1,178,765)
Total equipment and furniture, net	4,177,205	4,244,277
Total assets	$72,037,515	$95,937,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued legal expenses	$3,973,409	$1,018,414
Accrued clinical trial expense	1,478,083	1,611,100
Accrued compensation	996,574	478,026
Accounts payable	466,547	492,816
Other accrued expenses	753,078	427,971
Total current liabilities	7,667,691	4,028,327

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 18,826,670 and 16,351,529 shares issued and outstanding, respectively	4,036	3,509
Additional paid-in capital	170,962,076	170,805,705
Accumulated deficit	(106,596,288)	(78,900,220)
Total stockholders’ equity	64,369,824	91,908,994
Total liabilities and stockholders’ equity	$72,037,515	$95,937,321

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

(A Delaware Corporation)

Statements of Operations

Three and Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues	$—	$—	$—	$—
Expenses:
Research and development	8,767,286	7,568,786	15,875,842	12,642,395
General and administrative	7,880,687	2,075,634	12,285,071	3,363,367
Related party expenses	35,409	67,964	74,601	104,054
Total expenses	16,683,382	9,712,384	28,235,514	16,109,816
Loss from operations	(16,683,382)	(9,712,384)	(28,235,514)	(16,109,816)

Interest income	254,554	692,710	539,446	1,286,179
Net loss	$(16,428,828)	$(9,019,674)	$(27,696,068)	$(14,823,637)
Net loss per share —
Basic and diluted	$(0.87)	$(0.48)	$(1.47)	$(0.79)
Weighted average shares outstanding —
Basic and diluted	18,826,670	18,691,558	18,817,902	18,694,825

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)

Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net loss	$(27,696,068)	$(14,823,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	522,331	528,701
Stock-based compensation expense	165,958	79,600
Changes in assets and liabilities:
Increase in current assets	(983,476)	(1,121,307)
Increase in current liabilities	3,639,364	2,501,562
Net cash and cash equivalents used in operating activities	(24,351,891)	(12,835,081)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	3,005,123	21,719,019
Purchase of marketable securities	(378,263)	(18,722,616)
Purchase of equipment and furniture	(455,259)	(845,758)
Net cash and cash equivalents provided by investing activities	2,171,601	2,150,645

Cash flows from financing activities:
Cash paid in lieu of fractional shares for stock dividend	(9,060)	—
Proceeds from issuance of common stock	—	110,483
Net cash and cash equivalents (used in)/provided by financing activities	(9,060)	110,483

Net decrease in cash and cash equivalents	(22,189,350)	(10,573,953)
Cash and cash equivalents, beginning of period	87,591,975	106,525,864
Cash and cash equivalents, end of period	$65,402,625	$95,951,911

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

Note 1  Basis of Presentation

The financial information herein is unaudited. The balance sheet as of December 31, 2002 is derived from audited financial statements.

The accompanying unaudited financial statements of NeoPharm, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2003, and the results of its operations and its cash flows for the three and six months ended June 30, 2003 and 2002.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

On May 13, 2003, the Company’s Board of Directors declared a 15% common stock dividend to stockholders of record on June 3, 2003, which was issued on June 10, 2003.  All share information for prior periods has been restated to reflect the stock dividend.

Note 2  Stock-based Compensation

The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for stock options and restricted stock granted to its employees under its 1998 Equity Incentive Plan and applies the disclosure requirements of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees” (“SFAS 123”).  Equity instruments issued to non-employees are accounted for in accordance with SFAS 123.

The following table illustrates the effect on net loss and loss per share for the three and six months ended June 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the three months ended:		For the six months ended:
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss, as reported	$(16,428,828)	$(9,019,674)	$(27,696,068)	$(14,823,637)
Add stock-based employee compensation expense included in reported net loss	97,958	—	97,958	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,929,433)	(1,420,106)	(3,835,220)	(4,666,261)
Pro forma net loss	$(18,260,303)	$(10,439,780)	$(31,433,330)	$(19,489,898)

Basic and diluted loss per share of common stock
As reported	$(0.87)	$(0.48)	$(1.47)	$(0.79)
Pro forma	$(0.97)	$(0.56)	$(1.67)	$(1.04)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.  SFAS 123 did not apply to awards prior to 1995.  Additional awards in future periods are anticipated.

Note 3  Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the three months ended:		For the six months ended:
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Numerator:
Net loss	$(16,428,828)	$(9,019,674)	$(27,696,068)	$(14,823,637)

Denominator:
Weighted average shares outstanding	18,826,670	18,691,558	18,817,902	18,694,825

Loss per share - basic and diluted	$(0.87)	$(0.48)	$(1.47)	$(0.79)

Potential common share equivalents:
Stock options	3,294,901	2,954,613	3,284,447	2,847,743

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are equivalent as the effect of all potential common share equivalents is anti-dilutive.

Note 4  Transactions with Related Parties

The following table provides further detail of the related party expenses reflected in the statements of operations.

		For the three months ended:		For the six months ended:
Related Party	Expense Type	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Akorn, Inc.	Consulting	$3,750	$3,919	$11,419	$7,838
E.J. Financial Enterprises	Consulting	31,250	31,250	62,500	62,500
E.J. Financial Enterprises	Direct Expenses	409	241	682	1,162
Unicorn Pharma Consulting, Inc.	Consulting	—	32,554	—	32,554
Total related party expenses		$35,409	$67,964	$74,601	$104,054

In December of 2001, the Board of Directors of the Company appointed a committee composed of the independent members of the Board of Directors (the “Special Committee”) to consider a potential transaction between Akorn, Inc., a publicly traded company, and NeoPharm.  Dr. John N. Kapoor, NeoPharm’s Chairman of the Board of Directors, is also the Chairman of the Akorn Board of Directors and holds a substantial stock position in both companies.  In December 2001, following a recommendation by the Special Committee and approval by the Board of Directors, the Company loaned $3,250,000 to Akorn to assist Akorn in the completion of its lyophilized products manufacturing facility in Decatur, Illinois.  In connection with this transaction, the Special Committee recommended, and the Board of Directors approved, the following agreements:  Promissory Note, dated December 20, 2001, in the original principal amount of $3,250,000 by Akorn to NeoPharm; Processing Agreement, dated December 20, 2001, by and between Akorn and NeoPharm; Subordination and Intercreditor Agreement, dated December 20, 2001, by and between John N. Kapoor, as Trustee under The John N. Kapoor Trust, dated September 20, 1989 and NeoPharm; and a Subordination, Standby and Intercreditor Agreement, dated December 20, 2001, by and among Akorn, Akorn (New Jersey), Inc., The Northern Trust Company and NeoPharm.  The Promissory Note issued by Akorn is due in December 2006, and accrues interest at a rate equal to that received on the Company’s investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt.  The Processing Agreement grants the Company access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at a discounted price, upon completion of the facility.  At the time the agreement with Akorn was reached, Akorn anticipated the facility coming on line in 2003, at approximately the time that NeoPharm anticipated it would need to manufacture the Company’s lyophilized products for Phase II/III clinical trials.  The Processing Agreement provided that Akorn was to begin providing lyophilization services on or before June 30, 2003.  In 2001, the Company recorded the Promissory Note net of a valuation allowance of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%.  As of December 31, 2002, Akorn had not published financial statements for the third or fourth quarter of 2002.  As a result of NeoPharm’s inability to adequately assess the probability of collection of the Promissory Note, the Company elected to record a charge to fully reserve for the Promissory Note and accrued interest as of December 31, 2002.  In May 2003, Akorn published financial statements for the periods through March 31, 2003.  As of June 30, 2003, Akorn had not advised NeoPharm of its ability to begin providing lyophilization services.  As such, NeoPharm believes that Akorn may be in breach of the June 30, 2003 performance deadline in the Processing Agreement.  A breach of the Processing Agreement would also create an Event of Default under the Promissory Note.  Because the carrying value of the Promissory Note is zero, there would be no financial statement impact as a result of any event of default under or non-payment of the Promissory Note.  Akorn continues to be contractually obligated to complete the expansion of its Decatur facility, to manufacture NeoPharm’s NeoLipid™ products, and to repay the Promissory Note.  The Company now estimates that it will not need the capacity provided under the Processing Agreement until 2004.

Note 5  Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates the fair market value. Short -term investment in marketable securities includes liquid investments purchased with an original maturity of between three months and one year. As provided by SFAS No. 115, the Company has elected to treat all of its investments in marketable securities as “available-for-sale”, which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available-for-sale securities deemed to be temporary are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. At June 30, 2003, the Company’s investments in marketable securities consisted primarily of commercial paper, which are recorded at cost plus accrued interest as this approximated the fair market value of the securities held. Dividend and interest income are recognized when earned. No investments were sold during the three and six month periods ended June 30, 2003 or 2002.

Note 6  Contingencies

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its License Agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation (recently acquired by Pfizer), Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin) which were being conducted by Pharmacia. The Company contends that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constitutes a breach of the License Agreement. The Company further contends that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds. The Company is seeking all damages to which it is entitled. NeoPharm believes that these damages are substantial. On May 16, 2002, Pharmacia responded by denying the Company’s allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages. Subsequently, Pharmacia stated in a letter dated November 19, 2002, that it did not intend to move forward with the clinical development of NeoPharm’s NeoLipid™ LEP (LEP-ETU) because of its contention that NeoPharm had not provided Pharmacia with sufficient product data and test samples, a claim which NeoPharm denies. Pharmacia also stated that it would not continue to develop the earlier formulations of LEP and LED. Although Pharmacia indicated that it did not intend to continue with the clinical development of LEP and LED, Pharmacia did not indicate that it had terminated the License Agreement. As a result, in November 2002, NeoPharm terminated the License Agreement in order to allow NeoPharm to continue with the further development of NeoLipid™ formulations of LEP, as well as LED. Pharmacia disputes the propriety of the termination and has included the termination as part of the arbitration hearing. In January 2003, NeoPharm reached an agreement with Pharmacia that allows NeoPharm to reference Pharmacia’s LEP Investigational New Drug application (IND) and start human clinical trials with LEP-ETU. The arbitration proceeding is currently ongoing and no prediction can be made as to the outcome of the claims that the Company and Pharmacia have asserted against each other, or the amounts, if any, which either party may be awarded against the other, which recoveries or liabilities could be substantial. The arbitration hearing began on May 28, 2003, was adjourned on June 27, 2003, and will reconvene on August 25, 2003. The Arbitral Panel has indicated that the taking of evidence will conclude no later than October 7, 2003. A total of 15 additional days have been set aside to complete the hearing between August 25, 2003 and October 7, 2003. NeoPharm has completed presenting its case to the panel.

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

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The

Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

Note 8  Subsequent Event

On July 1, 2003, the Company’s Board of Directors adopted a Stockholder Rights Plan. Under the plan, NeoPharm issued a dividend of one right for each share of its common stock held by stockholders of record as of the close of business on July 28, 2003.  Each right will initially entitle stockholders to purchase a fractional share of NeoPharm’s preferred stock for $112.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% or more of NeoPharm’s common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by NeoPharm for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of NeoPharm or shares of the third party acquirer having a value of twice the right’s then-current exercise price.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from statements made. See “Forward Looking Statements” below.

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

During the quarter ended June 30, 2003, we continued to advance our Phase I/II compounds towards Phase II/III clinical trials. The compounds currently in Phase I/II clinical trials include: IL13-PE38 for the treatment of glioblastoma multiforme; LE-SN38 (liposomal SN38) for the treatment of colorectal and other cancers; LEM (liposomal mitoxantrone) for the treatment of prostate cancer; and, LErafAON (liposomal craf antisense oligonucleotide) for the treatment of radiation and/or chemotherapy resistant tumors. In addition, we expect to begin a Phase I bridging study in August 2003 for LEP-ETU, our new NeoLipid™ formulation of liposomal paclitaxel.  We anticipate the initiation of the pivotal Phase III clinical trial for our lead compound, IL13-PE38, in 2003.

Research and development expenses increased by approximately 16% in the second quarter of 2003 as compared to the second quarter of 2002, and increased approximately 26% during the first half of 2003 versus the first half of 2002.  The Company’s original estimates for 2003 planned for total research and development expenses to be unchanged during the first half of 2003 as compared to the same period of 2002.  The difference between projected and actual research and development expenses was due to higher than planned expenditures for the clinical development of our compounds, primarily IL13-PE38.  The larger than planned IL13-PE38 clinical expenses were a result of faster than anticipated enrollment in the current Phase I/II studies and expenses incurred to prepare for the planned Phase III clinical trials, including the production of the Phase III drug supply during 2003 instead of 2004, as previously planned.  IL13-PE38 expenses are anticipated to be incurred in excess of plan for the remainder of 2003.  However, most of these expenses are related to IL13-PE38 Phase III expenses which were previously expected to be incurred in 2004.  In addition, enrollment of patients in the Phase I clinical trial for LE-SN38 was faster than planned, resulting in expenses in excess of previous estimates for the first half of 2003.

The increase in general and administrative expenses in the second quarter and first half of 2003 as compared with the same periods in 2002 was almost entirely related to expenses incurred in connection with prosecuting our arbitration claim against Pharmacia and Upjohn Company (see Part II Item 1. Legal Proceedings). We have incurred approximately $9 million in arbitration related expenses during 2003 and, at this time, anticipate at least $2 million in additional arbitration related expenses for the remainder of 2003 due to the extension of time granted by the arbitral panel to hear the remainder of the case.  Previous estimates assumed that arbitration related expenses would total approximately $7 million in 2003 and that the hearing would be concluded by June 30, 2003.  While we do not currently anticipate incurring further arbitration related expenses after 2003, this could change if the arbitration hearing is extended again.

As a result of the additional arbitration expenses incurred in the second quarter of 2003, anticipated arbitration related expenses in the second half of 2003 and new estimates relating to the timing of research and development expenses related to the clinical development of our compounds, we are currently projecting a net loss for 2003 in the range of approximately $2.66 - $2.70 per share as compared to previous estimates of $1.56 - $1.74 per share.  Previous estimates did not fully anticipate the size of the arbitration related expenses necessary to conduct the arbitration hearing during the second quarter, the extension of the date to complete the hearing from June 30, 2003 until October 7, 2003, and the 2003 component of expenses for conducting the Phase III clinical trial for IL13-PE38 previously planned to be incurred in 2004.  In addition, the Company had previously intended to slow the development of its NeoLipid™ compounds, if necessary, to offset increases in 2003 expenses related to arbitration related expenses and expenses incurred in 2003 for IL13-PE38 Phase III drug supply production previously anticipated for 2004.  The Company, however, has decided that the progress being made in the NeoLipid™ development programs, specifically for LE-SN38 and LEP, should not be jeopardized by delays, at this time.  At the currently planned level of expenditures, we estimate that we have sufficient cash resources to continue development of our products for at least the next 18 months.  We remain committed to the commercialization of all of our compounds currently under development, and are considering various options to fund the clinical development of the multiple compounds using our proprietary NeoLipid™ liposomal technology. We continue to closely monitor all of our development programs to insure that only projects that show activity in human clinical trials continue to receive financial support.

Results of Operations – Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002.

The Company recorded no revenue for the three months ended June 30, 2003 or for the three months ended June 30, 2002.

Research and development expense for the three months ended June 30, 2003 was $8,767,286 compared to $7,568,786 for the same period in 2002. During the second quarter of 2003, we continued to advance our compounds in Phase I/II clinical development towards Phase II/III clinical trials and we also continued to make progress on the pre-clinical research being conducted to prepare for the initiation of clinical trials for our other compounds under development.  As a result, the overall increase in research and development costs was the result of increased expenses of approximately $546,000 related to the clinical and pre-clinical development of our compounds, increased payroll and consulting expense of approximately $481,000 related to increases in our research and development staff, and an increase of approximately $172,000 in expenses incurred for the operation of the research and development facility in Waukegan, Illinois.

General and administrative expenses (including related party expenses) for the three months ended June 30, 2003 were $7,916,096 compared to $2,143,598 for the same period in 2002. The overall increase in general and administrative expenses was the result of increased expenses of approximately $5,651,000 due to work done on the arbitration claim filed against Pharmacia (see Part II Item 1. Legal Proceedings), an increase of approximately $248,000 in other legal and professional fees due to the Company’s efforts to improve its intellectual property position and comply with new securities laws and regulations, increased insurance expense of approximately $100,000 for the Company’s directors and officers liability insurance and commercial insurance premiums, increased general and administrative payroll expenses of approximately $60,000 and a decrease in general office expenses of approximately $287,000 resulting from the Company’s efforts to cut expenses.

The Company generated interest income on cash and investments of $254,554 and $692,710 for the three months ended June 30, 2003 and June 30, 2002, respectively.  The decrease in interest income for the second quarter of 2003 was primarily due to a decrease in short-term interest rates earned on the Company’s investment portfolio between the second quarter of 2002 and the second quarter of 2003, combined with a reduction in the total cash available for investing during the second quarter of 2003 as the Company used its cash to fund the development of its compounds.

Net loss for the three months ended June 30, 2003 was $16,428,828, or $<0.87> per share basic and diluted, compared to net loss of $9,019,674, or $<0.48> per share basic and diluted, for the three months ended June 30, 2002.

Results of Operations – Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002.

The Company recorded no revenue for the six months ended June 30, 2003 or for the six months ended June 30, 2002.

Research and development expense for the six months ended June 30, 2003 was $15,875,842 compared to $12,642,395 for the same period in 2002. The overall increase in research and development costs was the result of increased expenses of approximately $1,548,000 related to the clinical and pre-clinical development of our compounds, increased payroll and consulting expense of approximately $1,397,000 related to increases in our research and development staff, and an increase of approximately $288,000 in expenses incurred for the operation of the research and development facility in Waukegan, Illinois.

General and administrative expenses (including related party expenses) for the six months ended June 30, 2003 were $12,359,672 compared to $3,467,421 for the same period in 2002. The overall increase in general and administrative expenses was the result of increased expenses of approximately $8,595,000 due to work done on the arbitration claim filed against Pharmacia (see Part II Item 1. Legal Proceedings), an increase of approximately $289,000 in other legal and professional fees due to the Company’s efforts to improve its intellectual property position and comply with new securities laws and regulations, increased insurance expense of approximately $203,000 for the Company’s directors and officers liability insurance and commercial insurance premiums, increased general and administrative payroll expenses of approximately $74,000 and a decrease in general office expenses of approximately $269,000 resulting from the Company’s efforts to cut expenses.

The Company generated interest income on cash and investments of $539,446 and $1,286,179 for the six months ended June 30, 2003 and June 30, 2002, respectively.  The decrease in interest income for the first half of 2003 was primarily due to a decrease in short-term interest rates earned on the Company’s investment portfolio between the first half of 2002 and the first half of 2003, combined with a reduction in the total cash available for investing during the first half of 2003 as the Company used its cash to fund the development of its compounds.

Net loss for the six months ended June 30, 2003 was $27,696,068, or $<1.47> per share basic and diluted, compared to net loss of $14,823,637, or $<0.79> per share basic and diluted, for the six months ended June 30, 2002.

Liquidity and Capital Resources

At June 30, 2003, we had approximately $66,284,000 in cash and cash equivalents and short-term investments and net working capital of approximately $60,193,000. We believe that our cash and cash equivalents and short-term investments should be adequate to fund operations for at least the next 18 months. However, we can offer no assurances that additional funding will not be required during that period. All excess cash has been invested in short-term investments and marketable securities with less than twelve months to maturity.

Our assets at June 30, 2003 were approximately $72,038,000 compared to $95,937,000 at December 31, 2002. This decrease in assets was primarily due to a decrease of cash and cash equivalents and investments in short-term marketable securities of approximately $24,816,000 as a result of cash used in operating activities during the first six months of 2003.

Our liabilities at June 30, 2003 increased to approximately $7,668,000 from approximately $4,028,000 at December 31, 2002. This increase was primarily attributable to increased accrued legal expenses of approximately $2,955,000 as a result of the arbitration with Pharmacia.  Other factors included an increase in accrued compensation of approximately $519,000, a decrease in accrued clinical trial expenses of approximately $133,000, a decrease in trade payables of approximately $26,000, and an increase in other accrued expenses of approximately $325,000.

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

Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates the fair market value. Short-term investment in marketable securities includes liquid investments purchased with an original maturity of between three months and one year. As provided by SFAS No. 115, the Company has elected to treat all of its investments in marketable securities as “available-for-sale”, which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2003, we did not own any derivative instruments, but we were exposed to market risks, primarily changes in U.S. interest rates.  As of June 30, 2003, we held total cash and investments of $66,283,987.  Maturities range from less than one month to approximately 7 months.  Declines in interest rates over time will reduce our interest income from our investments.  Based upon our balance of cash, cash equivalents and marketable securities as of June 30, 2003, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $663,000.

Item 4 – Controls and Procedures

As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are operating effectively as designed.

During the three months ended June 30, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls.

PART II - OTHER INFORMATION

Item 1.                                                             Legal Proceedings

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its License Agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation (recently acquired by Pfizer), Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin) which were being conducted by Pharmacia. The Company contends that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constitutes a breach of the License Agreement. The Company further contends that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds. The Company is seeking all damages to which it is entitled. NeoPharm believes that these damages are substantial. On May 16, 2002, Pharmacia responded by denying the Company’s allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages. Subsequently, Pharmacia stated in a letter dated November 19, 2002, that it did not intend to move forward with the clinical development of NeoPharm’s NeoLipid™ LEP (LEP-ETU) because of its contention that NeoPharm had not provided Pharmacia with sufficient product data and test samples, a claim which NeoPharm denies. Pharmacia also stated that it would not continue to develop the earlier formulations of LEP and LED. Although Pharmacia indicated that it did not intend to continue with the clinical development of LEP and LED, Pharmacia did not indicate that it had terminated the License Agreement. As a result, in November 2002, NeoPharm terminated the License Agreement in order to allow NeoPharm to continue with the further development of NeoLipid™ formulations of LEP, as well as LED. Pharmacia disputes the propriety of the termination and has included the termination as part of the arbitration hearing. In January 2003, NeoPharm reached an agreement with Pharmacia that allows NeoPharm to reference Pharmacia’s LEP Investigational New Drug application (IND) and start human clinical trials with LEP-ETU. The arbitration proceeding is currently ongoing and no prediction can be made as to the outcome of the claims that the Company and Pharmacia have asserted against each other, or the amounts, if any, which either party may be awarded against the other, which recoveries or liabilities could be substantial. The arbitration hearing began on May 28, 2003, was adjourned on June 27, 2003, and will reconvene on August 25, 2003. The Arbitral Panel has indicated that the taking of evidence will conclude no later than October 7, 2003. A total of 15 additional days have been set aside to complete the hearing between August 25, 2003 and October 7, 2003. NeoPharm has completed presenting its case to the panel.

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

None

Item 3.                                                           Defaults Upon Senior Securities

None

Item 4.                                                           Submission of Matters to a Vote of Security-Holders

On June 5, 2003 the Company held its Annual Meeting of Stockholders to elect six directors to serve until the 2004 Annual Meeting of Stockholders.  With respect to the election for directors, the votes were as follows:

	VOTES FOR	VOTES AGAINST	VOTES WITHHELD

John N. Kapoor	15,230,080	0	158,533
James M. Hussey	15,228,100	0	160,513
Matthew P. Rogan	14,483,314	0	905,299
Kaveh T. Safavi	15,274,923	0	113,690
Sander A. Flaum	15,325,343	0	63,270
Erick E. Hanson	15,305,438	0	83,175

Item 5.                                                           Other Information

None

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit 31.1                      Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

Exhibit 31.2                      Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

Exhibit 32.1                      Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes–Oxley Act of 2002.

Exhibit 32.2                      Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(b)         Reports on Form 8-K

On May 14, 2003, the Company filed a report on Form 8-K incorporating a press release reporting the Company’s financial results for the first quarter ended March 31, 2003.

On June 30, 2003, the Company filed a report on Form 8-K incorporating a press release providing information on the revised schedule for concluding the Registrant’s ongoing arbitration hearing with Pharmacia and Upjohn Company (now Pfizer).

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPHARM, INC.
Date: August 14, 2003	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)