Form 10-Q
period 2003-09-30
NEOPHARM INC
filed 2003-11-14
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of October 31, 2003 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	18,840,268

NEOPHARM, INC.
(A DELAWARE CORPORATION)
FORM 10Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
(A Delaware Corporation)
Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,055,135	$87,591,975
Short-term investment in marketable securities	2,497,073	3,508,222
Prepaid expenses	1,051,084	454,893
Other receivables	331,321	137,954
Total current assets	54,934,613	91,693,044
Equipment and furniture:
Equipment	4,635,071	4,192,551
Furniture	868,580	801,783
Leasehold improvements	594,007	428,708
Less accumulated depreciation	(1,982,849)	(1,178,765)
Total equipment and furniture, net	4,114,809	4,244,277
Total assets	$59,049,422	$95,937,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued clinical trial expense	$3,249,197	$1,611,100
Accrued compensation	1,322,554	478,026
Accrued legal expenses	1,130,544	1,018,414
Accounts payable	478,410	492,816
Other accrued expenses	254,670	427,971
Total current liabilities	6,435,375	4,028,327

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 18,840,268 and 18,804,258 shares issued and outstanding, respectively	4,038	3,509
Additional paid-in capital	171,425,893	170,805,705
Accumulated deficit	(118,815,884)	(78,900,220)
Total stockholders’ equity	52,614,047	91,908,994
Total liabilities and stockholders’ equity	$59,049,422	$95,937,321

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)
Statements of Operations
Three and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues	$—	$—	$—	$—
Expenses:
Research and development	9,164,262	8,978,572	25,040,104	21,620,967
General and administrative	3,168,363	1,841,795	15,453,434	5,197,662
Related party expenses	35,587	45,798	110,188	157,351
Total expenses	12,368,212	10,866,165	40,603,726	26,975,980
Loss from operations	(12,368,212)	(10,866,165)	(40,603,726)	(26,975,980)

Interest income	148,615	602,200	688,062	1,888,379
Net loss	$(12,219,597)	$(10,263,965)	$(39,915,664)	$(25,087,601)
Net loss per share —
Basic and diluted	$(0.65)	$(0.55)	$(2.12)	$(1.34)
Weighted average shares outstanding —
Basic and diluted	18,832,741	18,714,058	18,822,903	18,701,306

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)
Statements of Cash Flows
Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net loss	$(39,915,664)	$(25,087,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	804,084	978,550
Stock-based compensation expense	434,215	79,600
Changes in assets and liabilities:
Increase in current assets	(789,558)	(1,109,001)
Increase in current liabilities	2,407,048	3,984,231
Net cash and cash equivalents used in operating activities	(37,059,875)	(21,154,221)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	3,508,362	25,981,513
Proceeds from sales of marketable securities	—	9,168,783
Purchase of marketable securities	(2,497,213)	(23,381,239)
Purchase of equipment and furniture	(674,616)	(2,173,257)
Net cash and cash equivalents provided by investing activities	336,533	9,595,800

Cash flows from financing activities:
Cash paid in lieu of fractional shares for stock dividend	(9,060)	—
Proceeds from issuance of common stock	195,562	937,782
Net cash and cash equivalents provided by financing activities	186,502	937,782

Net decrease in cash and cash equivalents	(36,536,840)	(10,620,639)
Cash and cash equivalents, beginning of period	87,591,975	106,525,864
Cash and cash equivalents, end of period	$51,055,135	$95,905,225

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.
(A Delaware Corporation)

NOTES TO FINANCIAL STATEMENTS
September 30, 2003

Note 1  Basis of Presentation

The financial information herein is unaudited. The balance sheet as of December 31, 2002 is derived from audited financial statements.

The accompanying unaudited financial statements of NeoPharm, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2003, and the results of its operations and its cash flows for the three and nine months ended September 30, 2003 and 2002.

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

The following table illustrates the effect on net loss and loss per share for the three and nine months ended September 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the three months ended:		For the nine months ended:
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net loss, as reported	$(12,219,597)	$(10,263,965)	$(39,915,664)	$(25,087,601)
Add stock-based employee compensation expense included in reported net loss	94,867	—	192,825	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,990,321)	(1,360,357)	(5,825,541)	(6,026,618)
Pro forma net loss	$(14,115,051)	$(11,624,322)	$(45,548,380)	$(31,114,219)

Basic and diluted loss per share of common stock
As reported	$(0.65)	$(0.55)	$(2.12)	$(1.34)
Pro forma	$(0.75)	$(0.62)	$(2.42)	$(1.66)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.  SFAS 123 did not apply to awards prior to 1995.  Additional awards in future periods are anticipated.

Note 3  Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the three months ended:		For the nine months ended:
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Numerator:
Net loss	$(12,219,597)	$(10,263,965)	$(39,915,664)	$(25,087,601)

Denominator:
Weighted average shares outstanding	18,832,741	18,714,058	18,822,903	18,701,306

Loss per share - basic and diluted	$(0.65)	$(0.55)	$(2.12)	$(1.34)

Potential common share equivalents:
Stock options	3,305,916	2,959,640	3,307,663	2,885,182

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are equivalent as the effect of all potential common share equivalents is anti-dilutive.

Note 4  Transactions with Related Parties

The following table provides further detail of the related party expenses reflected in the statements of operations.

		For the three months ended:		For the nine months ended:
Related Party	Expense Type	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Akorn, Inc.	Consulting	$3,750	$7,669	$15,169	$23,006
E.J. Financial Enterprises	Consulting	31,250	31,250	93,750	93,750
E.J. Financial Enterprises	Direct Expenses	587	54	1,269	1,216
Unicorn Pharma Consulting, Inc.	Consulting	—	6,825	—	39,379
Total related party expenses		$35,587	$45,798	$110,188	$157,351

In December 2001, NeoPharm entered into a transaction whereby NeoPharm loaned to Akorn, Inc., a Louisiana corporation, $3,250,000 to assist Akorn in the completion of its lyophilized products manufacturing facility in Decatur, Illinois.  Dr. John N. Kapoor, NeoPharm’s Chairman of the Board of Directors, is, and was in December 2001, also the Chairman of the Akorn Board of Directors and holds a substantial stock position in both companies.  In connection with the loan transaction, NeoPharm entered into the following agreements:  Promissory Note, dated December 20, 2001, in the original principal amount of $3,250,000 by Akorn to NeoPharm; Processing Agreement, dated December 20, 2001, by and between Akorn and NeoPharm; Subordination and Intercreditor Agreement, dated December 20, 2001, by and between John N. Kapoor, as Trustee under The John N. Kapoor Trust, dated September 20, 1989 and NeoPharm; and a Subordination, Standby and Intercreditor Agreement, dated December 20, 2001, by and among Akorn, Akorn (New Jersey), Inc., The Northern Trust Company and NeoPharm.  The Promissory Note issued by Akorn was due in December 2006, and accrued interest at a rate equal to that received on the Company’s investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt.  The Processing Agreement grants NeoPharm access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at most favored nations pricing, upon completion of the facility. The Processing Agreement also provided that Akorn was to begin providing lyophilization services on or before June 30, 2003. At the time these transactions were entered into, Akorn represented that the  manufacturing facility would be operational  in 2003, approximately the time when NeoPharm anticipated it would need to manufacture its lyophilized products for Phase II/III clinical trials.    In 2001, NeoPharm recorded the Promissory Note net of a valuation allowance of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%.  As of December 31, 2002, Akorn had not published financial statements for the third and fourth quarter of 2002.  Primarily as a result of the lack of published financial information by Akorn, the Company determined the Promissory Note was impaired and recorded a charge to fully reserve for the Promissory Note and accrued interest as of December 31, 2002.  In May 2003, Akorn published financial statements for the periods through March 31, 2003.  On August 18, 2003, after NeoPharm had confirmed a breach of the Processing Agreement, and therefore the Promissory Note, due to Akorn’s failure to provide lyophilization manufacturing capacity by June 30, 2003, NeoPharm presented Akorn with a formal “Notice of Default” on the Promissory Note.  Because the carrying value of the Promissory Note is zero, there is no financial statement impact as a result of any event of default under, or non-payment of, the Promissory Note.

Note 5  Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates the fair market value. Short -term investment in marketable securities includes liquid investments purchased with an original maturity of between three months and one year. As provided by SFAS No. 115, the Company has elected to treat all of its investments in marketable securities as “available-for-sale”, which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available-for-sale securities deemed to be temporary are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. At September 30, 2003, the Company’s investments in marketable securities consisted primarily of commercial paper, which are recorded at cost plus accrued interest as this approximated the fair market value of the securities held. Dividend and interest income are recognized when earned. No investments were sold during the three and nine month periods ended September 30, 2003.  Realized gain on investments sold during the three and nine month periods ended September 30, 2002 was $3,117 and realized loss on investments sold was $29,873.

Note 6  Contingencies

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its License Agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation (now Pfizer), Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin) which were being conducted by Pharmacia. The Company contends that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constitutes a breach of the License Agreement. The Company further contends that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds. The Company is seeking all damages to which it is entitled. NeoPharm believes that these damages are substantial. On May 16, 2002, Pharmacia responded by denying the Company’s allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages. Subsequently, Pharmacia stated in a letter dated November 19, 2002, that it did not intend to move forward with the clinical development of NeoPharm’s NeoLipid™ LEP (LEP-ETU) because of its contention that NeoPharm had not provided Pharmacia with sufficient product data and test samples, a claim which NeoPharm denies. Pharmacia also stated that it would not continue to develop the earlier formulations of LEP and LED. Although Pharmacia indicated that it did not intend to continue with the clinical development of LEP and LED, Pharmacia did not indicate that it had terminated the License Agreement. As a result, in November 2002, NeoPharm terminated the License Agreement in order to allow NeoPharm to continue with the further development of NeoLipid™ formulations of LEP, as well as LED. Pharmacia disputes the propriety of the termination and has included the termination as part of the arbitration hearing. In January 2003, NeoPharm reached an agreement with Pharmacia that allows NeoPharm to reference Pharmacia’s LEP Investigational New Drug application (IND) and start human clinical trials with LEP-ETU. The arbitration proceeding is currently ongoing and no prediction can be made as to the outcome of the claims that the Company and Pharmacia have asserted against each other, or the amounts, if any, which either party may be awarded against the other, which recoveries or liabilities could be substantial. The arbitration hearing began on May 28, 2003, was adjourned on June 27, 2003, and reconvened on August 25, 2003. The Arbitral Panel has indicated that the taking of evidence will conclude before the end of 2003. NeoPharm has completed presenting its case to the panel.

In January 2002, at Pharmacia’s request and in an attempt to assist Pharmacia in moving forward with its development efforts, the Company agreed to apply NeoPharm’s NeoLipid™ technology to paclitaxel.  NeoLipid™ technology is a new technology developed by the Company for its other liposomal compounds, was developed subsequent to the execution of the agreement with Pharmacia and has never been licensed to Pharmacia. Although NeoPharm had no obligation to assist in the development of liposomal paclitaxel, NeoPharm agreed to attempt to formulate a NeoLipid™ formulation of paclitaxel (LEP-ETU). NeoPharm incurred expenses during 2002 related to its efforts to develop LEP-ETU. The Company has sent invoices totaling over $1,500,000 to Pharmacia for work conducted by NeoPharm to develop LEP-ETU. NeoPharm has not received payment on the invoices sent to Pharmacia and these amounts have not been included in the results of operations. NeoPharm asserts that it is entitled to payment on these invoices.

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

The pharmaceutical industry has traditionally experienced difficulty in maintaining product liability insurance coverage at desired levels. To date, no significant product liability suit has ever been filed against the Company, though it should be noted that while the Company's drug compounds are administered to patients in the Company's ongoing clinical trials, the Company does not at this time have any products which are approved for sale to the general public. If a product liability suit were filed and a judgment entered against the Company, it could have a material adverse effect upon the Company’s operations and financial condition. While the Company maintains insurance to cover the use of its products in clinical trials, at this time the Company does not maintain insurance covering the sale of its products nor is there any assurance that it will be able to obtain or maintain such insurance on acceptable terms or with adequate coverage against potential liabilities.

Note 7  Subsequent Events

On October 1, 2003, the Company filed a registration statement with the Securitites and Exchange Commission for the proposed offering from time to time of up to $125 million of NeoPharm common stock, preferred stock or a combination of these securities. The Company has no immediate plans to sell any securities under this registration statement, and these securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement is declared effective.

On October 7, 2003, NeoPharm entered into an Amended and Revised Promissory Note, an Amendment to the Processing Agreement and a Subordination and Intercreditor Agreement with LaSalle Bank, N.A., in connection with Akorn’s consummation of a new loan and credit facility with LaSalle. Pursuant to the Amended and Restated Promissory Note, NeoPharm agreed to waive current Events of Default under the original Promissory Note and Akorn agreed to increase the interest rate  to prime rate plus 175 basis points and to  provide a repayment schedule more favorable to NeoPharm.  Under the terms of the Amendment to the Processing Agreement and the Amended and Restated Promissory Note,  Akorn committed to be prepared to provide lyophilization manufacturing capacity by October 1, 2004. Finally, under the terms of the Subordination and Intercreditor Agreement with LaSalle, Neopharm agreed to subordinate collection of amounts outstanding under the Amended and Restated Promissory Note to LaSalle’s collection of amounts outstanding under LaSalle’s loan and credit facility with Akorn.

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

During the quarter ended September 30, 2003, we continued to advance our Phase I/II compounds towards Phase II/III clinical trials. The compounds currently in clinical development include: IL13-PE38 for the treatment of glioblastoma multiforme; LE-SN38 (liposomal SN38) for the treatment of colorectal and other cancers; LEM (liposomal mitoxantrone) for the treatment of prostate cancer; and, LErafAON (liposomal craf antisense oligonucleotide) for the treatment of radiation and/or chemotherapy resistant tumors. In addition, we began a Phase I bridging study in August 2003 for LEP-ETU, our new NeoLipid™ formulation of liposomal paclitaxel.  We now anticipate the enrollment of the first patient in our pivotal Phase III clinical trial for our lead compound, IL13-PE38, in the fourth quarter of 2003 or the first quarter of 2004.

Research and development expenses increased by approximately 2% in the third quarter of 2003 as compared to the third quarter of 2002, and increased approximately 16% during the first nine months of 2003 versus the first nine months of 2002.  The Company’s revised estimates for 2003 called for total research and development expenses to increase approximately 8% for the third quarter of 2003 over the third quarter of 2002, resulting in total research and development expenses approximately 18% higher for the first nine months of 2003 versus the same period in 2002.  The difference between projected and actual research and development expenses in the third quarter of 2003 was primarily due to lower than expected clinical drug supply spending during the quarter.  However, these expenses are expected to be incurred in the fourth quarter of 2003.  In addition, we expect to accelerate approximately $250,000 of planned 2004 expenses for the Phase III IL13-PE38 clinical trial into the fourth quarter of 2003 in preparation for the initiation of the Phase III clinical trial.

It is difficult to predict with any certainty the timing, estimated costs to complete development and anticipated completion dates of compounds in Phase I clinical development. A number of factors contribute to this uncertainty, including; side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, size and scope of pivotal Phase III clinical trials are unknown until enough data is available to present a Phase III plan to the FDA for approval.   In addition, our drug compounds are required to be approved by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, net cash inflows.  Because our lead compound, IL13-PE38, is currently about to enter a Phase III clinical trial, we are able to make some estimates regarding the completion of Phase III.  Our current estimates anticipate further expenses of approximately $35 - $40 million to complete the Phase III clinical trial.  Assuming that the first patient is enrolled during the fourth quarter of 2003 or first quarter of 2004, we anticipate being able to submit a Biologic License Application (BLA) to the FDA in 2006 seeking marketing approval of the drug.  However, there can be no assurance that the FDA will approve the BLA.  Assuming that we receive authorization to begin selling IL13-PE38, we anticipate the first sales of the product in 2007.

                The table below includes a summary of identified project costs incurred to date for our major research and development projects. Generally, identified project costs include expenses incurred specifically for clinical trials and pre-clinical studies we conduct on our drug compounds, and exclude expenses incurred for salaries paid to our professional staff, overhead expenses for our Lake Forest and Waukegan facilities and general laboratory supplies used in our research, which are identified as non-project specific.

Research Project	Costs Incurred in Current Quarter	Costs Incurred Year-to-Date	Total Costs Incurred Since Beginning of Project
IL13-PE38	$4,434,703	$9,248,601	$15,871,934
LE-SN38	253,529	1,163,374	2,046,711
LEP-ETU	196,736	579,231	661,959
LErafAON	150,614	522,920	5,950,663
LEM	167,044	696,516	3,057,255
Non-project specific	3,961,636	12,829,462	N/A
Total research and development expenses	9,164,262	25,040,104	N/A

The increase in general and administrative expenses in the third quarter and first nine months of 2003 as compared with the same periods in 2002 was almost entirely related to expenses incurred in connection with prosecuting our arbitration claim against Pharmacia (see Part II Item 1. Legal Proceedings). We have incurred approximately $10.2 million in arbitration related expenses during 2003 and, at this time, anticipate at least $1.8 million in additional arbitration related expenses for the remainder of 2003 due to the extension of time granted by the Arbitral Panel to hear the remainder of the case.  We remain confident that the hearing will conclude before the end of 2003.  Although we currently anticipate that the hearing phase of the arbitration will conclude in 2003, we do expect to incur some arbitration related expenses in the first quarter of 2004. However, the size and scope of the 2004 arbitration expenses can only be determined upon conclusion of the hearing. As of the date of this report, the hearing phase of the arbitration is still ongoing.

As a result of the additional arbitration expenses now expected to be incurred in the fourth quarter of 2003 and updated estimates relating to the timing of research and development expenses for the clinical development of our compounds, we currently estimate a net loss for 2003 in the range of approximately $2.75 - $2.77 per share as compared to our previous estimate of $2.66 - $2.70 per share.  We remain committed to the commercialization of our compounds and are considering various options to fund the clinical development of the multiple compounds currently in clinical trials.

On October 1, 2003, we filed a registration statement with the Securities and Exchange Commission for the proposed offering from time to time of up to $125 million of NeoPharm common stock, preferred stock or a combination of these securities. Although a registration statement has been filed with the SEC, the registration statement has not yet become effective. As a result, these securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective.  Upon the registration statement becoming effective, the securities will be available for sale to fund our operations as needed.  The Company has no immediate plans to sell any securities under this registration statement.  We continue to closely monitor all of our development programs to ensure that only projects that show activity in human clinical trials continue to receive financial support.

In November 2003, we announced plans to sell a product recently developed utilizing the latest advances in our NeoLipid™ technology.  We expect to commence selling NeoPhectin™ gene transfection kits to distributors in January 2004.  Our current laboratory facilities provide us with the ability to produce commercial quantities of the material without reducing the level of our research and development activities.  Accordingly, we do not expect to incur significant incremental costs to produce NeoPhectin™ gene transfection kits.

Results of Operations – Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002.

The Company recorded no revenue for the three months ended September 30, 2003 or for the three months ended September 30, 2002.

Research and development expense for the three months ended September 30, 2003 was $9,164,262 compared to $8,978,572 for the same period in 2002. During the third quarter of 2003, we continued to advance our lead compound, IL13-PE38 towards a pivotal Phase III clinical trial.  As a result, the overall increase in research and development costs was the result of increased expenses of approximately $3,129,000 related to the development of IL13-PE38, including costs associated with producing the Phase III drug supply.  As a result of our efforts to begin the Phase III clinical trial for IL13-PE38, we reduced our research and development expenses for other research projects by approximately $2,943,000 during the third quarter of 2003 as compared to the third quarter of 2002.

General and administrative expenses (including related party expenses) for the three months ended September 30, 2003 were $3,203,950 compared to $1,887,593 for the same period in 2002. The overall increase in general and administrative expenses was the result of increased expenses of approximately $862,000 due to work done on the arbitration claim filed against Pharmacia (see Part II Item 1. Legal Proceedings), an increase of approximately $207,000 in other legal and professional fees due to the Company’s efforts to improve its intellectual property position and comply with new securities laws and regulations, increased insurance expense of approximately $103,000 for the Company’s directors and officers liability insurance and commercial insurance premiums, increased general and administrative payroll expenses, consulting fees and Director’s fees of approximately $177,000 and a decrease in depreciation expense of approximately $32,000 resulting from the Company’s change from an accelerated depreciation method to the straight line method.

The Company generated interest income on cash and investments of $148,615 and $602,200 for the three months ended September 30, 2003 and September 30, 2002, respectively.  The decrease in interest income for the third quarter of 2003 was primarily due to the reduction in the total cash available for investing during the third quarter of 2003 as the Company used its cash to fund the development of its compounds and to pay expenses associated with the ongoing arbitration case with Pharmacia during 2003.

Net loss for the three months ended September 30, 2003 was $12,219,597, or $<0.65> per share basic and diluted, compared to net loss of $10,263,965, or $<0.55> per share basic and diluted, for the three months ended September 30, 2002.

Results of Operations – Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002.

The Company recorded no revenue for the nine months ended September 30, 2003 or for the nine months ended September 30, 2002.

Research and development expense for the nine months ended September 30, 2003 was $25,040,104 compared to $21,620,967 for the same period in 2002. The overall increase in research and development costs was primarily the result of increased expenses of approximately $6,690,000 related to the development of our lead compound, IL13-PE38, as we prepare to enter pivotal Phase III clinical trials, as well as increased expenses of approximately $714,000 for the Phase I development of LE-SN38 and approximately $509,000 for the Phase I development of LEP-ETU.  These increased expenses were offset by a reduction of approximately $6,176,000 in other research and development expenses during the first nine months of 2003.  In addition, we experienced an increase in payroll and consulting expense of approximately $1,414,000 related to increases in our research and development staff, and an increase of approximately $268,000 in expenses incurred for the operation of the research and development facility in Waukegan, Illinois.

General and administrative expenses (including related party expenses) for the nine months ended September 30, 2003 were $15,563,622 compared to $5,355,013 for the same period in 2002. The overall increase in general and administrative expenses was the result of increased expenses of approximately $9,457,000 due to work done on the arbitration claim filed against Pharmacia (see Part II Item 1. Legal Proceedings), an increase of approximately $496,000 in other legal and professional fees due to the Company’s efforts to improve its intellectual property position and comply with new securities laws and regulations, increased insurance expense of approximately $306,000 for the Company’s directors and officers liability insurance and commercial insurance premiums, increased general and administrative payroll expenses, consulting fees and Director’s fees of approximately $251,000 and a decrease in general office expenses of approximately $302,000 resulting from the Company’s ongoing efforts to reduce expenses.

The Company generated interest income on cash and investments of $688,062 and $1,888,379 for the nine months ended September 30, 2003 and September 30, 2002, respectively.  The decrease in interest income for the first nine months of 2003 was primarily due to a reduction in the total cash available for investing during the first nine months of 2003 as the Company used its cash to fund the development of its compounds and to pay expenses associated with the ongoing arbitration case with Pharmacia.

Net loss for the nine months ended September 30, 2003 was $39,915,664, or $<2.12> per share basic and diluted, compared to net loss of $25,087,601, or $<1.34> per share basic and diluted, for the nine months ended September 30, 2002.

Liquidity and Capital Resources

At September 30, 2003, we had approximately $53,552,000 in cash and cash equivalents and short-term investments, and net working capital of approximately $48,499,000. All excess cash is currently invested in marketable securities with less than twelve months to maturity.  We believe that our cash and cash equivalents and short-term investments should be adequate to fund our operations for at least the next 12 months. However, we can offer no assurances that additional funding will not be required during that period. On October 1, 2003, we announced the filing of a registration statement with the Securities and Exchange Commission for the proposed offering from time to time of up to $125 million of NeoPharm common stock, preferred stock or a combination of these securities. Although a registration statement has been filed with the SEC, the registration statement has not yet become effective. As a result, these securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective.  Upon the registration statement becoming effective, the securities will be available for sale to fund our operations as needed.  The Company has no immediate plans to sell any securities under this registration statement.  As a result of anticipated sales of NeoPhectin™, we expect to require working capital to provide customers with customary payment terms on sales made; however, we do not expect to require working capital to build inventory as our current business strategy includes producing kits only upon receipt of firm purchase orders from customers.  We believe that our current capital resources are sufficient to provide the working capital needs for sales of NeoPhectin™.

Our assets at September 30, 2003 were approximately $59,049,000 compared to $95,937,000 at December 31, 2002. This decrease in assets was primarily due to a decrease of cash and cash equivalents and investments in marketable securities of approximately $37,548,000 as a result of cash used in operating activities during the first nine months of 2003.

Our liabilities at September 30, 2003 increased to approximately $6,435,000 from approximately $4,028,000 at December 31, 2002. This increase was primarily attributable to increased accrued clinical trial expenses of approximately $1,638,000 and an increase in accrued compensation of approximately $845,000.  Other accrued expenses, including accrued legal expenses and accounts payable, decreased approximately $76,000 since December 31, 2002.

We may seek to satisfy our future funding requirements through public or private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources including, but not limited to, sales of NeoPhectin™. Additional financing may not be available when needed or on terms acceptable to us. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our research and development programs, relinquish rights to certain of our technologies, cancer drugs or products, or license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

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

Forward Looking Statements

Any statements made by NeoPharm, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company’s drug candidates, non-drug products such as NeoPhectin™, uncertainty regarding the outcome of damage claims made by or against the Company, unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates that could slow or prevent products coming to market, the uncertainty of patent protection for the Company’s intellectual property or trade secrets, and other factors referenced under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2003, we did not own any derivative instruments, but we were exposed to market risks, primarily changes in U.S. interest rates.  As of September 30, 2003, we held total cash and investments of $53,552,208.  Maturities range from less than one month to approximately 10 months.  Declines in interest rates over time will reduce our interest income from our investments.  Based upon our balance of cash, cash equivalents and marketable securities as of September 30, 2003, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $536,000.

Item 4 – Controls and Procedures

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are operating effectively as designed.

During the three months ended September 30, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls.

PART II - OTHER INFORMATION

Item 1.                                                             Legal Proceedings

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its License Agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation (now Pfizer), Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin) which were being conducted by Pharmacia. The Company contends that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constitutes a breach of the License Agreement. The Company further contends that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds. The Company is seeking all damages to which it is entitled. NeoPharm believes that these damages are substantial. On May 16, 2002, Pharmacia responded by denying the Company’s allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages. Subsequently, Pharmacia stated in a letter dated November 19, 2002, that it did not intend to move forward with the clinical development of NeoPharm’s NeoLipid™ LEP (LEP-ETU) because of its contention that NeoPharm had not provided Pharmacia with sufficient product data and test samples, a claim which NeoPharm denies. Pharmacia also stated that it would not continue to develop the earlier formulations of LEP and LED. Although Pharmacia indicated that it did not intend to continue with the clinical development of LEP and LED, Pharmacia did not indicate that it had terminated the License Agreement. As a result, in November 2002, NeoPharm terminated the License Agreement in order to allow NeoPharm to continue with the further development of NeoLipid™ formulations of LEP, as well as LED. Pharmacia disputes the propriety of the termination and has included the termination as part of the arbitration hearing. In January 2003, NeoPharm reached an agreement with Pharmacia that allows NeoPharm to reference Pharmacia’s LEP Investigational New Drug application (IND) and start human clinical trials with LEP-ETU. The arbitration proceeding is currently ongoing and no prediction can be made as to the outcome of the claims that the Company and Pharmacia have asserted against each other, or the amounts, if any, which either party may be awarded against the other, which recoveries or liabilities could be substantial. The arbitration hearing began on May 28, 2003, was adjourned on June 27, 2003, and reconvened on August 25, 2003. The Arbitral Panel has indicated that the taking of evidence will conclude no later than the end of 2003. NeoPharm has completed presenting its case to the panel.

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

Item 2.                                                           Changes in Securities and Use of Proceeds

On July 1, 2003, the Company announced the adoption of a shareholder rights plan.  The plan is designed to protect Company shareholders from coercive or unfair takeover techniques that could deny them the opportunity to realize the full value of their investment.  The terms of the plan provide for a dividend of one right to purchase one one-thousandth (1/1000th) of a share of a newly created class of preferred stock (“Series A Participating Preferred Stock”) for each share of common stock outstanding as of the close of business on July 28, 2003.  The rights expire on July 28, 2013 and may only be exercised if certain conditions are met.  The Company also entered into a Preferred Stock Rights Agreement with Computershare Investor Services LLC (“Computershare”) whereby Computershare agreed to act as a rights agent.  A copy of the Preferred Stock Rights Agreement was filed as an exhibit to the Company’s Registration Statement on Form 8-A filed on July 17, 2003 (Commission File No.

000-26898).

Item 3.                                                           Defaults Upon Senior Securities

None

Item 4.                                                           Submission of Matters to a Vote of Security-Holders

None

Item 5.                                                           Other Information

None

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit 10.1	First Amended and Restated Synthetic Cardiolipin Supply Agreement dated November 1999 between Avanti Polar Lipids, Inc. and the Company

Exhibit 10.2	Conditional Option Agreement dated January 26, 1999 between Avanti Polar Lipids, Inc. and the Company

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes–Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(b)         Reports on Form 8-K

On July 1, 2003, the Company filed a report on Form 8-K incorporating a press release announcing the adoption of a shareholder rights plan by the Company’s Board of Directors.

On July 7, 2003, the Company filed a report on Form 8-K to disclose the Shareholder Rights Plan Agreement adopted by the Company’s Board of Directors.

On August 13, 2003, the Company filed a report on Form 8-K incorporating a press release reporting the Company’s financial results for the second quarter ended June 30, 2003.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPHARM, INC.
Date: November 14, 2003	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)