Form 10-K
period 2003-12-31
NEOPHARM INC
filed 2004-03-15
CIK 942788

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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
COMMON STOCK, $.0002145 PAR VALUE
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐

        The aggregate market value of the Registrant's common stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of 5% of the registrant's stock) of the registrant, par value $.0002145 per share, (based on the closing price of such shares on the NASDAQ on June 30, 2003) was $98,632,971. As of March 1, 2004 there were 23,198,374 shares of Common Stock outstanding.

Documents Incorporated by Reference

        Certain information required in Part III of the Registrant's Annual Report on Form 10-K for December 31, 2003 is incorporated by reference to portions of the Registrant's definitive proxy statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2003.

FORM 10-K TABLE OF CONTENTS

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

        This annual report on Form 10-K includes forward looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us, including, among other things:

  •
  failure to achieve positive results in clinical trials;

  •
  competitive factors;

  •
  general economic conditions;

  •
  relationships with pharmaceutical and biotechnology companies;

  •
  the ability to develop safe and efficacious drugs;

  •
  variability of royalty, license and other revenue;

  •
  failure to satisfy performance obligations in our licenses or other contracts;

  •
  ability to enter into future collaborative agreements;

  •
  uncertainty regarding our patents and patent rights (including the risk that we may be forced to engage in costly litigation to protect such patent rights and the material harm to us if there were an unfavorable outcome of any such litigation);

  •
  governmental regulation and suspension;

  •
  technological change;

  •
  changes in industry practices; and

  •
  one time events.

        In addition, in this annual report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to us, our business, or our management, are intended to identify forward-looking statements. All of our forward looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading ITEM 1.—"BUSINESS—RISK FACTORS," and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

BUSINESS OVERVIEW

        We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of cancer. We have built our drug portfolio based on our two novel proprietary technology platforms: the NeoLipid liposomal drug delivery system and a tumor-

targeting toxin platform. We have four cancer product candidates in various stages of clinical development. The following table summarizes key information about our current product pipeline:

Drug product candidate	Clinical indication(s)	Clinical development status	Commercialization rights
IL13-PE38QQR	Glioblastoma multiforme (brain cancer)	Phase III	Worldwide
LE-SN38	Colorectal cancer and other solid tumors	Phase I	Worldwide
LEP-ETU	Breast cancer, lung cancer, ovarian cancer and other solid tumors	Phase I	Worldwide(1)
LErafAON	Cancer	Phase I	Worldwide

(1)
Worldwide rights were licensed to Pharmacia and Upjohn Company in February 1999. We terminated the related license agreement in November 2002. Pharmacia, however, disputes the termination, and the matter is to be resolved as part of the arbitration dispute between the parties. We currently expect this dispute to be resolved in the first half of 2004.

        Our most advanced product candidate is IL13-PE38QQR, a tumor-targeting toxin being developed as a treatment for glioblastoma multiforme, a deadly form of brain cancer. Based on the results from our Phase I/II clinical trials, we began a pivotal Phase III registration clinical trial in the first quarter of 2004. In addition, three compounds based on our NeoLipid drug delivery platform are currently in Phase I clinical development. These compounds are:

  •
  LE-SN38, a liposomal formulation of SN-38, the active metabolite of the pro-drug irinotecan (marketed in the US as Camptosar by Pfizer), which is currently approved by the US Food and Drug Administration (FDA) for the treatment of colorectal cancer;

  •
  LEP-ETU, a liposomal formulation of the anti-cancer agent paclitaxel, which is currently approved by the FDA for the treatment of breast, lung and ovarian cancer; and

  •
  LErafAON, our liposomal antisense oligonucleotide under development as a therapeutic enhancement for both radiation therapy and cancer chemotherapy.

        Previously, we had been developing a liposomal formulation of mitoxantrone (LEM). Based on an analysis of the limited potential market size for the compound, we have decided to cease further development of LEM.

        NeoLipid technology combines drugs or other compounds with our proprietary lipids and allows for the creation of a stable liposome. This physical property is especially important during drug storage and after the drug has been administered intravenously to the patient. We believe our NeoLipid technology may have applications in a variety of other areas in addition to our drug product candidates in clinical development. We have recently developed a new transfection agent, NeoPhectin, which we began marketing for research use in January 2004. Furthermore, we are planning to leverage our NeoLipid technology to develop therapeutic formulations of small molecules and biologic molecules such as RNAi, and we are currently conducting and planning research to investigate potential drug candidates.

        In January 2004, we completed the sale of 4,312,500 shares of stock to the public. Proceeds to the Company were approximately $74 million after underwriting fees, but before expenses. We expect to use the proceeds from this sale of stock to fund clinical trials of our lead product candidates and for clinical and preclinical studies for our other product candidates; for potential licenses and acquisitions of other businesses or complementary products and technologies; and for working capital, capital expenditures and other general corporate purposes. As of March 1, 2004, we had 109 full time employees.

MARKET OVERVIEW

        According to the American Cancer Society (ACS) 2004 Cancer Facts and Figures, cancer is the second leading cause of death in the United States. The ACS 2004 Cancer Facts and Figures also estimates that doctors will diagnose over 1.3 million new cases of cancer in the United States in 2004. The National Institutes of Health (NIH) estimate that the annual cost of cancer in 2003 was approximately $189.5 billion, including $64.2 billion in direct medical costs and $16.3 billion for morbidity costs, which includes the cost of lost productivity.

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

        The products we currently have under development target a broad range of solid tumors. The table below shows the incidence and mortality estimated for the year 2004 for various types of solid tumor cancers that our products seek to treat:

Cancer Indication	New Cases	Deaths
Breast	217,440	40,580
Prostate	230,110	29,900
Lung	173,770	160,440
Colorectal	146,940	56,730
Ovarian	25,580	16,090
Brain	18,400	12,690

          Source: American Cancer Society, 2004 Cancer Facts and Figures

BUSINESS STRATEGY

        Our goal is to become a leading pharmaceutical company focused on discovering, developing, and commercializing innovative anti-cancer treatments. Our strategy consists of the following key elements:

Focus on the growing cancer market

        According to Datamonitor OncoVision, the worldwide cancer drug market in 2004 is expected to be in excess of $20 billion. Despite the large sums of money spent, cancer is the second leading cause of death in the US, yet there remain unmet needs, and current treatments remain ineffective and inadequate for some populations. Given the life-threatening nature of cancer, the FDA has adopted procedures to accelerate the approval of cancer drugs. We intend to use our expertise in the field of cancer research to target this significant market opportunity for cancer drug development.

Develop our existing product portfolio

        We currently have a portfolio of four anti-cancer drugs which have advanced to clinical trials and are under development. We intend to further develop these products both by expanding our internal resources and by continuing to collaborate with leading governmental and educational institutions.

Create new products by capitalizing on our NeoLipid platform

        We intend to use our proprietary NeoLipid liposomal technology to create new products in two ways: by extending the patent life of existing cancer drugs and by utilizing our platform to develop new drugs. We believe that several widely used cancer drugs are nearing patent expiration. When a drug is combined with another agent or delivery system in a novel way, its patent life may be extended. We are working to extend the marketing exclusivity for paclitaxel through our LEP-ETU compound. While many chemotherapeutic drugs such as paclitaxel have been effective for the treatment of cancer, these drugs have been limited in their use because of adverse side effects and difficulties in administration. Using our NeoLipid technology, we believe opportunities exist for us to increase the usefulness of these compounds as improved anti-cancer treatments. In addition, we believe that our liposomal technology may provide us with a platform for the development of novel therapeutic agents for cancer drug development.

Increase commercial success through diversification

        We are developing several drug product candidates simultaneously in order to reduce the impact of any single product failure. In addition, by broadening our product portfolio, we increase our flexibility to eliminate products which we determine may have less market potential while applying additional resources to products which show promise.

Commercialize pharmaceutical products focused on cancer in selected markets

        We intend to bring to market novel drugs that address significant unmet needs in cancer treatment. In North America, we intend to develop a specialized cancer sales and marketing capability to market our future products to specialty physicians. We believe that the hospital-based cancer market in the US is readily accessible by a limited sales and marketing presence due to the concentrated market of prescribing physicians coupled with the substantial unmet therapeutic needs. As appropriate, we may establish collaborations with multinational pharmaceutical companies to assist in the commercialization of our product candidates.

DRUG PRODUCT CANDIDATES

IL13-PE38QQR

        We have initiated a pivotal Phase III clinical trial, which we refer to as the PRECISE trial, for IL13-PE38QQR for the treatment of glioblastoma multiforme, a deadly form of brain cancer. IL13-PE38QQR has received orphan drug designation in the US and Europe and fast track drug development program status from the FDA. In addition, IL13-PE38QQR has been selected to participate in the FDA's Continuous Marketing Application (CMA) Pilot 2 program. We have exclusively licensed IL13-PE38QQR from the NIH and the FDA, and have been developing this drug candidate under a Cooperative Research and Development Agreement (CRADA) with the FDA Center for Biologics Evaluation and Research (CBER).

        Conventional, non-specific chemotherapeutic drugs attack abnormal cancer cells by stopping them from dividing and reproducing, but can also damage normal healthy cells because they do not discriminate between cancerous and healthy cells. Furthermore, standard chemotherapy drugs are usually administered systemically, which leads to their distribution throughout the body rather than to one area, such as a tumor in the brain. Common side effects of chemotherapy that are caused by damage to bone marrow include the body's inability to produce enough: red blood cells, causing weakness and fatigue; white blood cells, lowering the body's resistance to infections; or platelets, preventing blood from clotting properly, which can lead to excessive bleeding.

        IL13-PE38QQR, on the other hand, is being developed as a highly specific tumor-targeting agent. IL13-PE38QQR is a recombinant protein consisting of a single molecule composed of two parts: a tumor-targeting molecule and a cytotoxic agent. The targeting component consists of interleukin-13, an immune regulatory cytokine (IL-13). Malignant glioma cells, as compared to normal brain cells, express IL-13 receptors at a higher density. IL-13 is an immune regulatory cytokine, or protein, secreted by cells. The cytotoxic agent is a potent bacterially derived toxin called PE38. IL13-PE38QQR is designed to detect and bind to IL-13 receptors on the surface of malignant glioma cancer cells and selectively deliver PE38 to destroy tumor cells while sparing healthy surrounding cells. IL13-PE38QQR is administered by a technique known as convection-enhanced delivery, or CED, in which the drug is delivered through catheters inserted in the tumor or brain tissue surrounding the tumor before and/or following surgical resection of the tumor. CED is designed to infuse IL13-PE38QQR directly to the tumor site and adjacent brain tissue to prevent recurrence of tumor cell growth.

        Preliminary Phase I/II data published from the four studies of IL13-PE38QQR conducted to date represent clinical data from more than 75 patients in various clinical settings, including intra-and peritumoral delivery of IL13-PE38QQR for treatment of malignant glioma. The findings suggest possible evidence of tumor cytotoxic (cancer cell killing) effects of IL13-PE38QQR against malignant glioma tumor cells. Although these studies were not designed to address efficacy, encouraging survival results continue to be observed beyond two years following treatment.

        Based on the data from these studies, we began the PRECISE trial in the first quarter of 2004. This trial is designed to be a multi-center, multi-national study enrolling approximately 300 patients suffering from recurrent glioblastoma multiforme tumors who will be randomized into one of two treatment arms of the study. One group, approximately 200 patients, will receive convection-enhanced infusion of IL13-PE38QQR after surgery and the other group, approximately 100 patients, will be treated through placement of Gliadel® Wafers (Guilford Pharmaceuticals) at the time of surgery. Gliadel Wafers are approved for treatment of patients undergoing initial surgery for and after recurrence of this disease. The primary endpoint of the study is to determine if there is a statistically significant overall patient survival difference between the two arms of this study.

LE-SN38

        LE-SN38 is our NeoLipid liposomal formulation of SN-38, the active metabolite of Camptosar, a chemotherapeutic pro-drug, which is used as a first-line and second-line colorectal cancer treatment. At the present time, without the NeoLipid system, SN-38 is insoluble and can only be used to treat cancer by administering the pro-drug, Camptosar. A pro-drug is a compound that is converted into the active drug in the body. However, Camptosar is converted into SN-38 in colorectal cancer cells at different rates by different patients, and this variability in conversion rates can result in suboptimal dosing and adverse side effects. By employing our proprietary NeoLipid technology to deliver SN-38, we hope to deliver the active drug to the tumor cells without the need for conversion. We are also studying the use of LE-SN38 to treat other types of cancers in addition to colorectal. Other tumor cells convert Camptosar less efficiently than colorectal cancer cells, and consequently Camptosar is currently approved only for the treatment of colorectal cancer. Since LE-SN38 does not depend on the conversion process, it may have potential as a treatment for other types of cancer such as breast, lung, prostate and pancreatic cancer.

        Currently, LE-SN38 is in a Phase I clinical trial. The primary objectives of the Phase I study are to determine the pharmacogenomics, pharmacokinetics, and safety of LE-SN38 in patients with advanced local or metastatic solid tumors who have failed conventional therapy. Tumor progression is also monitored. In this trial, groups of patients are receiving escalating doses of intravenous LE-SN38 infusion over 90 minutes every 21 days until disease progression or unacceptable toxicity levels are reached.

LEP-ETU

        LEP-ETU is our NeoLipid liposomal formulation of the widely used cancer drug, paclitaxel. Paclitaxel, also known as Taxol® (Bristol-Myers Squibb Company), has been approved in the US for the treatment of ovarian, breast and lung cancers. Despite paclitaxel's wide use and its tumor cytotoxic characteristics, its effectiveness can be limited by its adverse side effects, which can include nausea, vomiting, hair loss and nerve and muscle pain. Because of the chemical characteristics of paclitaxel, it cannot be introduced into the body unless it is first formulated in a mixture of castor oil (Cremophor®) and ethanol, which can lead to significant side effects such as hypersensitivity reactions. We believe that by using our proprietary NeoLipid technology, which eliminates the need for Cremophor, LEP-ETU may overcome many of the current limitations of paclitaxel treatment for cancer patients and may limit the adverse side effects of current treatments. LEP-ETU is currently in a Phase I clinical trial. Development of liposomal paclitaxel is one of the subjects of our on-going dispute with Pharmacia. See "Risk factors."

LErafAON

        We are developing a liposomal antisense drug, LErafAON, to enhance the effectiveness of radiation in the treatment of certain cancers. Antisense drugs are designed to work by interfering with gene expression of proteins involved in a disease. Antisense molecules are thought to have a great potential as therapeutics, but delivery of the antisense molecule to the cell has proven to be a significant obstacle to realizing this potential. Two techniques have been used to deliver antisense into the cell: liposomal delivery and viral-vector delivery.

        Viral delivery vehicles have not been widely adopted and used because they can cause irreversible genetic changes that can have long-term side effects, including possibly cancer, are difficult to establish, and may also cause an adverse immune response.

        LErafAON utilizes our NeoLipid technology to produce a liposomal formulation of an antisense oligonucleotide molecule to interfere with expression by tumor cells of a protein known as craf. This protein is expressed at higher levels in cancer cells that are resistant to radiation therapy than in healthy cells. By inhibiting expression of the craf protein, LErafAON may render tumor cells more susceptible to radiation therapy. In addition, pre-clinical studies indicate that LErafAON may be effective in enhancing the effect of chemotherapy in the treatment of various forms of cancer. Our liposomes provide a non-viral method of delivering the antisense oligonucleotide into the cell via intravenous administration.

        We have completed enrollment in two Phase I clinical trials. One study involves the use of LErafAON as a single agent in cancer patients with various solid tumors, and the second study involves the use of LErafAON in combination with radiation therapy in cancer patients with radiation resistant tumors. From the data published to date, investigators have determined a dose for use in further clinical studies. Additionally, investigators have noted that LErafAON has demonstrated clinical proof-of-concept by delivery to tumor cells of an antisense oligonucleotide using a liposome. We are currently preparing to begin Phase I clinical trials with a new formulation of the lipid component of LErafAON designed to offer improved ease of preparation and to possibly enhance safety and tolerability.

Competition

        Each of the drug product candidates we currently have under development will face competition from products currently on the market or under development. The following table lists our current principal competitors and their products which compete with the listed drug product candidates we currently have under development:

Our product candidate	Principal competitor	Competitor's product
IL13-PE38QQR	Guilford Pharmaceuticals, Inc.	Gliadel Wafer
LE-SN38	Pfizer Inc.	Camptosar
LEP	Bristol-Myers Squibb Co.	Taxol
LErafAON	Isis Pharmaceuticals Inc.	Antisense products(1)

(1)
There are currently no antisense products available on the market for the treatment of cancer, but Isis Pharmaceuticals and Genta are developing such products.

        We also compete with other drug development companies for licenses to novel technologies as well as for collaborations with large pharmaceutical and other companies.

OTHER PRODUCTS

        In addition to development of our drug product candidates, our research efforts have yielded two new non-drug products that we have commercialized.

NeoPhectin and NeoPhectin-AT

        NeoPhectin is a novel in vitro transfection reagent based on our proprietary cationic (positively charged) cardiolipin technology. We designed NeoPhectin to enable researchers to transfect a variety of cell types in laboratory settings. We began marketing NeoPhectin gene transfection kits to distributors of scientific research supplies in January 2004. NeoPhectin-AT is our in vivo transfection reagent designed for use in animal testing and is expected to be available from distributors by the end of March 2004. NeoPhectin consists of small, stable, homogeneous, ready-to-use liposomes that have shown less toxicity to cells and are able to transfect a variety of cell types.

        We believe that cationic liposomes have significant market potential in DNA/RNA therapy if a successful system, such as NeoPhectin, were to be available. As an alternative to viral systems, cationic liposomes are the most commonly used systems for transfection. While cationic liposomes form spontaneous complexes with DNA or RNA, and have shown greater transfection efficiency for in vitro use, the cationic liposomes which are currently commercially available have not been effective for in vivo applications. Cationic liposomes usage has been limited due to the toxicity and variable transfection efficiency in different cell lines.

RESEARCH AND DEVELOPMENT PROGRAM

        In order to add new drug product candidates to our clinical development pipeline, we are actively conducting pre-clinical research to investigate other compounds that could potentially benefit from our NeoLipid technology. Compounds under consideration range from NeoLipid formulations of current chemotherapy drugs for the treatment of cancer to NeoLipid formulations of biologic molecules such as RNAi. Most of our pre-clinical research is conducted by our professional research and development staff at our 35,500 square foot research and development facility in Waukegan, Illinois, where we employed 59 individuals as of March 1, 2004. We have incurred research and development expenses of approximately $34,262,000 in 2003, $28,978,000 in 2002, and $14,814,000 in 2001 to develop our drug product candidates, other products, and pre-clinical compounds.

COLLABORATIVE RELATIONSHIPS AND LICENSES

Pharmacia License Agreement

        In February 1999, we signed a license agreement with Pharmacia giving them certain rights to develop and commercialize LEP and LED (liposome encapsulated doxorubicin) worldwide. The license agreement provided for up to $69 million in payments to us from Pharmacia, as follows:

  •
  a $9 million non-refundable up-front payment on execution of the license agreement;

  •
  up to $52 million in milestone payments; and

  •
  an $8 million equity investment in our common stock.

        We received the $9 million non-refundable up-front payment upon execution of the license agreement in February 1999, the $8 million equity investment and a $2 million milestone payment in July 1999, upon transferring the investigational new drug applications for LED and LEP to Pharmacia, and a $3 million milestone payment in March 2000 upon Pharmacia's initiation of the Phase II clinical trials for LEP. Under the license agreement, Pharmacia assumed all further responsibility for, and the costs associated with, the development and testing of LEP and LED and obtaining all regulatory approvals. The license agreement provided us with the right to purchase from Pharmacia co-promotion rights in lieu of receiving royalties (10.0% of net sales for LED and 12.5% of net sales for LEP) on United States sales for a price based upon a percentage of Pharmacia's development costs, which would allow us to collect a larger royalty (up to 37.5% of net profits) in exchange for contributing to the promotional expenses of any products developed under the Agreement. The license agreement also provided us with a fixed royalty on foreign sales (8.0% of net sales for LED and 12.5% of net sales for LEP).

        In January 2002, Pharmacia informed us that the LEP and LED development programs were experiencing delays. Subsequently, in April 2002, we filed a Demand for Arbitration with the American Arbitration Association, in accordance with the terms of the license agreement, seeking damages that we had sustained as a result of Pharmacia's delays in the LEP and LED development programs (see Item 3. Legal Proceedings).

        Under the terms of the license agreement, each party may terminate the license agreement upon a material breach by the other. Upon termination of the agreement by either party, Pharmacia's rights to the relevant licenses granted under the agreement automatically revert to us. In November 2002, we terminated the license agreement after receiving notification from Pharmacia that it had ceased development of LEP and LED (see Item 3. Legal Proceedings).

Georgetown University Agreements.

        We currently have three license agreements and two contract research agreements renewable annually with Georgetown University relating to various liposome-related products.

        Under the Georgetown licenses, and in return for sponsoring related research, we were granted exclusive licenses to manufacture and sell LED, LEP, and LErafAON. We are obligated to pay royalties to Georgetown on commercial sales of these products. In addition, through December 31, 2003, we have paid an up-front licensing fee and advance royalty payments (which may be credited against future royalties) of $75,000. Additionally, we may be obligated to make milestone payments upon achieving certain development objectives for these compounds. The Georgetown licenses expire in 2013 for LED,

2014 for LEP and 2020 for LErafAON. The licenses may also be terminated by either party in the event of a default by the other party.

Georgetown License Agreements
Compound	Maximum Aggregate Potential Milestone Payments Remaining	Maximum Potential Royalty Rate
LED	$250,000	5.00%
LEP	$250,000	2.50%
LErafAON	$1,000,000	2.75%

        Under the annual contract research agreements, which can be terminated upon 90 days written notice by either party, we pay or reimburse Georgetown for all direct and indirect costs associated with research on specific projects. For the contract research agreements in effect during 2003, we paid a total of $500,000 to Georgetown. In return, with respect to any project for which an application is ultimately approved by the FDA, we retain all rights to all inventions, developments, discoveries and other proprietary ideas which are first conceived, discovered or developed during the conduct of the research upon making a one-time payment of up to $175,000 to Georgetown.

National Institutes of Health

        In September 1997, we entered into an exclusive worldwide licensing agreement with the NIH whereby we were granted the right to develop and commercialize IL13-PE38QQR. The IL13-PE38QQR license required us to pay NIH an initial $75,000 non-refundable payment and requires minimum annual royalty payments to NIH of $10,000, that increases to $25,000 after the first commercial sale. The IL13-PE38QQR license also requires us to pay to NIH milestone payments of up to $585,000 upon completion of various phases of development of IL13-PE38QQR, and a maximum royalty of 4% based on future product sales, if any. The license agreement terminates in 2018. However, we have the unilateral right to terminate the license agreement at any time upon 60 days written notice. The NIH may terminate the agreement upon our default in performing any material obligations under the agreement or if they determine that such action is necessary to meet the requirements for public use specified by federal regulations and we do not reasonably satisfy such requirements. While providing us with an exclusive license, it should be noted that, as is typical in such agreements, the NIH does not make any representations or warranties in the license agreement as to the validity or enforceability of the licensed rights.

        In March 1999, we entered into a license agreement with the NIH for SS1(dsFv)-PE38. The SS1(dsFv)-PE38 license required us to pay the NIH an initial $75,000 non-refundable payment and requires minimum annual royalty payments to the NIH beginning on January 1, 2001 of $20,000, that increase to $150,000 per year if we fail to reach certain benchmarks. The other terms and conditions of the SS1(dsFv)-PE38 license are substantially the same as those of the NIH IL13-PE38QQR license described above. In October 2002, we notified NIH that we were ending our participation in the SS1(dsFv)-PE38 development program and we terminated the license agreement as of December 31, 2002. As a result of the termination of the license agreement, NeoPharm has no further financial obligation to the NIH for the development of SS1(dsFv)-PE38.

U.S. Food and Drug Administration

        In August 1997, we entered into a cooperative research and development agreement with the FDA (the "FDA CRADA") covering the IL13-PE38QQR compound licensed from the NIH. Pursuant to the FDA CRADA, we agreed to commercialize IL13-PE38QQR and the FDA agreed to collaborate on the clinical development and commercialization of the licensed compound. Under the terms of the FDA CRADA, we paid $400,000 to the FDA in 2003. Funding for the FDA CRADA expired on December 31, 2003 and we currently are negotiating to renew our funding of this agreement.

Termination of the FDA CRADA, however, does not affect our rights under our license agreement with the NIH for IL13-PE38QQR.

National Cancer Institute

        In May 1999, we entered into a cooperative research and development agreement with the NCI (the "NCI CRADA"). Pursuant to the NCI CRADA, we committed to commercialize the SS1(dsFv)-PE38 monoclonal antibody compound which we licensed from the NIH. The NCI agreed to collaborate on the clinical development and commercialization of the licensed compound. We were originally committed to pay $100,000 per year over four years for the reasonable and necessary expenses incurred by the NCI in carrying out their responsibilities under the NCI CRADA. In December 2000, the parties agreed to expand the scope of the NCI CRADA and increase NeoPharm's annual funding requirement to $150,000 for the final two years of the agreement. In October 2002, however, we notified NCI that, since the compound had not achieved NeoPharm's requirements to advance into previously anticipated Phase II clinical trials, we were ending our participation in the SS1(dsFv)-PE38 development program, and we thereafter terminated the NCI CRADA as of December 31, 2002. To allow the NCI to complete Phase I testing of the compound, however, we agreed to pay the final payment of $125,000 to NCI in 2003 that we would have spent on the compound if the NCI CRADA had remained in effect until its contractual life expired in May 2003.

        In summary, the amounts paid to our research and development collaborators under our various agreements, as well as our potential aggregate future commitments under these agreements, are included in the following table:

Research and Development Collaboration Expenses
	Payments Made to Date as of 12/31/03	Additional Aggregate Potential Payments(1)
Georgetown	$2,061,840	$1,500,000
NIH	746,191	585,000
FDA	1,550,000	—
NCI	550,000	—

Total Collaboration Expenses	$4,908,031	$2,085,000

(1)
These amounts do not include potential sales-based royalty payments that may be required under the various license agreements.

Manufacturing

        In order to successfully commercialize our drug compounds, we, or third parties with whom we contract, must be able to manufacture products in commercial quantities in compliance with the FDA's current Good Manufacturing Practices ("cGMP") at acceptable costs and in a timely manner. As we do not currently own a cGMP manufacturing facility, we have contracted with third parties to provide us with cGMP production capacity.

        In August 2002, we entered into an agreement with Diosynth RTP, Inc. to produce IL13-PE38QQR in quantities that will be required to support our Phase III clinical trial for that compound. Under the terms of that agreement, which expires upon completion of manufacturing quantities of IL13-PE38QQR necessary to complete Phase III clinical trials and submission of a Biologics License Application (BLA), we are obligated to supply start up material to Diosynth plus reimburse Diosynth for consumable materials and make payments to Diosynth for achieving the various phases of production. While we have the right to terminate the agreement upon 30 days written notice, Diosynth may only terminate the agreement for material breach by us. As of December 31, 2003, we have paid Diosynth $4,709,659 under the agreement, and are obligated to pay approximately an additional

$451,500 as the remaining phases of production are completed. This agreement does not include any revenue sharing agreements, and is expected to terminate by June 30, 2004.

        Currently, all of our liposome compounds are produced on a purchase order basis at the Center for Advanced Drug Development (the "Center"), which is affiliated with the University of Iowa Pharmacy School. The Center has indicated that it is currently able to meet our needs for research and clinical trials, but we cannot offer any assurance that they will be able to do so in a timely or cost effective basis in the future. We do not have a formal manufacturing agreement with the Center and, therefore, have no ongoing obligation to manufacture our compounds at this facility.

        In December 2001, we entered into a Processing Agreement with Akorn, Inc., an independent publicly traded company, to secure cGMP lyophilized products manufacturing capacity for both our anticipated Phase II/III clinical supply requirements as well as our anticipated commercial manufacturing capacity requirements for our liposomal compounds. In addition, NeoPharm loaned Akorn $3,250,000 to assist in the completion and validation of Akorn's lyophilized products manufacturing facility at its plant in Decatur, Illinois. Under the terms of the Processing Agreement and Promissory Note, as amended in October 2003, the Promissory Note, including accrued interest, is due in December 2006 and interest on the Promissory Note accrues at the rate Akorn pays on its senior secured debt. In addition, the amended Promissory Note allows us to receive accelerated mandatory repayments once Akorn's senior debt is repaid in full, which is scheduled to occur in October, 2005. The amended Processing Agreement grants NeoPharm access to at least 15% of the annual lyophilization manufacturing capacity at Akorn's facility at most favored customer pricing, upon completion of the facility. The amended Processing Agreement also provides that Akorn is to begin providing lyophilization services on or before October 1, 2004. Dr. John N. Kapoor, our Chairman, is also the Chairman of Akorn, and holds substantial stock ownership in both companies. (See "Notes to Financial Statements—Note 10").

        Our current laboratory facility provides us with the capability to produce the quantities of our drug compounds intended solely for research and development purposes. With respect to our new NeoPhectin™ product, which is used as a transfection agent for research and development purposes, we anticipate that our laboratory facility, which is compliant with current good laboratory practices, will provide us with sufficient capacity to produce commercial quantities of NeoPhectin™, in the event the launch of this product is a commercial success.

        In every case, we believe there are other sources of raw materials and contract manufacturing which would be acceptable to the Company and would comply with the requirements of the FDA. However, there can be no assurances that we could enter into agreements with these alternative suppliers or manufacturers on terms and conditions acceptable to us, if at all.

Patents and Proprietary Rights

        We either own or have licensed over 50 United States patents or patent applications relating to our drug product candidates and compounds. We have also filed applications in a number of foreign jurisdictions which are counterparts of our issued United States patents and patent applications. We believe all of our drug product candidates and compounds under development are protected by patents owned or licensed to us.

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

        Our competitive position is also dependent upon unpatented trade secrets. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants, and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances. However, we cannot assure you that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure of confidential information. Further, invention assignment agreements executed by consultants and advisors may conflict with, or be subject to, the rights of third parties with whom such individuals have employment or consulting relationships. In addition, we cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that such trade secrets will not be disclosed, or that we can effectively protect our rights to unpatented trade secrets.

        We may be required to obtain licenses to patents or proprietary rights of others. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents, or could find that the development, manufacture, or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against or assert claims of infringement to enforce patents issued to us or exclusively licensed to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, we may become involved in oppositions in foreign jurisdictions or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation, opposition, or interference proceedings could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, us. In addition, we cannot assure you that our efforts will be successful. See "RISK FACTORS."

Government Regulation

        Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture, and marketing of our drug product candidates and in our ongoing research and product development activities. The nature and extent to which such regulation will apply to us will vary depending on the nature of any products developed. We anticipate that all of our drug product candidates will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with the appropriate federal statutes and regulations requires substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any products developed by us, our ability to receive product revenues, and our liquidity and capital resources.

        The development, manufacture, marketing, and distribution of drug products are extensively regulated by the FDA in the U.S. and similar regulatory agencies in other countries. The steps ordinarily required before a new drug may be marketed in the U.S., which are similar to steps required in most other countries, include:

  •
  preclinical laboratory tests, preclinical studies in animals, formulation studies and the submission to the FDA of an investigational new drug application;

  •
  adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each type of cancer;

  •
  the submission of a new drug application to the FDA; and

  •
  FDA review and approval of the new drug application (NDA) or biologics license application (BLA).

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

        Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase I, clinical trials are conducted with a small number of subjects to assess metabolism, pharmacokinetics, and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

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

        After successful completion of the required clinical trials, a new drug application or biologics license application (collectively an "application") is generally submitted. The FDA may request additional information before accepting an application for filing, in which case the application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the application and responds to the applicant. FDA requests for additional information or clarification often significantly extend the review process. The FDA may refer the application to an appropriate advisory committee for review, evaluation, and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

        If the FDA evaluations of the application and the manufacturing facilities are favorable, the FDA may issue an approval letter or an "approvable" letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the application and authorization of commercial marketing of the drug for certain indications. The FDA may also refuse to approve the application or issue a "not approvable" letter outlining the deficiencies in the submission and often requiring additional testing or information.

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

        Sales outside the United States of products we develop will also be subject to regulatory requirements governing human clinical trials and marketing for drugs. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. In most cases, if the FDA has not approved a product for sale in the United States, the product may be exported for sale outside of the United States, only if it has been approved in any one of the following: the European Union, Canada, Australia, New Zealand, Japan, Israel, Switzerland and South Africa. There are specific FDA regulations that govern this process.

        We are also subject to various Federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

Employees

        As of December 31, 2003, we employed approximately 105 people, of which there are approximately 95 in research and development and 10 in administration. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Available Information

        Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.neophrm.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (SEC). You may read and copy any document we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC's website at http://www.sec.gov.

RISK FACTORS

        You should carefully consider the following risk factors, in addition to the other information set forth in this document. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock.

RISKS RELATED TO OUR BUSINESS

The outcome of our ongoing arbitration with Pharmacia is uncertain, the costs are considerable, and an adverse ruling could cause us to abandon some of our drug development programs, cut staff, close facilities or cease operations.

        On April 19, 2002, we filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of our license agreement dated February 19, 1999 (the "License Agreement") with Pharmacia and Upjohn Company, a subsidiary of Pharmacia Corporation (now Pfizer Inc.) for the purpose of resolving a dispute with Pharmacia concerning delays in the development of our LEP and LED products, which development was being conducted by Pharmacia. In our arbitration demand, we contend that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED, thereby breaching the License Agreement. We are seeking substantial damages from Pharmacia arising from its actions. Pharmacia has denied our allegations, asserted various counterclaims and is seeking restitution of the monies paid to us, reimbursement of its expenses, and substantial punitive damages. We currently expect this dispute to be resolved in the first half of 2004.

        There can be no assurance given that we will prevail in this arbitration, or, even if we do prevail, that we would be awarded substantial damages, or any damages whatsoever. In addition, as with any arbitration or litigation, there is always the possibility that the Arbitral Panel could rule against us and in favor of Pharmacia. In that event, we could be found to be responsible for any arbitration award granted in favor of Pharmacia, which award could be substantial. If we were ordered to pay damages to Pharmacia, we could be forced to abandon some or all of our drug development programs. In such event, we might be forced to conserve our remaining resources by taking a variety of actions including, but not limited to, cutting staff, closing facilities, abandoning clinical trials or liquidating assets, any one of which actions could be expected to have a negative impact on current and future product development. Similarly, we could be forced to raise monies by licensing products to unrelated third parties on terms that we might not otherwise find acceptable. In the worst case we might be forced to cease operations. An adverse decision in this arbitration could also result in Pharmacia retaining the rights to our LEP-ETU and LED compounds.

        In addition, we have incurred substantial expenses associated with the arbitration. Through December 31, 2003, we had incurred expenses in connection with the arbitration of approximately $13.4 million, and we anticipate additional arbitration related expenses in 2004 of approximately $1.0 million. Monies for these expenses have and will continue to come from our cash and short-term investments on hand. To the extent that we expend monies on the arbitration, those monies are not then available to develop our drug compounds and pay our operating expenses, which negatively impacts our ability to bring our products to market.

If we were unable to develop, obtain regulatory approvals for, and then market our drug product candidates, our business would be harmed.

        Our future operating results may be adversely affected if we are unable to develop, obtain regulatory approval for, and bring to market new drug products in a timely manner. The process for developing new drugs and/or therapeutic products is inherently long, complex, and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will eventually result in products that will receive regulatory approval and achieve market acceptance.

        We currently have four drug product candidates in development. As with any pharmaceutical product under development, there are significant risks in development, regulatory approval, and commercialization of new compounds. During the drug product development phase, there is no assurance that the FDA will approve our clinical trial protocols. There is also no guarantee that future clinical studies, if performed, will demonstrate the safety and efficacy of any drug product we have in development or that we will receive regulatory approval for such products. Further, the FDA can suspend clinical studies at any time if the FDA believes that the patients participating in such studies are being exposed to unacceptable health risks.

        We have yet to submit an application for marketing approval for any of the drug product candidates we currently have under development and we cannot predict with certainty if or when we might submit any of these drug product candidates for regulatory review. Once we submit our drug product candidates for review, we cannot assure you that the FDA or other regulatory agencies will grant approvals for any of our proposed products on a timely basis or at all. Further, even if we receive regulatory approval for a drug product candidate, there can be no assurance that such product will prove to be commercially successful or profitable.

        Sales of our drug product candidates both inside and outside the US will be subject to regulatory requirements governing marketing approval. These requirements vary widely from country to country and could delay the introduction of our drug product candidates in those countries. If the FDA and international regulatory authorities approve a drug product candidate, we must manufacture, or contract with third parties to manufacture, sufficient volumes to meet market demand. This is a process that requires accurate forecasting of market demand. There is no guarantee that there will be market demand for any future drug product candidates or that we will be able to successfully manufacture or adequately support sales of any future drug product candidates.

        At the present time our most advanced drug product candidate is IL13-PE38QQR, which we believe has potential to be used as a treatment for malignant gliomas. In September 1997, we exclusively licensed worldwide rights to IL13-PE38QQR from the NIH and the FDA. On the basis of our Phase I/II clinical trial findings for this drug product candidate, we initiated a pivotal Phase III multi-center, multi-national clinical trial. However, our trials to date involving this drug product candidate have enrolled fewer than 100 patients, and there are no assurances that IL13-PE38QQR will prove to be safe and effective or receive regulatory approval for any indication. Further, even if we were to receive regulatory approval for a drug product candidate utilizing IL13-PE38QQR, there can be no assurance that such a drug product candidate would prove to be commercially successful or profitable.

        We also presently have three other drug product candidates in clinical development for the treatment of various cancers: LE-SN38, LEP-ETU, and LErafAON. Each of these drug product candidates is in the earliest stage of clinical testing. There are no assurances that any of these drug product candidates will prove to be safe and effective or that any of them will receive regulatory approval for the treatment of the indications which we may pursue. Even if one or more of these drug product candidates eventually becomes an approved product, there can be no assurance that it will be successful in the marketplace.

At least in the near term, we are highly dependent on achieving success in the clinical testing, regulatory approval, and commercialization of our most advanced drug product candidate, IL13-PE38QQR, which may never be approved for commercial use. If we are unable to commercialize IL13-PE38QQR, our ability to generate revenues would be impaired and our business would be harmed.

        We have invested a significant portion of our time and financial resources in the development of IL13-PE38QQR, and we anticipate that for the foreseeable future our potential to achieve revenues from product sales will be dependent on its successful clinical testing, regulatory approval in the US, and commercialization. Drug development is a highly uncertain process. We may suffer significant setbacks in our Phase III clinical trials of IL13-PE38QQR, even after achieving potentially promising results in earlier clinical trials. Even if the clinical trials of IL13-PE38QQR show potential, prior to commercialization of IL13-PE38QQR in the US, we will have to submit, and the FDA will have to approve, a BLA for IL13-PE38QQR. If a BLA, assuming one is eventually filed, for IL13-PE38QQR is not approved by the FDA, or if approval is delayed, our ability to achieve revenues from product sales will be impaired and our stock price would be materially and adversely affected. FDA approval is contingent on many factors, including clinical trial results and the evaluation of those results.

        We began our IL13-PE38QQR Phase III clinical trial program in patients suffering from recurrent glioblastoma multiforme tumors in the first quarter of 2004. Patients will receive treatment either with IL13-PE38QQR or Gliadel Wafers, a product currently approved to treat this disease. The primary endpoint of the study is to determine if there is a statistically significant overall patient survival difference between patients treated with IL13-PE38QQR compared to those treated with Gliadel Wafers. The results from our clinical trial may not demonstrate a statistically significant difference between IL13-PE38QQR and treatment with Gliadel Wafers. Results from our clinical trial that are not statistically significant will adversely affect our ability to obtain regulatory approval for IL13-PE38QQR. Adverse safety findings from our study would also adversely affect our ability to obtain regulatory approval. Even if we conclude that the results from our clinical trial are statistically significant, the FDA may not agree with us because the FDA may evaluate the results by different methods or conclude that the clinical trial results are not clinically meaningful or that there were human errors in the conduct of the clinical trials or otherwise. Finally, even if we believe that we have met the FDA requirements for submission of data and information for a BLA, there is a risk that the FDA will require additional data and information that we are unable to provide.

Because all of our drug product candidates are in development, there is a high risk that further development and testing will demonstrate that our drug product candidates are not suitable for commercialization, which could cause our business to suffer.

        We have no drug product candidates that have received regulatory approval for commercial sale. All of the drug product candidates that we are currently developing require extensive pre-clinical and clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our proposed drug product candidates, we must demonstrate through pre-clinical testing and clinical trials that our drug product candidates are safe and effective in humans. Conducting clinical trials is a lengthy, expensive, and uncertain process. Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials, including, but not limited to, our ongoing Phase III clinical trial for IL13-PE38QQR, may be delayed by many factors, including, but not limited to:

  •
  ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

  •
  inability to manufacture, or secure third party sources to manufacture, sufficient quantities of drug compounds for use in clinical trials;

  •
  failure to comply fully with the investigational new drug (IND) regulations;

  •
  failure of the FDA to approve our clinical trial protocols;

  •
  a slower than expected rate of patient recruitment;

  •
  inability to adequately follow patients after treatment;

  •
  delays in importing or exporting clinical trial materials;

  •
  unforeseen safety issues; and

  •
  government or regulatory delays.

        The clinical results we have obtained to date should not be viewed as predicting that the results of further testing, including later stage controlled human clinical testing, will be successful. If our trials are not successful or are perceived as not successful by the FDA or physicians, our business, financial condition and results of operations will be harmed.

Our business is subject to extensive governmental regulation, which can be costly and time consuming and subject us to unanticipated delays.

        Public health authorities in the US and other countries regulate the research, testing, manufacturing, labeling, distribution, marketing, and advertising activities with respect to all of our drug compounds. The FDA and comparable agencies in foreign countries impose substantial burdens on our ability and the ability of others to introduce pharmaceutical products to the public, including lengthy and detailed clinical testing procedures to demonstrate safety and efficacy and manufacturing procedures to insure compliance with cGMP. This process can last many years, be very costly and still be unsuccessful. All clinical, manufacturing, labeling, and other information developed for proprietary products will be required to be filed with the FDA in BLAs or new drug applications for review and be subject to approval by that agency. We cannot assure you that this lengthy regulatory review process will result in the approval and subsequent marketing of our products.

        Once we submit our drug compounds for review, we do not know whether the FDA or other regulatory agencies will grant approvals for any of them on a timely basis or at all. The FDA can delay, limit, or deny approval for many reasons, including, but not limited to:

  •
  the FDA may determine that our drug compounds may not be safe or effective;

  •
  FDA officials may interpret data from pre-clinical testing and clinical trials in different ways than we interpret it;

  •
  the FDA might not approve our manufacturing processes or facilities or the processes or facilities of our collaboration partners;

  •
  the FDA may change its approval policies or adopt new regulations; and

  •
  the FDA may approve a drug compound for fewer than all the indications requested.

        The process of obtaining approvals in foreign countries is subject to delay and failure for the same reasons.

        In addition, any marketed drug product and its manufacturer continue to be subject to strict regulation. Any unforeseen problems with an approved drug product, or delays in receiving regulatory approval, or failing to receive such approval, would delay or prevent drug product commercialization and harm our business and stock price. Approval of a drug compound could also depend upon our commitment to conduct post-marketing studies.

        Even if the FDA approves IL13-PE38QQR with its orphan drug designation and exclusivity, the FDA can, in certain situations prescribed by law, approve competitors' products.

        It is possible that the FDA may not approve our products, but we choose to market them outside of the United States. If certain legal conditions are met, we might be able to export these products, without selling them in the United States. However, the export process can be complex, and there are no assurances that such export would be permitted or that a country would accept the product.

        We have concluded, based in part on the advice of an independent regulatory consultant, that it is not necessary to obtain approval or clearance from the FDA prior to marketing NeoPhectin or NeoPhectin AT for their current intended use. If the FDA were to take a different view or we choose to market the product commercially for therapeutic or diagnostic purposes, we would need to comply with all applicable regulations, including obtaining any necessary approvals or clearances.

We have a history of operating losses, expect to continue to incur losses for the foreseeable future, and may never be profitable.

        We have a limited operating history, and our operations consist primarily of the development of our drug product candidates and the sponsorship of research and clinical trials. Over the past three years, we have incurred aggregate net losses of approximately $102.7 million. We expect to incur additional losses and, as our development efforts and clinical testing activities continue, our losses are expected to increase. We also expect to experience negative operating cash flows for the foreseeable future as we fund our losses and capital expenditures. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders' equity. To date, we have not sold or received approval to sell any drug products, and it is possible that revenues from drug product sales will never be achieved. Until we executed our agreement with Pharmacia, which we have subsequently terminated, we generated only limited amounts of revenue from license fees, and it is possible that additional license revenue will not be significant. Although we began marketing our first non-drug product, NeoPhectin, in January 2004 for use by research laboratories as a transfection agent, we cannot at this time predict what, if any, revenues will be generated from this product, nor can we predict when or if we will be able to develop other sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our drug compounds.

Budget constraints may force us to delay our efforts to develop certain product candidates in favor of developing others, which may prevent us from commercializing all product candidates as quickly as possible.

        Because we are an emerging company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. As a result, we may have to prioritize development candidates and may not be able to fully realize the value of some of our product candidates in a timely manner, as they will be delayed in reaching the market, if at all.

Competition in the biopharmaceutical field is intense and subject to rapid technological change. Our principal competitors have substantially greater resources to develop and market products that may be superior to ours.

        If we obtain regulatory approval for any of our drug product candidates, the extent to which they achieve market acceptance will depend, in part, on competitive factors. Competition in our industry is intense, and it is increased by the rapid pace of technological development. Existing drug products or new drug products developed by our competitors may be more effective or have fewer side effects, or may be more effectively marketed and sold, than any that we may develop. Each of our principal competitors has substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial, and managerial resources than we do. Competitive drug compounds may render our technology and drug product candidates obsolete or noncompetitive prior to our recovery of research, development, or commercialization expenses incurred with respect to any of our drug compounds. The FDA's policy of granting "fast track" approval for cancer therapies may also expedite the regulatory approval of our competitors' drug product candidates.

        Each of the drug product candidates we currently have under development will face competition from products currently on the market or under development. The following table lists our current principal competitors and their products which compete with the listed drug product candidates we currently have under development:

Our drug product candidate	Principal competitor	Competitor's product
IL13-PE38QQR	Guilford Pharmaceuticals, Inc.	Gliadel Wafer
LE-SN38	Pfizer Inc.	Camptosar
LEP	Bristol-Myers Squibb Co.	Taxol
LErafAON	Isis Pharmaceuticals Inc.	Antisense products(1)

(1)
There are currently no antisense products available on the market for the treatment of cancer, but Isis Pharmaceuticals and Genta are developing such products.

        We also compete with other drug development companies for licenses to novel technologies as well as for collaborations with large pharmaceutical and other companies.

Our stock price has been and is likely to continue to be volatile, and your investment in our common stock could decline in value.

        The stock market has experienced significant price and volume fluctuations which often has been unrelated to the operating performance of particular companies. In addition, the market price of our stock has been highly volatile and is likely to continue to be so. For example, during 2002, the market price of our common stock fluctuated between $22.83 and $8.07 per share. During 2003, the market price of our common stock fluctuated between $19.40 and $7.56 per share. On May 13, 2003, our Board of Directors declared a 15% common stock dividend to stockholders of record on June 3, 2003, which was issued on June 10, 2003. All share information and per share data for prior periods has been restated to reflect this stock dividend.

        The following factors, among others, could have a significant impact on the market price of our stock:

  •
  the success or failure of our clinical trials, including, but not limited to, those involving our lead compound, IL13-PE38QQR, or those of our competitors;

  •
  announcements of technological innovations or new drug products by us or our competitors;

  •
  our success, or lack of success, in obtaining a successful resolution of our arbitration claims with Pharmacia;

  •
  litigation;

  •
  actual or anticipated fluctuations in our financial results;

  •
  our ability to obtain needed financing;

  •
  economic conditions in the US and abroad;

  •
  comments by or changes in Company assessments or financial estimates by securities analysts;

  •
  adverse regulatory actions or decisions;

  •
  any loss of key management;

  •
  changing governmental regulations;

  •
  developments or disputes concerning patents or other proprietary rights;

  •
  product or patent litigation; and

  •
  public concern as to the safety of products developed by us.

        Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

        These factors and fluctuations, as well as political and market conditions, may materially adversely affect the market price of our common stock.

We are currently named as a defendant in a number of securities class action lawsuits. The volatility of our stock increases the risk that additional securities class action litigation could be instituted against us in the future.

        Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We, along with certain of our officers, are currently named as defendants in a number of class action lawsuits which have been consolidated for trial and are currently pending in the federal district court for the Northern District of Illinois, and each of which alleges various violations of the federal securities laws in connection with certain of our public statements as they relate to our LEP drug product candidate. We may be named as a defendant in similar litigation in the future. While we are vigorously defending this litigation, this litigation has resulted, and can be expected to continue to result, in substantial costs and in a diversion of management's attention and our resources, which could harm our business and financial condition, as well as the market price of our stock. Moreover, it may result in an adverse judgment against us or a settlement, either of which could require us to make a payment to the plaintiffs.

The SEC has initiated an informal investigation. We believe that this informal investigation was initiated as a consequence of our arbitration proceeding involving Pharmacia's development of LEP and LED and the class action lawsuits involving our public statements regarding LEP.

        In September 2003, the Midwest regional office of the SEC opened an informal investigation. We believe that this informal investigation was initiated as a result of our arbitration with Pharmacia (now Pfizer) regarding Pharmacia's development of our drug compounds LEP and LED and the class action lawsuits which have been filed against us relating to public statements by us regarding the development of LEP. We have voluntarily produced documentation in response to requests for documentation made by the SEC. We cannot predict with certainty the direction this investigation will take or its ultimate outcome. If the SEC brings charges against us or any of our officers or directors, our business could be materially and adversely affected, and our stock price could decrease significantly.

We may need to raise additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

        We estimate that as of December 31, 2003, combined with the cash proceeds from our recent equity offering, our existing cash reserves will be sufficient to finance our operations at current and projected levels of development and general corporate activity until approximately September 2005. We can offer no assurance that we will be able to generate revenues from product sales in the near term or in the future, at a rate sufficient to fund our operations. Even though we were successful in raising additional capital in January 2004, we may need additional future financing depending on a number of factors, including, but not limited to, the following:

  •
  our degree of success in commercializing our drug products;

  •
  a possible obligation to pay damages arising out of our ongoing arbitration proceeding with Pharmacia or class action lawsuits;

  •
  the rate of progress and cost of research and development and clinical trial activities relating to our drug products;

  •
  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;

  •
  emergence of competing technologies and other adverse market developments;

  •
  changes in or terminations of our existing licensing arrangements;

  •
  the amount of milestone payments, if any, we receive from future collaborators, if any;

  •
  the costs of acquiring or licensing new technology, products or businesses if we desire to expand our product portfolio; and

  •
  the cost of manufacturing scale-up and development of marketing operations, if we undertake those activities.

        Additional financing may not be available when we need it or be on terms acceptable to us. If adequate financing is not available, we may be required to delay, scale-back, or eliminate certain of our research and development programs, to relinquish rights to some of our technologies or products, or to grant licenses to third parties to commercialize products or technologies that we would otherwise seek to develop ourselves. We could also be required to cease operations. If additional capital is raised through the sale of equity, our stockholders' ownership interest could be diluted and such securities may have rights, preferences, or privileges superior to those of our other stockholders. The terms of any debt securities we may sell to raise additional capital may place restrictions on our operating activities. Failure to secure additional financing may cause us to delay or abandon some or all of our development programs.

We depend on third parties for a variety of functions, including the research and development, manufacturing, clinical testing, and regulatory compliance of our drug product candidates. No assurance can be given that these arrangements will allow us to successfully develop and manufacture our drug product candidates.

        We rely, in part, on third parties to perform a variety of functions, including research and development, clinical trial management and testing, and production of our drug product candidates. As of March 1, 2004, we had 109 full-time employees. If we develop additional drug product candidates with commercial potential, we will either have to hire additional personnel skilled in clinical testing or engage third parties to perform such services. We currently do not possess the internal infrastructure to independently conduct clinical trial management and certain aspects of clinical testing. Accordingly, we are currently negotiating an agreement with PPD Development, L.P. to oversee our Phase III clinical trial for IL13-PE38QQR under which we expect to be obligated to compensate PPD Development on a monthly basis plus make milestone payments as the trial progresses. For assistance in the management and testing for our Phase I and Phase II clinical trials we have engaged Research Solutions Incorporated and Prologue Research International, Inc. on a per study basis. To oversee data management in our clinical trials we have contracted, on a per study basis, with Advanced Clinical Services and, to conduct our large animal clinical testing, we have engaged, again on a per study basis, Southern Research Institute. While we have been satisfied with the performance of these various organizations, if problems were to develop we are confident that satisfactory alternative arrangements could be made. We are currently aware of at least 25 other entities that could offer similar services to those offered by each of PPD Development, Research Solutions, and Advanced Clinical Services and three other entities offering services similar to those provided by Southern Research Institute. We frequently change vendors and consider such items as price, vendor capabilities to meet our needs, and ease of transition in choosing new vendors. As we do not directly control the third parties with whom we work, we depend on these companies to apply the appropriate expertise and resources in expeditiously and competently performing the services for which they have been retained. If the third parties with whom we contract breach their agreements with us or fail to comply with any governmental requirements, our drug development efforts could be seriously delayed or otherwise impaired.

        We also in-license technology from governmental and academic institutions in order to minimize investments in basic research, and we enter into collaborative arrangements with certain of these entities with respect to research and development of our drug product candidates. At this time we have research agreements in place with Georgetown University and the FDA, each of which obligated us to fund research efforts at these institutions through December 31, 2003. Additionally, on March 7, 2004, we renewed the research agreements with Georgetown through February 28, 2005. We are currently negotiating the renewal of the FDA research agreement. While we currently anticipate renewing these agreements, as we have done previously, no assurance can be given that we will be able to maintain these relationships or establish new ones on beneficial terms, that we can enter into renewals of these arrangements without undue delays or expenditures, or that these arrangements will allow us to compete successfully.

        In order to commercialize our drug product candidates successfully, we, or third parties with whom we contract, must be able to manufacture products in commercial quantities in compliance with the FDA's cGMP requirements at acceptable costs and in a timely manner. There can be no assurance that any current or future third-party manufacturer will comply with good laboratory and clinical practices or cGMP and, if not, the FDA could take enforcement action, which could negatively affect the approval or sale of any products. We do not currently have cGMP manufacturing capacity for any of the drug product candidates we are developing. Currently, all of our liposome compounds are produced at the Center for Advanced Drug Development which is affiliated with the University of Iowa Pharmacy School. The Center has indicated that it is currently able to meet our needs for research and clinical trials, but we cannot be sure that they will be able to do so in a timely or cost effective basis in the future or that suitable alternatives can be found in a timely manner, or at all. In addition, we entered into agreements with Diosynth RTP, Inc. to produce IL13-PE38QQR in the larger quantities that will be required to support our Phase III clinical trial for that drug product candidate. Under the terms of that agreement, we were obligated to supply start up material to Diosynth plus reimburse Diosynth for consumable materials and make payments upon completion of the various phases of production. Diosynth has substantially completed its obligations under the agreement. While we have not experienced any difficulties with either the Center for Advanced Drug Development or Diosynth, any failure to obtain adequate supplies of our drug product candidates could delay or prevent our development efforts, though we are aware of at least two alternative manufacturers with whom we could contract for these drug product candidates and we do not anticipate that we would encounter any difficulties in establishing a new relationship should it be necessary to do so.

Our ability to obtain commercial manufacturing capacity for our liposome drug product candidates at Akorn Inc.'s new lyophilization facility has been delayed and could be further delayed or even terminated.

        In December 2001, we entered into a loan agreement and a processing agreement with Akorn Inc., a company controlled by our Chairman, Dr. John Kapoor, under which we provided Akorn with a $3,250,000 loan and obtained manufacturing rights at the lyophilization facility which Akorn has under development in Decatur, Illinois. Akorn has, in the past, experienced financial difficulties, and in August 2003, we notified Akorn it was in default under its loan agreement with us as a result of Akorn's inability to provide us with manufacturing capacity, as provided by the processing agreement. We had previously written-off the entire amount of our loan to Akorn because we had determined that the loan was impaired. In September 2003, Akorn advised us that they wished to refinance their senior debt with a new senior lender, which lender would require us to subordinate our debt. In order to preserve the possibility of collecting Akorn's debt to us, in consideration of a higher rate of interest (which would now equal that to be charged by the new senior lender), and the possibility of accelerated mandatory repayments once Akorn's senior debt was repaid in full, we agreed to waive Akorn's default, to allow Akorn until October 2004 to provide us with the manufacturing capacity and to subordinate Akorn's indebtedness to us to Akorn's indebtedness to its new senior lender. Akorn's refinancing was completed on October 7, 2003.

        While we do not anticipate requiring the capacity to be provided by Akorn's facility until October 2004, if that capacity is not available, we will either need to procure suitable manufacturing rights for our liposome drug compounds from other third parties or contract with qualified third party manufacturers to have our liposome drug compounds produced by them in sufficient quantities. While we are currently aware of at least three other manufacturers that have the ability to produce the quantity and quality of liposome products that we might require, there can be no assurance that such capacity will be available to us when it is required or, if available, on terms we would find acceptable.

If we, or our suppliers, fail to comply with FDA and other government regulations, our manufacturing operations could be interrupted, and our drug product development, future sales, and profitability would suffer.

        All new drugs, including our drug product candidates under development, are subject to extensive and rigorous regulation by the FDA and comparable foreign authorities. These regulations govern, among other things, the development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale, and distribution of our drug product candidates.

        Even if regulatory approval is obtained, our drug products would continue to be subject to governmental review. Manufacturing, labeling, distribution, and promotional activities are continually regulated by the FDA and equivalent foreign regulatory agencies, and we must also report certain adverse events involving our drug products to these agencies. Previously unidentified adverse events or an increased frequency of adverse events that may occur post-approval could result in product recalls or labeling modifications of approved products, which could adversely affect future marketing. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. The restriction, suspension, or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

        Failure to comply with the applicable regulatory requirements can result in, among other things, civil penalties, suspensions of regulatory approvals, import and export problems, product recalls, operating restrictions, and criminal prosecution. In addition, the marketing and manufacturing of pharmaceutical products are subject to continuing FDA and other regulatory review, and later discovery of previously unknown problems with a drug product, manufacturer or facility may result in the FDA and/or other regulatory agencies requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the drug product from the market. The restriction, suspension, or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

        We currently obtain the necessary raw materials for our development stage drug product candidates, as well as certain services, such as testing, from third parties. We currently contract with suppliers and service providers that are required to comply with strict standards established by us. Certain suppliers and service providers are required to follow good laboratory and clinical practices and cGMP requirements and are subject to routine unannounced periodic inspections by the FDA and by certain state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. There can be no assurance that the FDA and other regulatory agencies will find the manufacturing process or facilities or other operations of our suppliers and other service providers to be in compliance with cGMP requirements and other regulations.

        While to the best of our knowledge, none of our suppliers or service providers have been found to be out of compliance with cGMP with respect to the goods or services they provide to us, failure of any third party suppliers or service providers to maintain satisfactory compliance with cGMP could have a material adverse effect on our ability to develop, market and distribute our drug product candidates in the future and, in the most serious cases, could result in the issuance of warning letters, seizure or recall of drug products, civil penalties or closure of such manufacturing facilities until such cGMP compliance is achieved.

We do not have sales, marketing, or distribution experience, which means we must either enter into agreements with third parties to market or co-promote our future products or develop marketing expertise ourselves.

        We have no experience in sales, marketing, or distribution. To date, our focus has been on research and development, and we currently do not have internal sales, marketing, or distribution resources. If we receive the required regulatory approvals, we could elect to market and sell our drug products through distribution, co-marketing, co-promotion, or licensing arrangements with third parties, as we have elected to do with our non-drug NeoPhectin product, which is being sold through independent distributors. To the extent that we enter into arrangements with third parties for the marketing and sale of our drug products, any revenues we receive will depend primarily on the efforts of these third parties, and those revenues will be lower than if we marketed our drug products directly. In addition, we may not be successful in entering into sales and distribution relationships with third parties and, even if we are successful, we will not control the amount and timing of marketing resources such third parties devote to our drug products.

        On the other hand, if we elect to market our drug products directly, which we currently intend to do in targeted markets, significant additional expenditures and management resources will be required to develop an internal marketing or sales force. We have no experience in establishing or maintaining an effective sales or marketing effort. If we decide to perform sales and marketing activities ourselves, we could face a number of additional risks, including, but not limited to:

  •
  the inability to attract and retain a marketing or sales force with relevant pharmaceutical experience;

  •
  the costs of establishing a marketing or sales force may not be recoverable if product revenues are lower than expected; and

  •
  there could be delays in product launch due to the time needed to develop and train an effective marketing or sales force.

        There can be no assurance that we would be able to establish an effective marketing or sales force should we choose to do so. The inability to successfully employ qualified marketing and sales personnel or to develop other sales and marketing capabilities through third parties would be harmful to our overall business operations.

Our lack of operating experience may cause us difficulty in managing our growth.

        We have no experience in selling pharmaceutical or other products or in manufacturing or procuring drug products in commercial quantities in compliance with FDA rules, and we have only limited experience in negotiating, establishing and maintaining collaborative relationships and conducting later stage phases of the regulatory approval process. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be adversely affected. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources, which are limited.

Our inability to adequately protect our proprietary technologies could harm our competitive position and have a material adverse effect on our business.

        The success of our business depends, in part, on our ability to obtain patents and maintain adequate protection of our intellectual property for our proprietary technology and products in the US and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the US, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused, for example, by a lack of rules and processes allowing for meaningful defense of intellectual property rights. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and impair our competitive position, with the result that our business and operating results could be harmed.

        The patent positions of pharmaceutical companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and drug product candidates, as we deem appropriate. Currently, we either own or have obtained licenses to more than 50 US and foreign patents or patent applications relating to our drug product candidates. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or drug product candidates. These companies would then be able to develop, manufacture, and sell products, which compete directly with our drug product candidates. In that case, our revenues and operating results would decline.

        We rely upon trade secret protection for certain of our confidential information, including certain of our trade secrets, know-how, technology advances and processes. While we have taken measures to protect our confidential information, and to date have not experienced any difficulties in maintaining the confidentiality of our information, these measures may not provide adequate protection for our trade secrets, know-how or other confidential information in the future. We seek to protect our confidential information by entering into confidentiality agreements with employees, collaborators, and consultants. Nevertheless, employees, collaborators, or consultants may still disclose or misuse our confidential information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise gain access to our trade secrets. Disclosure or misuse of our confidential information would harm our competitive position and could cause our revenues and operating results to decline.

We may be sued for infringing on the intellectual property rights of others.

        Our commercial success also depends in part on ensuring that we do not infringe the patents or proprietary rights of third parties. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. While we have not been sued for infringing the intellectual property rights of others, there can be no assurance that the drug compounds that we have under development do not or will not infringe on the patent or proprietary rights of others. Third parties may assert that we are employing their proprietary technology without authorization. We know of patents issued to third parties relating to antisense and oligonucleotide technology, including patents about which such third parties have communicated with us suggesting possible infringement, but the claims of which we believe we do not infringe or are invalid. Moreover, US patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, there may be patents of which we are unaware, and avoiding patent infringement may be difficult. Patent holders sometimes send communications to a number of companies in related fields, suggesting possible infringement, and we, like a number of biotechnology companies, have received this type of communication. If we are sued for patent infringement, we would need to demonstrate that our products either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, which we may not be able to do. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties in order to commercialize the related product. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products or be required to cease commercializing affected products and our operating results would be harmed.

        In the future, others may file patent applications covering technologies that we may wish to utilize with our proprietary technologies, or products that are similar to products developed with the use of our technologies. If these patent applications result in issued patents and we wish to use the claimed technology, we would need to obtain a license from the third party, and this would increase our costs of operations and harm our operating results.

We depend on intellectual property rights licensed from third parties. If we fail to meet our obligations under license agreements, we may lose our rights to key technologies on which our business depends.

        Our business depends on our technology, which is based in part on patents licensed from third parties. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. Our license agreement regarding IL13-PE38QQR requires us to engage in clinical trials of the compound in patients with renal cell carcinoma. Previous trials demonstrated that IL13-PE38QQR is toxic in those patients. However, we have instead focused on developing this compound for treating patients with glioblastoma multiforme. We have informed the governmental agency from which we licensed these patents of this change, and we received no objections to it.

        Because of our dependence on intellectual property rights licensed to us by third parties, any adverse development in our relationship with these licensors, including a dispute regarding our rights under the agreements or the grant of rights by our licensors to others, could materially and adversely affect our right to commercialize the products we are developing or preclude others from commercializing these products.

        If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform would be severely adversely affected.

        We depend in large part on our licensors to maintain the patent rights licensed to us. If our licensors do not have adequate rights to the patents we license, or do not adequately maintain these rights, our competitive position could be impaired. For example, we understand that patent rights exclusively licensed to us by the government relating to IL13-PE38QQR were assigned by our licensor to one of the inventors. We have been assured by the government that we have the exclusive rights to these patents, but we are unable to independently verify this. If third parties acquire these rights from the inventor or otherwise, we might be unable to preclude them from commercializing a drug based on IL13-PE38QQR.

        The government's license to us of patents related to IL13-PE38QQR retains to the government various rights with respect to these patents, including the right to practice the related technology itself, grant foreign governments or international organizations the right to practice the related technology or grant to any person a research license under the patents.

We may in the future be a party to patent litigation, which could be expensive and divert our management's attention.

        The field of biotechnology has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation or interference proceedings declared by the US Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. We may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings could result in substantial expense to us and significant diversion of efforts by our technical and management personnel.

One of our directors has conflicting obligations.

        Dr. John N. Kapoor, our chairman, is also associated with EJ Financial Enterprises, Inc., a health care investment firm which is wholly owned by him, and therefore will have conflicts of interest in allocating his time among various business activities and may have legal obligations to multiple entities. On July 1, 1994, we entered into a consulting agreement with EJ Financial. The consulting agreement provides that we will pay EJ Financial $125,000 per year for certain management consulting services, which is based on anticipated time spent by EJ Financial personnel on the Company's affairs. EJ Financial is also involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. In addition, EJ Financial is involved with other companies in the cancer field. Although these companies are pursuing different therapeutic approaches for the treatment of cancer, discoveries made by one or more of these companies could render our products less competitive or obsolete.

If we lose key management and scientific personnel or are unable to attract and retain the talent required for our business, our business could be harmed.

        We are highly dependent on the principal members of our management and scientific staff, including our President, Mr. James M. Hussey, our Chief Scientific Officer, Dr. Imran Ahmad, our Chief Medical Officer, Dr. Jeffrey W. Sherman, and our Chief Financial Officer Mr. Lawrence A. Kenyon. Only Mr. Hussey has an employment contract with us. We do not have key man insurance on any of these individuals. If we were to lose the services of Mr. Hussey, Dr. Ahmad, Dr. Sherman or Mr. Kenyon, and were unable to replace them, our product development and the achievement of our strategic objectives would be delayed. In addition, our success will depend on our ability to attract and retain qualified scientific, technical and managerial personnel. While we have not experienced unusual difficulties to date in recruiting and retaining personnel, there is intense competition for qualified staff and no assurance can be given that we will be able to retain existing personnel or attract and retain qualified staff in the future.

The demand for our drug product candidates, if any, may be adversely affected by health care reform and potential limitations on third party reimbursement.

        In recent years, there have been numerous proposals to change the health care system in the US. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceutical products to government control. We cannot predict the effect that health care reforms may have on our business, and it is possible that such reforms will hurt our business. In addition, in both the US and elsewhere, sales of prescription pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services with respect to new drug products in particular. If we succeed in bringing any of our drug compounds to the market, we cannot be certain that our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us or our collaborators to sell our products on a competitive basis.

        In addition, many health maintenance organizations and other third party payors use formularies, or lists of drugs for which coverage is provided under a health care benefit plan, to control the costs of prescription drugs. Each payor that maintains a drug formulary makes its own determination as to whether a new drug will be added to the formulary and whether particular drugs in a therapeutic class will have preferred status over other drugs in the same class. This determination often involves an assessment of the clinical appropriateness of the drug and sometimes the cost of the drug in comparison to alternative products. We cannot be assured that:

  •
  our future drug products, if any, will be added to payors' formularies;

  •
  such future drug products will have preferred status to alternative therapies; or

  •
  the formulary decisions will be conducted in a timely manner.

        We may also decide to enter into discount or formulary fee arrangements with payors, which could result in us receiving lower or discounted prices for drug products we may develop in the future.

Physicians, patients, payors, or the medical community in general may be unwilling to accept, utilize or recommend any of our drug products, and the failure to achieve market acceptance will harm our business.

        Even if approved for marketing, our drug products may not achieve market acceptance. The degree of market acceptance of our drug products will depend upon a number of factors, including:

  •
  the establishment and demonstration in the medical community of the safety and clinical efficacy of our drug products and their potential advantages over existing therapeutic products, including non-liposomal forms of the active agents included in our drug products; and

  •
  pricing and reimbursement policies of government and third party payors such as insurance companies, health maintenance organizations and other plan administrators.

Potential changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also negatively impact our results of operations.

        The Financial Accounting Standards Board is considering whether to require all companies to treat the fair value of stock options granted to employees as an expense. The US Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, we and other companies could be required to record a compensation expense equal to the fair value of each stock option granted. Currently, we are generally not required to record compensation expense in connection with stock option grants to employees of the Company. If we were required to expense the fair value of stock option grants, it would reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. For example, had we been required to expense stock option grants by applying the measurement provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," our recorded net loss of $52,791,099 would have been increased by $7,448,661 to a net loss of $60,239,760 for the year ended December 31, 2003. Nevertheless, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event we are required to expense stock option grants, our future results of operations would be negatively impacted, as would our ability to use stock options as an employee recruitment and retention tool.

Our investments could lose market value and consequently harm our ability to fund continuing operations.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term investments in a variety of securities, including government and corporate obligations and money market funds. The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to an impairment in the value of the securities underlying our investment. This could result in future charges on our earnings. All of our investment securities are denominated in US dollars.

        Investments in both fixed-rate and floating-rate interest earning instruments carry varying degrees of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating-rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates.

We handle hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business. We could also be liable for damages, penalties, or other forms of censure if we are involved in a hazardous waste spill or other accident.

        Our research and development processes involve the controlled storage, use and disposal of hazardous materials, and biological hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, even by a third party, we could be held liable for any damages that result, and such liability could exceed our current general liability insurance coverage of $1,000,000 and our financial resources. In the future, we may not be able to maintain insurance on acceptable terms, or at all. We could also be required to incur significant costs to comply with current or future environmental laws and regulations.

We may have product liability exposure, and insurance against such claims may not be available to us at reasonable rates or at all.

        While we maintain insurance to cover the use of our drug compounds in clinical trials, we currently do not have any product liability insurance for marketed human therapeutic products. Although we plan to obtain product liability insurance when and if our drug compounds become commercially available, we cannot assure you that we will be able to obtain or maintain this insurance on acceptable terms or that any insurance we obtain will provide us with adequate coverage against potential liabilities. Claims or losses in excess of any liability insurance coverage we obtain would have a material adverse effect on our business.

Anti-takeover provisions could make a third party acquisition of us or the removal of our board of directors or management more difficult.

        In June 2003, we adopted a stockholder rights plan that provided for the issuance of rights to purchase shares of Series A Participating Preferred Stock ("Series A Preferred") of the Company. Under the plan, we distributed one preferred share purchase right for each outstanding share of common stock. Each purchase right entitles the holder to purchase from the Company one one-thousandth (1/1000th) of a share of Series A Preferred at a price of $112.00 per share, subject to adjustment. The rights become exercisable, with certain exceptions, ten business days after any party, without prior approval of our Board of Directors, acquires, or announces an offer to acquire, beneficial ownership of 15% or more of our common stock. In the event that any party acquires 15% or more of our common stock, we are acquired in a merger or other business combination, or 50% or more of our assets are sold after the time that the rights become exercisable, the rights provide that each right holder will receive, upon exercise, shares of the common stock of the surviving or acquiring company, as applicable, having a market value of twice the exercise price of the right. The stockholder rights plan may discourage or prevent certain types of transactions involving an actual or potential change in control, which transactions may be beneficial to our shareholders, by causing substantial dilution to a party that attempts to acquire us on terms not approved by our Board. In addition, Section 203 and other provisions of the Delaware General Corporation Law as well as provisions of our charter and by-laws could make a takeover of us or the removal of the board of directors or management more difficult.

The issuance of preferred stock could adversely affect the holders of our common stock.

        Our board of directors has the authority, without further stockholder approval, to issue from time to time shares of preferred stock in one or more designated series or classes. Depending upon the rights and preferences which may be granted to any class of preferred shares which we may elect to issue, issuance of preferred stock could adversely affect the voting power of holders of our common stock and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

If there are substantial sales of common stock, the market price of our common stock could decline.

        Sales of substantial numbers of shares of common stock could cause a decline in the market price of our stock. Some of our stockholders are entitled to require us to register their shares of common stock for offer or sale to the public. We have filed Form S-8 registration statements registering shares issuable pursuant to our equity compensation plans. Any sales by existing stockholders or holders of options may have an adverse effect on our ability to raise capital and may adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

        The Company's administrative offices are located in approximately 15,700 square feet of leased office space in Lake Forest, Illinois. Additionally, the Company has leased a 35,500 square foot research and development facility in Waukegan, Illinois. We currently expect to secure additional office space during 2004.

ITEM 3. LEGAL PROCEEDINGS

        On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its license agreement dated February 19, 1999 (the "License Agreement") with Pharmacia Corporation (now Pfizer), Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, "Pharmacia"), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin) which were being conducted by Pharmacia. The Company contends that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constitutes a breach of the License Agreement. The Company further contends that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm's ability to monitor the development of these compounds. The Company is seeking all damages to which it is entitled. NeoPharm believes that these damages are substantial. On May 16, 2002, Pharmacia responded by denying the Company's allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages.

        Subsequently, Pharmacia stated in a letter dated November 19, 2002, that it did not intend to move forward with the clinical development of NeoPharm's NeoLipid™ LEP (LEP-ETU) because of its contention that NeoPharm had not provided Pharmacia with sufficient product data and test samples, a claim which NeoPharm denies. Pharmacia also stated that it would not continue to develop the earlier formulations of LEP and LED. Although Pharmacia indicated that it did not intend to continue with the clinical development of LEP and LED, Pharmacia did not indicate that it had terminated the License Agreement. As a result, in November 2002, NeoPharm terminated the License Agreement in order to allow NeoPharm to continue with the further development of NeoLipid™ formulations of LEP, as well as LED. Pharmacia disputes the propriety of the termination and has included the termination as part of the arbitration hearing. In January 2003, NeoPharm reached an agreement with Pharmacia that allows NeoPharm to reference Pharmacia's LEP Investigational New Drug Application (IND) and start human clinical trials with LEP-ETU. While the hearing and briefing in the arbitration proceeding has concluded, no prediction can be made as to the outcome of the claims that the Company and Pharmacia have asserted against each other, or the amounts, if any, which either party may be awarded against the other, which recoveries or liabilities could be substantial. The Company currently expects this dispute to be resolved in the first half of 2004.

        The Company was also named in several putative class action lawsuits (the "Class Action Suits") each of which alleges various violations of the federal securities laws in connection with the Company's public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company's LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, Chairman of the Company, and James M. Hussey, the Company's President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company's current Chief Scientific Officer and Senior Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed. The Company's motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. No trial date has been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

EXECUTIVE OFFICERS OF NEOPHARM

        The following persons were executive officers of NeoPharm as of March 15, 2004.

        John N. Kapoor, Ph.D., 60, Chairman of the Board of Directors, joined us in July 1990 as a member of our original Board of Directors. Prior to forming our company, Dr. Kapoor formed EJ Financial Enterprises, Inc., a health care consulting and investment company, in March 1990, of which Dr. Kapoor is currently President. Dr. Kapoor is presently Chairman of Option Care, Inc., a provider of home health care services, Chairman of Akorn, Inc., a manufacturer, distributor and marketer of generic ophthalmic products, a director of Introgen Therapeutics, Inc., a gene therapy company, and a director of First Horizon Pharmaceuticals, Inc., a distributor of pharmaceuticals. Dr. Kapoor received his Ph.D. in medicinal chemistry from the State University of New York in 1970 and a B.S. in pharmacy from Bombay University in India.

        James M. Hussey, 44, joined us in March 1998 as President, Chief Executive Officer, and a member of the Board of Directors. Mr. Hussey was previously the Chief Executive Officer and founder of Physicians Quality Care, a managed care organization from 1994 until its sale in January 1998. Previous to that, Mr. Hussey held several positions with Bristol-Myers Squibb Company from 1984 to 1994, at which time he was the General Manager Midwest Integrated Regional Business Unit. Mr. Hussey is currently a director of Option Care, Inc., a provider of home health care services. Mr. Hussey, a licensed pharmacist, received a B.S. from the College of Pharmacy at Butler University and an M.B.A. from the University of Illinois.

        Dr. Jeffrey W. Sherman, M.D., F.A.C.P., 49, joined us in September 2000 as Executive Vice President and Chief Medical Officer. Previously, Dr. Sherman was employed by Searle/Pharmacia where, since joining that firm in 1992, he has held a variety of positions, serving as Executive Director, Clinical Research, with his focus being on Oncology Clinical Research and Head of Oncology Global Medical Operations in Medical Marketing. Dr. Sherman received his medical degree from the Finch University of Health Sciences/The Chicago Medical School and is a member of numerous professional societies and a Diplomate of the National Board of Medical Examiners and the American Board of Internal Medicine.

        Imran Ahmad, Ph.D., 39, Senior Vice President, Research and Development, joined NeoPharm in July 2000. Prior to joining NeoPharm, Dr. Ahmad held a variety of positions at the Liposome Company from 1993 until 2000, most recently serving as Assistant Director of Research and Development where his responsibilities included directing the pre-clinical research program. Dr. Ahmad conducted his post-doctoral work at the University of Alberta, Canada.

        Lawrence A. Kenyon, 38, joined us in September 2000 as our Chief Financial Officer. From October 1999 until September 2000 Mr. Kenyon was Senior Vice President of the Gabelli Mathers Fund, a regulated investment company. Prior to that, Mr. Kenyon held a variety of positions with Mathers and Company, Inc., an investment management firm, most recently serving as the Chief Financial Officer for both Mathers and Company, Inc. and Mathers Fund, Inc. Mr. Kenyon is a Certified Public Accountant and received his B.B.A. in Accounting from the University of Wisconsin—Whitewater in 1987.

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

2002	High	Low
First Quarter	$22.826	$12.061
Second Quarter	19.070	8.652
Third Quarter	13.130	8.070
Fourth Quarter	14.174	8.817
2003	High	Low
First Quarter	$10.426	$7.565
Second Quarter	17.280	9.870
Third Quarter	18.710	13.000
Fourth Quarter	19.400	14.210

        On May 13, 2003, the Company's Board of Directors declared a 15% common stock dividend to stockholders of record on June 3, 2003, which was issued on June 10, 2003. All share information and per share data for prior periods has been restated to reflect this stock dividend.

        As of March 1, 2004, there were 44 holders of record of the common stock, and the Company estimates that as of such date there were more than 3,000 beneficial holders of the common stock.

Dividends

        The Company has never paid a cash dividend on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. Any determination in the future to pay cash dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

        Information on the Company's equity compensation plan is contained in Note 6 "STOCK OPTIONS" of the Company's Financial Statements included as part of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues	$—	$—	$—	$3,000,000	$11,000,000
Expenses:
Research and development(1)	34,262,267	28,977,693	14,814,169	3,791,667	3,758,980
General and administrative(1)	19,344,267	9,857,082	4,414,469	3,040,671	2,446,926
Income/(loss) from operations	(53,606,534)	(38,834,775)	(19,228,638)	(3,832,338)	4,794,094
Interest income	815,435	2,343,036	5,796,552	3,322,163	626,508
Net income/(loss)	$(52,791,099)	$(36,491,739)	$(13,424,037)	$(386,230)	$3,754,476
Basic net income/(loss) per share	$(2.80)	$(1.95)	$(0.72)	$(0.03)	$0.31
Diluted net income/(loss) per share	$(2.80)	$(1.95)	$(0.72)	$(0.03)	$0.27
	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash & cash equivalents	$36,958,941	$87,591,975	$106,525,864	$139,777,330	$24,664,567
Working capital(2)	36,256,650	87,664,717	120,305,964	139,841,734	23,938,684
Total assets	46,080,580	95,937,321	129,195,075	140,531,777	25,051,748
Accumulated deficit	(131,691,319)	(78,900,220)	(42,408,481)	(2,092,799)	(1,706,569)
Total stockholders' equity	40,017,355	91,908,994	127,343,550	140,092,078	24,005,058

(1)
For 2000, research and development includes related party expenses of $740,664 that are research and development related. All other related party expenses are classified as a component of general and administrative expenses.

(2)
Working capital is calculated as current assets minus current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Overview

        We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers. Our corporate strategy is to become a leader in the research, development and commercialization of new and innovative anti-cancer treatments. We currently operate at two locations, and had 109 full time employees as of March 1, 2004. Our corporate headquarters and clinical development team are located in Lake Forest, Illinois, and our research and development facility is in Waukegan, Illinois.

        Since we began doing business in June 1990, we have devoted our resources primarily to funding research and product development programs. To date, we have not received FDA approval of any of our drug product candidates and, therefore, we have generated no revenue from sales of any of our compounds. We expect to continue to incur losses for the foreseeable future as we continue our research and development activities, which include the sponsorship of human clinical trials for our compounds. Until we are able to consistently generate revenue through the sale of a drug or non-drug product, we anticipate that we will be required to fund the development of our pre-clinical compounds and drug product candidates primarily by selling stock in the Company.

        During 2003, management's efforts were devoted to preparing to move our lead drug product candidate, IL13-PE38QQR, into a pivotal Phase III clinical trial, advancing our NeoLipid drug product candidates through Phase I clinical development toward possible initiation of Phase II clinical development, resolution of our ongoing arbitration dispute with Pharmacia (now Pfizer), and securing financial resources to continue the development of our compounds.

        The PRECISE trial, our Phase III clinical trial for IL13-PE38QQR for the treatment of glioblastoma multiforme (GBM), began in March 2004 with the enrollment of our first patient. Our current plans anticipate the completion of enrollment for PRECISE in 2005 and the submission of a BLA with the FDA in 2006 seeking marketing approval of the drug. However, there can be no assurance that the FDA will approve the BLA. Assuming that we received authorization to begin selling IL13-PE38QQR, we anticipate the first sales of the product in 2007. During 2003, in order to conduct the ongoing Phase I/II clinical trials, as well as to prepare for initiation of the PRECISE trial, we incurred approximately $12.4 million in expenses related to the development and manufacturing of IL13-PE38QQR. The Phase III drug supply scale-up and manufacturing component of the 2003 IL13-PE38QQR expenses was approximately $4.4 million.

        During 2003, we continued to advance our Phase I NeoLipid drug product candidates towards Phase II/III clinical trials. The drug product candidates currently in Phase I clinical development include: LE-SN38 (liposomal SN38) for the treatment of colorectal and other cancers; LEP-ETU, our new NeoLipid™ formulation of liposomal paclitaxel; and, LErafAON (liposomal craf antisense oligonucleotide) for the treatment of radiation and/or chemotherapy resistant tumors. We currently anticipate that both LE-SN38 and LEP-ETU will enter Phase II clinical trials by the end of 2004. In addition, in February 2004 we decided to stop development of LEM (liposomal mitoxantrone) due to our conclusion that the market potential for the product was limited.

        It is difficult to predict with any certainty the timing, estimated costs to complete development, and anticipated completion dates of drug product candidates in Phase I clinical development. A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Because our lead drug product candidate, IL13-PE38QQR, has recently entered a Phase III clinical trial, we are able to make some estimates regarding the completion of Phase III. Our current estimates anticipate further expenses of approximately $35 million to complete the Phase III clinical trial for IL13-PE38QQR.

        The table below includes a summary of identified project costs incurred to date for our major research and development projects. Generally, identified project costs include expenses incurred specifically for clinical trials and pre-clinical studies we conduct, and exclude expenses incurred for salaries paid to our professional staff, overhead expenses for our Lake Forest and Waukegan facilities and general laboratory supplies used in our research, which are identified as non-project specific.

Research Project	Total Costs Incurred 2003	Total Costs Incurred Since Beginning of Project
IL13-PE38QQR	$12,434,953		$19,058,286
LE-SN38	1,718,069		2,601,406
LEP-ETU	855,629		938,357
LErafAON	808,333		6,236,076
LEM	816,470		3,177,209
Non-project specific	17,628,813		N/A

Total research and development expenses	$34,262,267	$	N/A

        We currently anticipate that a decision will be rendered in the Pharmacia arbitration case during the first half of 2004. During 2003, we incurred approximately $11.7 million in arbitration related expenses, including legal expenses. This brings the total expenses incurred for the arbitration through December 31, 2003 to approximately $13.4 million. Additionally, in 2004, we have incurred approximately $925 thousand of arbitration related expenses through March 1, 2004 to complete the hearings in Washington, DC. At this time, we do not expect to incur any material additional arbitration related expenses in 2004 (see Part I Item 3. Legal Proceedings).

        In January 2004, we successfully completed the sale of 4,312,500 shares of common stock to the public through a shelf registration, resulting in net proceeds to the Company of approximately $74 million before expenses. As we only used a portion of the proceeds available to us from the shelf registration, a maximum amount of approximately $90 million remains available to us through December 2005 in the event that we need to raise additional funds to support our programs, assuming that market conditions are favorable.

Results of Operations

  Years Ended December 31, 2003, 2002, and 2001

        We generated no operating revenues during the three fiscal years ended December 31, 2003, 2002 and 2001.

        Research and development expenses have increased steadily over the past three years due to the continued advancement of our compounds through the various stages of development. We incurred approximately $34,262,000 in research and development expenses in 2003, as compared with approximately $28,978,000 in 2002, and approximately $14,814,000 in 2001.

        In 2003, we incurred approximately $12.4 million in research and development expenses related to the development of our lead compound, IL13-PE38QQR, representing an increase of approximately $8.1 million over expenses incurred in 2002, including approximately $4.4 million for the scale-up and production of the Phase III drug supply. Additionally, in 2003 we increased spending for the development of both LE-SN38 and LEP-ETU by approximately $800 thousand per drug product candidate as compared with 2002 levels. The increase in expenses for LE-SN38 and LEP-ETU was directly related to our efforts to move these compounds through Phase I clinical trials and into Phase II clinical trials in 2004. We also experienced a reduction in expenses of approximately $3.2 million for the development of LErafAON during 2003. Because of our efforts to reformulate the lipid component of LErafAON, we did not need to manufacture drug supplies for use in clinical trials during 2003, resulting in the significant reduction in expenses. In addition to the increase in expenses in 2003 related to the project specific costs listed above, material changes in 2003 non-project specific expenses as compared with amounts incurred for these types of expenses in 2002 include an increase in research and development payroll related expenses of approximately $1.8 million due to an increase in research and development headcount from 85 full time employees on December 31, 2002 to 95 full time employees on December 31, 2003, and a reduction in the amount paid to Georgetown University for sponsored research services of approximately $1.9 million as we focused our efforts on in-house research and development at our research and development facility in Waukegan, Illinois.

        Research and development expenses increased in 2002 versus 2001 due to increased payroll and consulting related expenses of approximately $5,550,000 from the expansion of our pre-clinical and clinical research and development staff, an increase of approximately $4,174,000 related to production of clinical trial supplies of our compounds for our clinical studies (primarily for LErafAON), increased spending of approximately $3,928,000 for the preclinical and clinical development of our compounds, including expenses associated with increased enrollment in our clinical trials (primarily for IL13-PE38QQR) and expenses incurred in the development of LEP-ETU, and an increase in expenses of approximately $529,000 to operate our Waukegan, IL research and development facility, which became fully operational in 2002.

        Expenses incurred for general and administrative purposes were approximately $19,344,000 in 2003, $9,857,000 in 2002, and $4,414,000 in 2001. The increase in 2003 general and administrative expenses was primarily related to our arbitration case against Pharmacia. We incurred approximately $11.7 million in arbitration related expenses in 2003, representing an increase of approximately $10.1 million over arbitration related expenses incurred in 2002. Excluding arbitration related expenses, 2003 general and administrative expenses were approximately $2.2 million lower than 2002, due to a 2002 non-cash charge of approximately $2.2 million to fully reserve our note receivable from Akorn, Inc. General and administrative expenses increased in 2002 versus 2001 primarily due to the non-cash charge of approximately $2.2 million to fully reserve our note receivable from Akorn, Inc., and arbitration related legal fees and expenses of approximately $1.6 million. Additionally, other general and administrative expenses increased by approximately $1.6 million in 2002 over 2001 as the size and scope of our operations increased.

        Interest income for 2003, 2002, and 2001 totaled approximately $815,000, $2,343,000, and $5,797,000. The decrease in interest income from 2001 levels was primarily due to a reduction in the total cash available for investing as we used our cash and short-term investments to fund the development of our compounds and to pay expenses associated with the ongoing arbitration case with Pharmacia. Additionally, during this same period, the fixed income market in general experienced a downturn in yields.

        As a result of the above items, net loss and basic and diluted loss per share for the three fiscal years ended December 31, 2003, 2002 and 2001 were approximately $52,791,000, $36,492,000 and $13,424,000, respectively, and $2.80, $1.95 and $0.72, respectively.

  Liquidity and Capital Resources

        As of December 31, 2003, we had approximately $41,125,000 in cash, cash equivalents, and investments in marketable securities, and no debt. All excess cash is currently invested in marketable securities with less than twelve months to maturity. In January 2004, we received approximately $74 million after underwriting fees, but before expenses, through the sale of common stock via a shelf registration. We currently believe that our cash on hand at the end of 2003, when combined with the funds raised in January 2004, should be adequate to fund our operations into at least the third quarter of 2005. Before that time, and assuming that no other sources of positive cash flow are secured, we will most likely need to attempt to raise funds later this year or early in 2005. One potential source of funds would be selling more stock as part of the currently effective shelf registration, of which, a maximum of up to approximately $90 million remains available.

        We no longer expect to incur material expenses related to our arbitration case. As a result, the primary use of funds over the next 12 - 24 months will be to fund our clinical and pre-clinical research and development efforts. The most significant expenses will be incurred in relation to the PRECISE Phase III clinical trial for our brain tumor drug product candidate, IL13-PE38QQR. At the present time, we expect to spend approximately $35 million over the next 24 months to complete the PRECISE trial. Additional significant expenses are also expected to be incurred as we continue to move our Phase I drug product candidates towards, and potentially into, Phase II clinical trials.

        The launch of our NeoPhectin transfection reagent products could generate revenue, and cash flow, later in 2004 or 2005 to support our research and development efforts and reduce the rate at which we are using our currently available cash resources. We do not currently expect to incur material incremental expenses associated with producing, selling, or marketing NeoPhectin.

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

        NeoPharm has no long-term debt, no capital leases, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value. The following table summarizes our estimated contractual obligations as of December 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	1,742,062	572,750	820,329	348,983	0
Drug product candidate manufacturing commitments	451,500	451,500	0	0	0
License agreements—milestone based payments(1)(2)	2,085,000	130,000	195,000	410,000	1,350,000

Total	4,278,562	1,154,250	1,015,329	758,983	1,350,000

(1)
These amounts do not include potential sales-based royalty payments that may be required under the various license agreements.

(2)
Milestone based payment obligations are contingent upon successfully reaching objectively determinable stages in the development of drug product candidates. The Company has estimated the period the payment may be due, if at all, based upon its expectations of the timeline for continued successful development of the drug product candidates.

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

  Investments in Marketable Securities

        As provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has elected to treat all of its investments in marketable securities as "available-for-sale", which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Significant judgment is required to determine instances in which an other than temporary decline in the fair value of marketable securities has occurred. Management considers available positive and negative information in making this judgment, including: the nature of the investments; the causes of impairments; the number of investment positions that are in an unrealized-loss position; and the severity and duration of the impairment.

  Income Taxes

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Significant judgments are required to estimate the generation of future taxable income and the timing of the reversal of deferred tax liabilities.

  Stock-Based Compensation

        The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. Significant judgments are required in determining an appropriate method for determining the fair value of stock-based compensation. The Company has elected to utilize the Black-Scholes option-pricing model to make the fair value determination. Inputs into the option-pricing model are subject to estimation that may affect the determination of fair value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2003, we did not own any derivative instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. As of December 31, 2003, we held total cash, cash equivalents, and investments of $41,125,292. Maturities of investments range from cash equivalents (maturity less than 90 days) to approximately 10 months. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents, and marketable securities as of December 31, 2003, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $411,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The Financial Statements and Supplementary Data are incorporated herein by reference to the Company's Financial Statements included as follows:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        On May 14, 2002, we filed a Form 8-K/A announcing the dismissal of Arthur Andersen LLP as our independent auditor. On July 3, 2002, we filed a Form 8-K announcing appointment of KPMG LLP as our new independent auditor.

ITEM 9A. CONTROLS AND PROCEDURES

        As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are operating effectively as designed.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the Directors of the Company is incorporated by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which is to be filed within 120 days of the Company's fiscal year ended December 31, 2003.

        Information regarding the Executive Officers of the Company can be found in Part I Item 4 of this Annual Report on Form 10-K.

        Information regarding the Audit Committee Financial Experts is incorporated by reference to the information under the caption "Report of the Audit Committee" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

        Information regarding the identification of the Audit Committee is incorporated by reference to the information under the caption "Board of Directors and Its Committees" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

        Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

        Information regarding the Company's code of ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, and key financial and accounting personnel is incorporated by reference to the information under the caption "Corporate Governance Policies and Practices" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions "Executive Compensation", "Compensation of Directors," "Election of Directors-Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item as to expenses for principal accounting fees and services incurred by the Company is hereby incorporated by reference from the information appearing under the caption "Ratification of the Appointment of Independent Auditors" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)
Financial Statements:

  (2)
  Financial Statement Schedule:

Page
Independent Auditors' Report	73
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003 and 2002	74
  (3)
  Exhibits

  The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference herein in accordance with the designated footnote references.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.(l)
3.1.1
Amendment to the Amended and Restated Certificate of Incorporation incorporated by reference from Exhibit 3.01 contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3.2	Bylaws of the Registrant.(l)
4.1	Specimen Common Stock Certificate.(2)
*10.1	1995 Stock Option Plan, with forms of Incentive and Nonstatutory Stock Option Agreements.(2)
*10.2	1995 Director Option Plan, with form of Director Stock Option Agreement.(2)
10.3	Form of Director and Officer Indemnification Agreement.(2)
10.4	Cooperative Research and Development Agreement between the Company and the National Cancer Institute dated September 13, 1993.(2)
10.5	License Agreement between the Company and Georgetown University dated July 1990.(2)

10.6	License Agreement between the Company and Georgetown University dated April 18, 1994.(2)
10.7	Loan Repayment Note, dated June 18, 1990, by and between the Company and the John N. Kapoor Trust.(2)
10.8	Consulting Agreement, dated July 1, 1994, by and between the Company and EJ Financial Services, Inc.(2)
10.9	Harris Bank and Trust Company Loan Agreement dated March 16, 1995, as amended October 5, 1995.(2)
*10.10	Option Agreement, dated as of August 13, 1996, between the Company and John N. Kapoor and Anatoly Dritschilo.(3)
10.11	Cooperative Research and Development Agreement between the Company and the Food and Drug Administration dated August 27, 1997.(4)
10.12	License Agreement between the Company and the National Institute of Health dated September 23, 1997.(4)
*10.13	Employment Agreement between James M. Hussey and the Company dated March 16, 1998.(4)
*10.14	1998 Equity Incentive Plan.(5)
10.15	Collaboration Agreement by and between the Company and BioChem Therapeutics dated May 12, 1997.(4)
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
10.18	Amendment No.1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated January, 1990.(4)
10.19	Amendment No.1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated April 18, 1994.(4)
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
10.28
First Amended and Restated Synthetic Cardiolipin Supply Agreement dated as of November 1999, by and between Avanti Polar Lipids, Inc. and NeoPharm, Inc., incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-12493).
10.29
Conditional Option Agreement between Avanti Polar Lipids and NeoPharm, Inc. dated as of January 26, 1999, incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-12493).
10.30	Form of Amendment to Processing Agreement dated as of October 7, 2003 by and between NeoPharm, Inc. and Akorn, Inc.
10.31	Form of Amended and Restated Promissory Note dated as of October 7, 2003 by and between the Company and Akorn, Inc.
10.32	Subordination and Intercreditor Agreement dated as of October 7, 2003 by and between the Company and LaSalle Bank National Association.
23.1	Consent of KPMG LLP.
23.2	Notice regarding consent of Arthur Andersen LLP.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

  *
  Denotes management contract or compensatory plan or arrangement.

  (1)
  Incorporated by reference to the exhibit of the same number contained in the Company's registration statement on Form S-3 filed under the Securities Act of 1933 (the "33 Act"). (File No. 333-44396).

  (2)
  Incorporated by reference to the exhibit of the same number contained in the Company's registration statement on Form S-1 filed under the "33 Act. (File No. 33-90516).

  (3)
  Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. (File No. 001-12493)

  (4)
  Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. (File No. 001-12493)

  (5)
  Incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 filed under the "33 Act. (File No. 333-66365).

(b)
Reports on Form 8-K

  On November 14, 2003, the Company filed a report on Form 8-K incorporating a press release reporting the Company's financial results for the third quarter ended September 30, 2003.

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

Signature	Title	Date

/s/ JOHN N. KAPOOR John N. Kapoor	Director, Chairman of the Board	March 15, 2004
/s/ JAMES M. HUSSEY James M. Hussey	Director, President, and Chief Executive Officer (Principal Executive Officer)	March 15, 2004
/s/ ERICK E. HANSON Erick E. Hanson	Director	March 15, 2004
/s/ SANDER FLAUM Sander Flaum	Director	March 15, 2004
/s/ MATTHEW P. ROGAN Matthew P. Rogan	Director	March 15, 2004
/s/ KAVEH T. SAFAVI Kaveh T. Safavi	Director	March 15, 2004
/s/ LAWRENCE A. KENYON Lawrence A. Kenyon	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NeoPharm, Inc.:

        We have audited the accompanying balance sheets of NeoPharm, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of NeoPharm, Inc. for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors' report, dated April 9, 2002, on those financial statements was unqualified, before the restatement described in note 5 to the financial statements, and included an explanatory paragraph that described a change in the Company's method of accounting for non-employee director stock compensation discussed in note 5 to the financial statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoPharm, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the financial statements of NeoPharm, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in note 5, those financial statements have been restated. We audited the adjustments described in note 5 that were applied to restate the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of NeoPharm, Inc. other than with respect to such adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2001 financial statements taken as a whole.

/s/ KPMG LLP
Chicago, Illinois February 20, 2004, except as to Note 11, which is as of March 7, 2004

This report is a copy of the previously issued report covering 2001. The share and per share information in the 2001 financial statements have been restated to reflect a stock dividend issued during 2003. Arthur Andersen LLP has not reissued its report.

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

ARTHUR ANDERSEN LLP
Chicago, Illinois April 9, 2002

NEOPHARM, INC.

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$36,958,941	$87,591,975
Investments in marketable securities	4,166,351	3,508,222
Prepaid expenses	909,833	454,893
Other receivables	284,750	137,954

Total current assets	42,319,875	91,693,044
Fixed assets, net of accumulated depreciation	3,760,705	4,244,277

Total assets	$46,080,580	$95,937,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$499,682	$492,816
Accrued clinical trial expenses	1,658,293	1,611,100
Accrued legal expenses	1,076,228	1,018,414
Accrued compensation	2,144,163	478,026
Other accrued expenses	684,859	427,971

Total current liabilities	6,063,225	4,028,327

Stockholders' equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized; 18,862,906 and 18,803,670 shares issued and outstanding, respectively	4,046	4,033
Additional paid-in capital	171,704,628	170,805,181
Accumulated deficit	(131,691,319)	(78,900,220)

Total stockholders' equity	40,017,355	91,908,994

Total liabilities and stockholders' equity	$46,080,580	$95,937,321

The accompanying notes to financial statements are an integral part of these financial statements.

NEOPHARM, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002	2001
Revenues	$—	$—	$—

Expenses:
Research and development	34,262,267	28,977,693	14,814,169
General and administrative	19,197,457	9,660,585	4,211,648
Related party expenses	146,810	196,497	202,821

Total expenses	53,606,534	38,834,775	19,228,638

Loss from operations	(53,606,534)	(38,834,775)	(19,228,638)
Other income	—	—	8,049
Interest income	815,435	2,343,036	5,796,552

Net loss	$(52,791,099)	$(36,491,739)	$(13,424,037)

Net loss per share -
Basic and diluted	$(2.80)	$(1.95)	$(.72)
Weighted average shares outstanding
Basic and diluted	18,830,065	18,727,256	18,561,833

The accompanying notes to financial statements are an integral part of these financial statements.

NEOPHARM, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2000	18,539,717	$3,977	$142,180,900	$(2,092,799)	$140,092,078
Issuance of stock pursuant to exercise of stock options	133,141	28	503,815	—	503,843
Issuance of stock pursuant to 10% stock dividend	—	—	26,891,645	(26,891,645)	—
Net loss	—	—	—	(13,424,037)	(13,424,037)
Issuance of options to non-employees	—	—	171,666	—	171,666

Balance at December 31, 2001	18,672,858	$4,005	$169,748,026	$(42,408,481)	$127,343,550
Issuance of stock pursuant to exercise of stock options	130,812	28	897,955	—	897,983
Net loss	—	—	—	(36,491,739)	(36,491,739)
Issuance of options to non-employees	—	—	159,200	—	159,200

Balance at December 31, 2002	18,803,670	$4,033	$170,805,181	$(78,900,220)	$91,908,994
Issuance of stock pursuant to exercise of stock options	36,236	8	293,283	—	293,291
Issuance of restricted stock to independent directors	23,000	5	479,225	—	479,230
Cash paid in lieu of fractional shares pursuant to 15% stock dividend	—	—	(9,061)	—	(9,061)
Net loss	—	—	—	(52,791,099)	(52,791,099)
Issuance of options to non-employees	—	—	136,000	—	136,000

Balance at December 31, 2003	18,862,906	$4,046	$171,704,628	$(131,691,319)	$40,017,355

The accompanying notes to financial statements are an integral part of these financial statements.

NEOPHARM, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(52,791,099)	$(36,491,739)	$(13,424,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,341,237	492,704	521,681
Stock-based compensation expense	615,230	159,200	171,666
Provision for related party note receivable	—	2,189,281	—
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses	(454,940)	14,969	30,875
Increase in other receivables	(146,796)	(212,136)	(128,354)
Increase/(decrease) in accounts payable	6,866	(44,649)	213,668
Increase in accrued expenses	2,028,032	2,221,451	1,198,158

Net cash used in operating activities	(49,401,470)	(31,670,919)	(11,416,343)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	3,847,924	28,472,842	—
Proceeds from sales of marketable securities	—	9,168,783	—
Purchase of marketable securities	(4,506,053)	(23,381,239)	(17,768,607)
Purchase of equipment and furniture	(857,665)	(2,421,339)	(2,586,978)
Issuance of related party note receivable, net	—	—	(1,983,381)

Net cash (used in)/provided by investing activities	(1,515,794)	11,839,047	(22,338,966)

Cash flows from financing activities:
Proceeds from issuance of common stock	293,291	897,983	503,843
Cash paid in lieu of fractional shares for stock dividend	(9,061)	—	—

Net cash provided by financing activities	284,230	897,983	503,843

Net decrease in cash and cash equivalents	(50,633,034)	(18,933,889)	(33,251,466)
Cash and cash equivalents, beginning of period	87,591,975	106,525,864	139,777,330

Cash and cash equivalents, end of period	$36,958,941	$87,591,975	$106,525,864

Supplemental disclosure of cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes to financial statements are an integral part of these financial statements.

NEOPHARM, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

        NeoPharm, Inc. (the "Company"), a Delaware corporation, was incorporated on June 15, 1990, under the name of OncoMed, Inc. In March 1995, the Company changed its name to NeoPharm, Inc. The Company is engaged in the research, development and commercialization of drugs for the treatment of various forms of cancer. As of December 31, 2003, the Company is currently conducting human clinical trials for four of its drug product candidates. All of the Company's assets are located in the United States.

        One of the Company's drug product candidates has been licensed from the National Institutes of Health ("NIH") and is the subject of a Cooperative Research And Development Agreement (CRADA) with the United States Food and Drug Administration ("FDA"). The Company also has rights to drug product candidates developed under license and contract research agreements with Georgetown University ("Georgetown").

        The Company is continuing to develop its drug product candidates, which requires substantial capital for research, product development, and market development activities. The Company has not yet initiated marketing of a commercial product. Future product development will require clinical testing, regulatory approval and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to make progress in the development of its drug product candidates and, ultimately, upon its ability to attain future profitable operations through the successful manufacturing and marketing of those drug product candidates. There can be no assurance that the Company will be able to obtain necessary financing or regulatory approvals to be able to successfully develop, manufacture and market its products, or attain successful future operations. Insufficient funds could require the Company to delay, scale back, or eliminate one or more of its research and development programs or to license third parties to commercialize drug product candidates or technologies that the Company would otherwise seek to develop without relinquishing its rights thereto. Accordingly, the predictability of the Company's future success is uncertain.

        The Company's rights to its drug product candidates are subject to the terms of its agreements with NIH, FDA, and Georgetown. Termination of any, or all, of these agreements could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, uncertainty exists as to the Company's ability to protect its rights to patents and its proprietary information. There can also be no assurance that research and discoveries by others will not render some or all of the Company's programs or products noncompetitive or obsolete. Nor can there be any assurance that unforeseen problems will not develop with the Company's technologies or applications, or that the Company will be able to address successfully technological challenges it encounters in its research and development programs. While the Company maintains insurance to cover the use of its drug product candidates in clinical trials, the Company does not maintain insurance covering the sale of its products nor is there any assurance that it will be able to obtain or maintain such insurance on acceptable terms or with adequate coverage against potential liabilities. A description of the risks related to the Company's business can be found in the Risk Factors section of this annual report on Form 10-K.

        From its inception on June 15, 1990, through December 31, 1998, the Company was classified as a development stage entity. The Company completed its development stage upon the out-licensing of its first major drug product candidates to Pharmacia & Upjohn Company ("Pharmacia") in February of 1999. Accordingly, the inception to date information is not presented in these financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Investments

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which amount to $36,958,941 and $87,591,975 as of December 31, 2003 and 2002, respectively. The carrying value of these investments approximates the fair market value due to their short maturity and liquidity. Investments in marketable securities includes liquid investments purchased with an original maturity of between three months and one year. As provided by Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has elected to treat all of its investments in marketable securities as "available-for-sale", which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available for sale securities deemed to be temporary are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. As of December 31, 2003, the Company's investments in marketable securities consisted primarily of commercial paper, which are recorded at cost plus accrued interest as this approximated the fair market value of the securities held. Dividend and interest income are recognized when earned. Realized gain on investments sold during 2002 was $3,117 and realized loss on investments sold during 2002 was $29,873. No investments were sold during 2003 or 2001.

        As of December 31, 2003, all of the Company's investments in marketable securities had maturities of less than 11 months. Due to the short maturity and liquidity of these investments, the differences between carrying value and fair market value were nominal. The Company has not experienced any declines in fair market value of its investments that were other than temporary.

Fixed Assets

        Fixed assets are recorded at cost and are depreciated using the straight line method over their estimated useful lives. Prior to 2002 the Company used an accelerated method of recording depreciation. However, the effect of converting to a straight line method was not material to any period presented. During 2003, the Company revised its estimate of the useful life of computer equipment from five years to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. Total depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $1,341,237, $492,704, and $521,681, respectively.

        Long-lived assets are reviewed for impairment whenever events of changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Research and Development

        Research and development costs are expensed when incurred. These costs include, among other things, consulting fees and costs reimbursed to third parties under license and research agreements as described in Note 8. Payments related to the acquisition of technology rights, for which development work is in process, are expensed and considered a component of research and development costs. The Company also allocates indirect costs, consisting primarily of operational costs for administering research and development activities, to research and development expenses.

Stock-Based Compensation

        The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

        The Company accounts for option grants under the plan by applying the provisions of APB Opinion No. 25, under which no compensation cost has been recognized for the stock option awards to employees, since the exercise price of the options granted is equal to market value on the date of grant. The following table illustrates the effect on net loss if the fair-value-based method had been applied in each period:

	2003	2002	2001
Net loss, as reported	$(52,791,099)	$(36,491,739)	$(13,424,037)
Add stock-based employee compensation expense included in reported net loss	479,230	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(7,927,891)	(4,471,577)	(3,550,218)

Pro forma net loss	$(60,239,760)	$(40,963,316)	$(16,974,255)

Basic and diluted net loss per share of common stock
As reported	(2.80)	(1.95)	(0.72)
Pro forma	(3.20)	(2.19)	(0.91)

Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Recoveries from other parties are recorded when realized.

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

Reclassification

        Certain amounts in previously issued financial statements have been reclassified to conform to 2003 presentation.

Recent Accounting Pronouncements

        In December 2003, SFAS No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. SFAS No. 132, (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The revised statement retains and revises the disclosure requirements contained in the original statement. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) had no effect on the Company's financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications were required for fiscal years ending after December 15, 2002 and are included in the notes to these financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

3. NET LOSS PER SHARE

        The following table sets forth the computation of the basic and diluted net loss per share:

	2003	2002	2001
Numerator:
Net loss	$(52,791,099)	$(36,491,739)	$(13,424,037)

Denominator:
Weighted average shares outstanding	18,830,065	18,727,256	18,561,833

Loss per share—basic and diluted	$(2.80)	$(1.95)	$(.72)

Potential common share equivalents
Stock options	3,246,725	3,256,707	2,407,252

        As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are equivalent as the effect of potential common share equivalents is anti-dilutive.

4. FIXED ASSETS

        Fixed assets are comprised of the following as of December 31:

	Estimated Useful Life (years)	2003	2002
Computer equipment	3	$1,072,685	$932,383
Scientific equipment	5	3,732,636	3,260,168
Furniture	7	880,367	801,783
Leasehold improvements	*	595,019	428,708
Less accumulated depreciation		(2,520,002)	(1,178,765)

Fixed assets, net		$3,760,705	$4,244,277

*
The estimated useful life of leasehold improvements is the lesser of the lease term or five years.

5. STOCKHOLDERS' EQUITY

        In June 2003, the Company adopted a stockholder rights plan that provided for the issuance of rights to purchase shares of Series A Participating Preferred Stock ("Series A Preferred") of the Company. Under the plan, one preferred share purchase right was distributed for each outstanding share of common stock. Each purchase right entitles the holder to purchase from the Company one one-thousandth (1/1000th) of a share of Series A Preferred at a price of $112.00 per share, subject to adjustment. The rights become exercisable, with certain exceptions, ten business days after any party, without prior approval of our Board of Directors, acquires, or announces an offer to acquire, beneficial ownership of 15% or more of NeoPharm's common stock, NeoPharm is acquired in a merger or other business combination, or 50% or more of NeoPharm's assets are sold after the time that the rights become exercisable, the rights provide that each right holder will receive, upon exercise, shares of the common stock of the surviving or acquiring company, as applicable, having a market value of twice the exercise price of the right.

        On November 6, 2001, the Company's Board of Directors declared a 10% stock dividend payable on December 4, 2001 to shareholders of record on November 27, 2001. A total of 1,457,941 shares were distributed as part of the stock dividend. Additionally, on May 13, 2003, the Company declared a 15% stock dividend payable on June 10, 2003 to shareholders of record on June 3, 2003. A total of 2,455,141 shares were distributed as part of the stock dividend. All share and per share information has been restated to reflect these stock dividends.

6. STOCK OPTIONS

Option Agreements

        On July 23, 1998, the Board of Directors approved the NeoPharm, Inc. 1998 Equity Incentive Plan (the "1998 Plan"), which replaced all prior equity incentive plans, and provides for the grant of options to acquire up to 2,200,000 shares of the Company's common stock. Additionally, 275,000 of the 2,200,000 shares can be used for restricted stock grants to directors, officers, employees, and consultants. The option prices shall be not less than 85% of the fair market value of the stock as determined by the Plan Administrator pursuant to the 1998 Plan. The consideration paid for shares of restricted stock shall not be less than the par value of the Company's common stock. Under the Plan, the option grants typically have a 10 year term, vest in increments of 25% of the total grant on the first four anniversaries of the original option grant, and are exercisable as the options vest, subject to the Company's policies in effect from time to time concerning transactions by employees in the Company's securities. On June 6, 2002, the Company adopted an amendment to the 1998 Plan, which was approved by shareholders, which increased the total shares available under the plan to 4,000,000 shares. As of December 31, 2003 approximately 1,793,750 shares were available for issuance under the 1998 Plan.

        The following table summarizes the transactions in the Company's stock option plan for the three year period ended December 31, 2003.

	Number of Shares	Weighted Average Exercise Price Per Share
Stock options outstanding, December 31, 2000	1,926,590	$9.45
Options granted	608,742	$19.64
Options exercised	(128,080)	$3.82

Stock options outstanding, December 31, 2001	2,407,252	$12.33
Options granted	1,028,361	$12.38
Options exercised	(105,512)	$7.85
Options cancelled	(73,394)	$14.16

Stock options outstanding, December 31, 2002	3,256,707	$12.45
Options granted	139,225	$11.95
Options exercised	(36,236)	$8.09
Options cancelled	(112,971)	$13.26

Stock options outstanding, December 31, 2003	3,246,725	$12.45

        The following table summarizes information about fixed stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/03	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/03	Weighted Average Exercise Price
$1.75 to $3.50	197,973	3.1	$2.32	197,973	$2.32
$3.51 to $8.00	550,274	3.6	$4.25	550,274	$4.25
$8.01 to $14.00	1,377,094	7.6	$11.45	553,332	$10.64
$14.01 to $18.00	455,597	6.4	$16.08	273,491	$16.32
$18.01 to $29.00	665,787	6.9	$21.98	416,087	$21.71

$1.75 to $29.00	3,246,725	6.3	$12.45	1,991,157	$11.14

        The Company has granted options to purchase 886,495 shares to certain non-employees of which 422,941 such options remain outstanding and unexercised as of December 31, 2003. These consultants served as scientific and/or business advisors to the Company. The Company accounts for these options using a fair value method with the fair value of these options determined at the date of grant. From inception through December 31, 1995, the Company deemed the fair value of these options on the date of grant to be nominal, and no expense was recorded. For all subsequent years, the fair value of option grants was calculated using the Black-Scholes option-pricing model. An expense of $136,000, $159,200, and $171,666 was recorded for the years ended December 31, 2003, 2002, and 2001, respectively.

        Assumptions used in the Black-Scholes option-pricing model for calculating the weighted average fair value of options granted (both employee and non-employee) in the three most recent fiscal years is included in the following table:

	2003	2002	2001
Weighted average fair value of option grants	$8.06	$11.23	$19.83

Weighted average risk-free interest rate	3.94%	4.51%	5.08%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	57.74%	70.25%	88.91%
Weighted average expected life	10 years	10 years	10 years

7. INCOME TAXES

        From inception through October 11, 1995, the Company operated as an S Corporation for income tax purposes. Losses incurred during this period are reported on the stockholders' tax returns, and are not available to the Company as a net operating loss carry forward.

        On October 11, 1995, the Company voluntarily terminated its S Corporation election. Since that time, losses incurred represent net operating loss carry forwards which can be used to offset future taxable income. Total net operating loss carry forwards were approximately $111,715,000, $58,727,000, and $22,394,000 as of December 31, 2003, 2002, and 2001, respectively. The net operating loss carry forwards will expire as follows:

Year of Expiration	Amount
2011	$1,882,000
2012	1,969,000
2018	3,122,000
2020	3,316,000
2021	12,663,000
2022	35,775,000
2023	52,988,000

        The Company has general business credit carry forwards of approximately $3,232,000 which expire in the years 2011-2023.

        The Company has alternative minimum tax credit carry forwards of approximately $40,000 that are available to reduce future federal regular income taxes, if any, over an indefinite period.

        The components of income tax expense/(benefit) consist of the following:

	2003	2002	2001
Current:
Federal	$—	$—	$—
State	—	—	—

Total current expense	$—	$—	$—

Deferred:
Federal	$(21,594,000)	$(12,409,000)	$(6,376,406)
State	(1,378,000)	(1,773,000)	(910,915)

Subtotal	(22,972,000)	(14,182,000)	(7,287,321)
Increase in valuation allowance	(22,972,000)	(14,182,000)	(7,287,321)

Total deferred tax expense	$—	$—	$—

Total income tax expense	$—	$—	$—

        The Company's federal statutory rate is 35% and its effective tax rate is 0%. Differences between the federal statutory and effective rates are primarily attributable to state income taxes and establishment of a valuation allowance for the non-recognition of deferred tax assets.

        Significant components of the Company's deferred tax assets as of December 31 are as follows:

	2003	2002	2001
Net operating loss carry forwards	$43,569,000	$22,903,000	$9,764,000
General business credit carry forwards	3,232,000	1,311,000	851,000
Alternative minimum tax credit carry forwards	40,000	40,000	40,000
Expenses not currently deductible for tax purposes	1,431,000	1,046,000	463,000

Total deferred tax assets	48,272,000	25,300,000	11,118,000
Valuation allowance	(48,272,000)	(25,300,000)	(11,118,000)

Net deferred tax assets	$—	$—	$—

        The valuation allowance increased by $22,972,000, $14,182,000, and $7,287,000 for the years ended December 31, 2003, 2002, and 2001, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Company's history of taxable losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, management does not believe realization of these tax assets are more likely than not. As such, the Company has established full valuation allowances for the deferred tax assets.

8. COMMITMENTS

License and Research Agreements

        From time to time the Company enters into license and research agreements with third parties. As of December 31, 2003, the Company had significant agreements with three parties, as described below.

Georgetown University

        The Company has entered into three license agreements with Georgetown University whereby the Company obtained an exclusive worldwide license to use certain technologies. In exchange for the grant of these exclusive licenses, the Company will pay Georgetown, beginning with the first commercial sale of a product incorporating the licensed technologies, a royalty, ranging from 2.50% to 5.00%, on net sales by the Company of products incorporating any of such technologies. The royalty will be payable for the life of the related patents. Additionally, the Company may be obligated to make milestone payments totaling $1,500,000 upon achievement of certain development objectives.

        In addition, the Company has also entered into two annually renewable contract research agreements with Georgetown. Under the annual contract research agreements, which can be terminated upon 90 days written notice by either party, the Company is obligated to pay or reimburse Georgetown for all direct and indirect costs associated with research on specific projects. In return, with respect to any project for which an NDA is ultimately approved, the Company retains all rights to all inventions, developments, discoveries and other proprietary ideas which are first conceived, discovered or developed during the conduct of the research upon making a one-time payment of up to $175,000 to Georgetown.

National Institutes of Health

        The Company entered into an exclusive worldwide licensing agreement with the NIH to develop and commercialize IL13-PE38QQR. The agreement required the Company to pay to NIH a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000, which increase to $25,000 after the first commercial sale. The agreement further provides for milestone payments of up to $585,000 to be paid by the Company to NIH and royalties of up to 4% based on future product sales. The Company made its first milestone payment of $25,000 to NIH in November 1999 after the filing of the U.S. Investigational New Drug ("IND") application for IL13-PE38QQR. The Company is required to pay the costs of filing and maintaining product patents on the licensed products. The agreement shall extend to the expiration of the last to expire of the patents on the licensed products, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and the Company. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either party may unilaterally terminate by giving advanced notice.

        In March 1999, the Company entered into a license agreement with the NIH for SS1(dsFv)-PE38. The agreement required a $75,000 non-refundable payment and requires minimum annual royalty payments of $20,000 to the NIH beginning January 1, 2001, which increase to $150,000 per year if certain benchmarks are not achieved. The other terms and conditions of the SS1(dsFv)-PE38 license are substantially the same as those of the NIH IL13-PE38QQR license described above. In October 2002, the Company notified NIH that it was ending its participation in the SS1(dsFv)-PE38 development program and was terminating the license agreement as of December 31, 2002. As a result of the termination of the license agreement, the Company has no further financial obligation to the NIH for the development of SS1(dsFv)-PE38.

U.S. Food and Drug Administration

        In 1997 the Company entered into a CRADA with the FDA. Pursuant to the CRADA, the Company committed to work to commercialize the IL13-PE38QQR chimeric protein which it licensed from the NIH. The FDA agreed to collaborate on the clinical development and commercialization of IL13-PE38QQR.

        The Company was originally committed to pay $100,000 per year for the reasonable and necessary expenses incurred by the FDA in carrying out the FDA's responsibilities under the CRADA. During 1999, the parties agreed to expand the scope of the CRADA and increase the Company's funding requirement to $150,000 for the final two years of the agreement. In January 2001 the parties agreed to further expand the scope of the CRADA and increase the Company's funding requirement to $400,000 per year and extend the term of the agreement through December 31, 2003. Funding for the CRADA expired on December 31, 2003. However, both the Company and the FDA are involved in negotiations to renew the Company's funding of the CRADA in 2004.

National Cancer Institute (NCI)

        In May 1999, the Company entered into a CRADA with the NCI. Pursuant to the CRADA, the Company committed to work to commercialize the SS1 (dsFv)-PE38 monoclonal antibody product which it licensed from the NIH. The NCI agreed to collaborate on the clinical development and commercialization of the licensed product.

        The Company was originally committed to pay $100,000 per year over four years for the reasonable and necessary expenses incurred by the NCI in carrying out their responsibilities under the CRADA. In 2000, the parties agreed to expand the scope of the CRADA and increase the Company's annual funding requirement to $150,000 for the final two years of the agreement. In 2001, the Company spent $150,000 under the agreement. In October 2002, the Company notified NCI that it was ending its participation in the SS1(dsFv)-PE38 development program and was terminating the CRADA as of December 31, 2002, since the compound had not achieved NeoPharm's requirements to advance into previously anticipated Phase II clinical trials. To allow NCI to complete Phase I testing of the compound, the Company agreed to pay the final payment of $125,000 to NCI in 2003 that would have been spent on the compound if this CRADA had remained in effect until its natural termination in May 2003.

Lease Commitments

        The Company has several noncancelable operating leases, for its office space and research and development facility, that expire over the next five years. These leases generally contain renewal options for periods up to 60 months and require the Company to pay all executory costs such as maintenance and insurance. Rental payments include minimum rentals plus contingent rentals based on common area maintenance expenses and property taxes. Rental expense for the three most recent fiscal years consisted of the following:

	2003	2002	2001
Minimum rentals	$532,306	$494,352	$297,114
Contingent rentals	188,849	174,341	123,753

Rental expense	$721,155	$668,693	$420,867

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are:

Operating leases
Year ending December 31:
2004	572,750
2005	550,732
2006	269,597
2007	274,141
2008	74,842

Total minimum lease payments	$1,742,062

Other

        The Company sponsors a defined contribution retirement plan (401(k) Plan) covering all full-time employees. Participants may contribute up to the legal limitations. The 401(k) Plan provides for Company match contributions of 50% of employee contributions up to 3% of the employees' eligible compensation. The Company match contributions were $226,541, $167,768, and $57,274 for the years ended December 31, 2003, 2002, and 2001, respectively.

9. CONTINGENCIES

        On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its license agreement dated February 19, 1999 (the "License Agreement") with Pharmacia Corporation, Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, "Pharmacia"), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin) which were being conducted by Pharmacia. The Company contends that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constitutes a breach of the License Agreement. The Company further contends that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm's ability to monitor the development of these compounds. The Company is seeking all damages to which it is entitled, which include, but are not limited to, loss of co-promotion and royalty revenues that would have been received if LEP and LED had not been delayed, and milestone payments that would have been received if the programs had been properly conducted by Pharmacia. NeoPharm believes that these damages are substantial. On May 16, 2002, Pharmacia responded by denying the Company's allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages. Subsequently, Pharmacia stated in a letter dated November 19, 2002, that it did not intend to move forward with the clinical development of NeoPharm's NeoLipid™ LEP because of its contention that NeoPharm had not provided Pharmacia with sufficient product data and test samples, a claim which NeoPharm denies. Pharmacia also stated that it would not continue to develop the older formulations of LEP and LED. Although Pharmacia indicated that it did not intend to continue with the clinical development of LEP and LED, Pharmacia did not indicate that it had terminated the License Agreement. As a result, in November 2002, NeoPharm terminated the License Agreement in order to allow NeoPharm to continue with the further development of NeoLipid™ formulations of LEP, as well as LED. Pharmacia disputes the propriety of the termination and has included the termination as part of the arbitration hearing. In January 2003, NeoPharm reached an agreement with Pharmacia that allows NeoPharm to reference Pharmacia's LEP Investigational New Drug Application (IND) and start human clinical trials with LEP-ETU. While the hearing and briefing in the arbitration proceeding has concluded, no prediction can be made as to the outcome of the claims that the Company and Pharmacia have asserted against each other, or the amounts, if any, which either party may be awarded against the other, which recoveries or liabilities could be substantial. The Company currently expects this dispute to be resolved in the first half of 2004.

        Under the license agreement, NeoPharm incurred expenses during 2002 related to its efforts to develop a NeoLipid™ formulation for LEP, at Pharmacia's request. The terms of the license agreement entitle NeoPharm to be reimbursed for these expenses, and the Company has sent invoices totaling over $1,500,000 to Pharmacia for work conducted by NeoPharm to develop LEP. NeoPharm has not received payment on the invoices sent to Pharmacia. Amounts billed to Pharmacia have not been recorded in the 2002 or 2003 results of operations.

        The Company was also named in several putative class action lawsuits (the "Class Action Suits") each of which alleges various violations of the federal securities laws in connection with the Company's public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company's LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, Chairman of the Company, and James M. Hussey, the Company's President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company's current Chief Scientific Officer and Senior Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed. The Company's motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. No trial date has been set. Management is unable to estimate a range of possible loss, if any. In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

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

10. TRANSACTIONS WITH RELATED PARTIES

        The Company receives management consulting services from EJ Financial Enterprises, Inc. ("EJ Financial"), a healthcare consulting and investment firm in which Dr. Kapoor, the Company's Chairman, is the sole stockholder. Under its management consulting agreement, EJ Financial charges the Company $125,000 per year for services provided plus actual expenses incurred. The agreement provides for technical management support in the areas of research and development and operations. Charges to the Company are based on estimated time spent by EJ Financial personnel on the Company's affairs. For the years ended December 31, 2003, 2002 and 2001, the Company expensed $127,891, $126,443, and $126,877, respectively, under this agreement.

        The Company has entered into a consulting agreement with an individual who is also an employee of Akorn, Inc. NeoPharm's Chairman of the Board of Directors is also the Chairman of the Akorn Board of Directors. For the years ended December 31, 2003, 2002, and 2001, the Company expensed $18,919, $30,675, and $40,661 under the consulting agreement.

        In June 2000, the Company entered into a consulting agreement with Unicorn Pharma Consulting, Inc. ("Unicorn") to assist the Company in the clinical development of Company products. Dr. Matthew P. Rogan, a Director of the Company, is also President and CEO of Unicorn. The agreement was terminated by mutual consent in October 2000, but was renewed in November 2001. Under the renewed agreement, the Company paid Unicorn approximately $35,283 in 2001 and $39,379 in 2002. No amounts were paid to Unicorn in 2003.

        In December 2001, NeoPharm entered into a transaction whereby NeoPharm loaned to Akorn, Inc., a Louisiana corporation, $3,250,000 to assist Akorn in the completion of its lyophilized products manufacturing facility in Decatur, Illinois. Dr. John N. Kapoor, NeoPharm's Chairman of the Board of Directors, is the Chairman of the Akorn Board of Directors and holds a substantial stock position in both companies. In connection with the loan transaction, NeoPharm entered into the following agreements: Promissory Note, dated December 20, 2001, in the original principal amount of $3,250,000 by Akorn to NeoPharm; Processing Agreement, dated December 20, 2001, by and between Akorn and NeoPharm; Subordination and Intercreditor Agreement, dated December 20, 2001, by and between John N. Kapoor, as Trustee under The John N. Kapoor Trust, dated September 20, 1989 and NeoPharm; and a Subordination, Standby and Intercreditor Agreement, dated December 20, 2001, by and among Akorn, Akorn (New Jersey), Inc., The Northern Trust Company and NeoPharm. The Promissory Note issued by Akorn was due in December 2006, and accrued interest at a rate equal to that received on the Company's investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt. The Processing Agreement grants NeoPharm access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at most favored nations pricing, upon completion of the facility. The Processing Agreement also provided that Akorn was to begin providing lyophilization services on or before June 30, 2003. At the time these transactions were entered into, Akorn represented that the manufacturing facility would be operational in 2003, approximately the time when NeoPharm anticipated it would need to manufacture its lyophilized drug product candidates for Phase II/III clinical trials. In 2001, NeoPharm recorded the Promissory Note net of a valuation allowance of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%. As of December 31, 2002, the Company determined the Promissory Note was impaired and recorded a charge to fully reserve for the Promissory Note and related accrued interest. On August 18, 2003, NeoPharm presented Akorn with a formal "Notice of Default" on the Promissory Note. Because the carrying value of the Promissory Note was zero, there was no financial statement impact as a result of any event of default under, or non-payment of, the Promissory Note. In September 2003, Akorn advised NeoPharm that they wished to refinance their senior debt with a new senior lender, which lender would require NeoPharm to subordinate its debt. In order to preserve the possibility of collecting Akorn's debt to NeoPharm and in consideration of a higher rate of interest (which would now equal that to be charged by the new senior lender) and the possibility of accelerated mandatory repayments once Akorn's senior debt was repaid in full, NeoPharm agreed to waive Akorn's default, to allow Akorn until October 2004 to provide the required manufacturing rights and to subordinate Akorn's indebtedness to NeoPharm to Akorn's indebtedness to its new senior lender. Akorn's refinancing was completed on October 7, 2003.

        The following table summarizes expenses paid to related parties discussed above:

		For the Years Ended December 31,
Related Party
	Expense Type	2003	2002	2001
E.J. Financial Enterprises	Consulting	$125,000	$125,000	$125,000
E.J. Financial Enterprises	Direct Expense	2,891	1,443	1,877
Akorn, Inc.	Consulting	18,919	30,675	40,661
Unicorn Pharma Consulting, Inc.	Consulting	—	39,379	35,283

Total related party amounts included in general and administrative expenses		$146,810	$196,497	$202,821

11. SUBSEQUENT EVENTS

        On January 27, 2004, the Company received proceeds of $73,980,938 (net of the underwriting discounts and commissions, but before expenses) by issuing 4,312,500 shares of common stock in a public offering.

        On March 7, 2004, the Company renewed its two contract research agreements with Georgetown University through February 28, 2005. Under the agreements, the Company is obligated to pay Georgetown an aggregate of $500,000 through February 28, 2005.

12. QUARTERLY FINANCIAL DATA (unaudited)

        The following table summarizes the quarterly financial data for the years ended December 31, 2003 and 2002:

						Net Loss Per Share
		Research & Development Expenses	General & Administrative Expenses	Loss from Operations	Net Loss
	Revenues					Basic	Diluted
2002
March 31, 2002	—	5,073,608	1,323,824	(6,397,432)	(5,803,963)	(0.31)	(0.31)
June 30, 2002	—	7,568,786	2,143,598	(9,712,384)	(9,019,674)	(0.48)	(0.48)
September 30, 2002	—	8,978,572	1,887,593	(10,866,165)	(10,263,965)	(0.55)	(0.55)
December 31, 2002	—	7,356,727	4,502,067	(11,858,794)	(11,404,137)	(0.61)	(0.61)
2003
March 31, 2003	—	7,108,556	4,443,576	(11,552,132)	(11,267,240)	(0.60)	(0.60)
June 30, 2003	—	8,767,286	7,916,096	(16,683,382)	(16,428,828)	(0.87)	(0.87)
September 30, 2003	—	9,164,262	3,203,950	(12,368,212)	(12,219,597)	(0.65)	(0.65)
December 31, 2003	—	9,222,163	3,780,645	(13,002,808)	(12,875,434)	(0.68)	(0.68)

Independent Auditors' Report

The Board of Directors and Stockholders
NeoPharm, Inc.:

        Under the date of February 20, 2004, except as to Note 11, which is as of March 7, 2004, we reported on the balance sheets of NeoPharm, Inc. (the Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        Our report refers to our audit of the adjustments that were applied to restate the 2001 financial statements, as more fully described in Note 5 to the financial statements. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements other than with respect to such adjustments.

/s/ KPMG LLP
Chicago, Illinois February 20, 2004

NEOPHARM, INC.

Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2003 and 2002

Valuation allowance for note receivable
Balance at December 31, 2001	—
Charged to operations	2,189,281

Balance at December 31, 2002	2,189,281
Charged to operations	—

Balance at December 31, 2003	$2,189,281

QuickLinks

TABLE OF CONTENTS
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF NEOPHARM
PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
BALANCE SHEETS
STATEMENTS OF OPERATIONS
NEOPHARM, INC. STATEMENT OF STOCKHOLDERS' EQUITY
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
Schedule II—Valuation and Qualifying Accounts For the Years Ended December 31, 2003 and 2002