Form 10-Q
period 2004-03-31
NEOPHARM INC
filed 2004-05-10
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No  ☐

As of April 30, 2004 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	23,218,579

NEOPHARM, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,725,081	$36,958,941
Investments in marketable securities	911,189	4,166,351
Trade accounts receivable	8,000	—
Inventories	3,864	—
Prepaid expenses	515,218	909,833
Other receivables	304,990	284,750
Total current assets	103,468,342	43,219,875
Fixed assets, net of accumulated depreciation	3,570,236	3,760,705
Total assets	$107,038,578	$46,080,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$554,372	$499,682
Accrued clinical trial expense	4,016,011	1,658,293
Accrued legal expenses	576,045	1,076,228
Accrued compensation	1,143,860	2,144,163
Other accrued expenses	915,468	684,859
Unearned revenue	5,800	—
Total current liabilities	7,211,556	6,063,225

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 23,214,986 and 18,862,906 shares issued and outstanding, respectively	4,981	4,046
Additional paid-in capital	245,760,550	171,704,628
Accumulated deficit	(145,938,509)	(131,691,319)
Total stockholders’ equity	99,827,022	40,017,355
Total liabilities and stockholders’ equity	$107,038,578	$46,080,580

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

Statements of Operations
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues	$12,200	$—
Cost of revenues	244	—
Gross margin	11,956	—

Expenses:
Research and development	11,249,227	7,108,556
Selling, general and administrative	3,200,069	4,404,384
Related party expenses	35,364	39,192
Total expenses	14,484,660	11,552,132
Loss from operations	(14,472,704)	(11,552,132)

Interest income	225,514	284,892
Net loss	$(14,247,190)	$(11,267,240)
Net loss per share —
Basic and diluted	$(0.65)	$(0.60)
Weighted average shares outstanding —
Basic and diluted	21,911,987	18,809,625

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

Statements of Cash Flows
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	$(14,247,190)	$(11,267,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329,671	250,124
Stock-based compensation expense	147,814	34,000
Changes in assets and liabilities:
(Increase)/decrease in current assets	362,511	(87,347)
Increase in current liabilities	1,148,331	819,389
Net cash and cash equivalents used in operating activities	(12,258,863)	(10,251,074)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	892,749	2,008,485
Proceeds from sales of marketable securities	2,362,413	—
Purchase of marketable securities	—	(378,263)
Purchase of equipment and furniture	(139,202)	(255,146)
Net cash and cash equivalents provided by investing activities	3,115,960	1,375,076

Cash flows from financing activities:
Net proceeds from issuance of common stock	73,909,043	—
Net cash and cash equivalents provided by financing activities	73,909,043	—

Net increase/(decrease) in cash and cash equivalents	64,766,140	(8,875,998)
Cash and cash equivalents, beginning of period	36,958,941	87,591,975
Cash and cash equivalents, end of period	$101,725,081	$78,715,977

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1  Basis of Presentation

The financial information herein is unaudited. The balance sheet as of December 31, 2003 is derived from audited financial statements.

The accompanying unaudited financial statements of NeoPharm, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2004, and the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2  Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these investments approximates the fair market value due to their short maturity and liquidity. Investments in marketable securities include liquid investments purchased with an original maturity of between three months and one year. As provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has elected to treat all of its investments in marketable securities as “available-for-sale”, which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available-for-sale securities deemed to be temporary are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. At March 31, 2004, the Company’s investments in marketable securities consisted primarily of commercial paper, which are recorded at cost plus accrued interest as this approximated the fair market value of the securities held. Dividend and interest income are recognized when earned. Realized gain on investments sold during the three months ended March 31, 2004 was $172.  No investments were sold during the three month period ended March 31, 2003.

As of March 31, 2004, all of the Company’s investments in marketable securities had maturities of less than eight months.  Due to the short-term maturity and liquidity of these investments, the differences between carrying value and fair market value were nominal.  The Company has not experienced any declines in fair market value of its investments that were other than temporary.

Note 3 Inventory

Inventory is comprised solely of finished goods associated with NeoPhectin and is stated at the lower of cost or market, as determined by the first in, first out method (FIFO).  Inventory cost consists of direct material and direct labor costs.  As products are currently produced in the Company’s research and development facilities, the Company has not allocated any overhead costs as a product cost.  Application of overhead as a product cost is not material as of March 31, 2004.  Inventory at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003

Finished goods on hand	$3,589	$—
Inventory subject to return	275	—

	$3,864	$—

Inventory subject to return represents NeoPhectin products shipped to a wholesale customer that have not been recognized as revenue (see note 5).

Note 4  Fixed Assets

Fixed assets are recorded at cost and are depreciated using the straight line method over their estimated useful lives. During 2003, the Company revised its estimate of the useful life of computer equipment from five years to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Note 5 Revenue Recognition

The Company commenced sales of products in the first quarter of 2004.  All revenue represents sales of NeoPhectin™ and NoePhectin-AT™ (together “NeoPhectin”) transfection reagent products sold to Avanti Polar Lipids, Inc. (Avanti), through a non-exclusive distribution agreement, or end-user customers.

Revenue is recognized when persuasive evidence of an arrangement with the customer at a fixed or determinable price exists, products are shipped, title and risk of loss passes to the customer, and collectibility is reasonably assured.

Shipments of product to Avanti are subject to unconditional rights of return for a period of 180 days from the date of shipment.  Given the limited sales history of NeoPhectin™, the Company is currently unable to reasonably estimate the level of returns at the time of product shipment.  Accordingly, revenue is currently being recognized when the right of return has expired, which occurs upon the earlier of shipment of product by the distributor to an end-user or 180 days.

Note 6  Stock-based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price.   Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

The Company accounts for option grants under the plan by applying the provisions of APB Opinion No. 25, under which no compensation cost has been recognized for the stock option awards to employees, since the exercise price of the options granted is equal to market value on the date of grant.  The following table illustrates the effect on net loss if the fair-value-based method had been applied in each period.

	For the three months ended:
	March 31, 2004	March 31, 2003

Net loss, as reported	$(14,247,190)	$(11,267,240)
Add stock-based employee compensation expense included in reported net loss(1)	147,814	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,942,255)	(1,905,787)
Pro forma net loss	$(16,041,631)	$(13,173,027)

Basic and diluted loss per share of common stock
As reported	$(0.65)	$(0.60)
Pro forma	$(0.73)	$(0.70)

(1)           Value of restricted stock granted to independent directors.

Note 7  Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the three months ended:
	March 31, 2004	March 31, 2003
Numerator:
Net loss	$(14,247,190)	$(11,267,240)

Denominator:
Weighted average shares outstanding	21,911,987	18,809,625

Loss per share - basic and diluted	$(0.65)	$(0.60)

Potential common share equivalents:
Stock options	3,433,091	3,312,517

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are equivalent as the effect of all potential common share equivalents is anti-dilutive.

Note 8  Transactions with Related Parties

The following table provides further detail of the related party expenses reflected in the statements of operations.

		For the three months ended:
Related Party	Expense Type	March 31, 2004	March 31, 2003
Akorn, Inc.	Consulting	$3,750	$7,669
E.J. Financial Enterprises	Consulting	31,250	31,250
E.J. Financial Enterprises	Direct Expenses	364	273
Total related party expenses		$35,364	$39,192

In December 2001, NeoPharm entered into a transaction whereby NeoPharm loaned to Akorn, Inc., a Louisiana corporation, $3,250,000 to assist Akorn in the completion of its lyophilized products manufacturing facility in Decatur, Illinois. Dr. John N. Kapoor, NeoPharm’s Chairman of the Board of Directors, is the Chairman of the Akorn Board of Directors and holds a substantial stock position in both companies. In connection with the loan transaction, NeoPharm entered into the following agreements: Promissory Note, dated December 20, 2001, in the original principal amount of $3,250,000 by Akorn to NeoPharm; Processing Agreement, dated December 20, 2001, by and between Akorn and NeoPharm; Subordination and Intercreditor Agreement, dated December 20, 2001, by and between John N. Kapoor, as Trustee under The John N. Kapoor Trust, dated September 20, 1989 and NeoPharm; and a Subordination, Standby and Intercreditor Agreement, dated December 20, 2001, by and among Akorn, Akorn (New Jersey), Inc., The Northern Trust Company and NeoPharm. The Promissory Note issued by Akorn was due in December 2006, and accrued interest at a rate equal to that received on the Company’s investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt. The Processing Agreement grants NeoPharm access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at most favored customer pricing, upon completion of the facility. The Processing Agreement also provided that Akorn was to begin providing lyophilization services on or before June 30, 2003. At the time these transactions were entered into, Akorn represented that the manufacturing facility would be operational in 2003, approximately the time when NeoPharm anticipated it would need to manufacture its lyophilized drug product candidates for Phase II/III clinical trials. In 2001, NeoPharm recorded the Promissory Note net of a valuation allowance of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%. As of December 31, 2002, the Company determined the Promissory Note was impaired and recorded a charge to fully reserve for the Promissory Note and related accrued interest. On August 18, 2003, NeoPharm presented Akorn with a formal “Notice of Default” on the Promissory Note. Because the carrying value of the Promissory Note was zero, there was no financial statement impact as a result of any event of default under, or non-payment of, the Promissory Note. In September 2003, Akorn advised NeoPharm that it wished to refinance its senior debt with a new senior lender, which lender would require NeoPharm to subordinate its debt. In order to preserve the possibility of collecting Akorn’s debt to NeoPharm and in consideration of a higher rate of interest (which would now equal that to be charged by the new senior lender, which is the prime rate plus 175 basis points) and the possibility of accelerated mandatory repayments once Akorn’s senior debt was repaid in full, NeoPharm agreed to waive Akorn’s default, to allow Akorn until October 2004 to provide the required manufacturing rights and to subordinate Akorn’s indebtedness to NeoPharm to Akorn’s indebtedness to its new senior lender. Akorn’s refinancing was completed on October 7, 2003.

Note 9  Contingencies

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its license agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation, Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin) which were being conducted by Pharmacia. The Company contended that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constituted a breach of the License Agreement. The

Company further contended that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds. The Company sought all damages to which it was entitled, including but not limited to, loss of co-promotion and royalty revenues that would have been received if LEP and LED had not been delayed, and milestone payments that would have been received if the programs had been properly conducted by Pharmacia. On May 16, 2002, Pharmacia responded by denying the Company’s allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages.  See Note 11 - Subsequent Event.

The Company was also named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, Chairman of the Company, and James M. Hussey, the Company’s President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Senior Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. No trial date has been set. Management is unable to estimate a range of possible loss, if any. In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

On March 26, 2004, the Company received a letter from the Securities and Exchange Commission (SEC) stating that the SEC is conducting a formal investigation of the Company.  The SEC stated in its letter that it has made no determination of any violation of law by the Company or any individual at this time.  Previously, this matter had been the subject of an informal SEC inquiry.  The Company continues to fully cooperate with the SEC and intends to continue to do so in order to bring the inquiry to a conclusion as promptly as possible.  The Company believes the investigation is an outgrowth of the Company’s recently concluded arbitration with Pharmacia (now Pfizer) regarding the development of its LEP and LED drug product candidates and the class action lawsuits which have been filed against the Company relating to its public statements regarding the development of LEP.  The Company cannot predict with certainty the direction the investigation will take or its ultimate outcome.

The pharmaceutical industry has traditionally experienced difficulty in maintaining product liability insurance coverage at desired levels. To date, no significant product liability suit has ever been filed against the Company. However, if a suit was filed and a judgment entered against the Company, it could have a material adverse effect upon the Company’s operations and financial condition. While the Company maintains insurance to cover the use of its drug product candidates in clinical trials, the Company does not maintain insurance covering the sale of its drug product candidates nor is there any assurance that it will be able to obtain or maintain such insurance on acceptable terms or with adequate coverage against potential liabilities.

Note 10  Stockholders' Equity

On January 27, 2004, the Company received proceeds of $73,980,938 (net of the underwriting discounts and commissions, but before expenses) by issuing 4,312,500 shares of common stock in a public offering.

Note 11  Subsequent Event

On April 30, 2004, the Company was advised that its claims against Pharmacia and Upjohn Company (now Pfizer) and Pfizer’s claims against the Company, which arose from a dispute surrounding a license agreement between the parties, had been denied by arbitrators of the American Arbitration Association. The Company intends to work with Pfizer to resolve remaining issues as to the ownership of LEP-ETU, LEP and LED, and has commenced discussions with Pfizer regarding the return of development rights for these drug product candidates. No prediction can be made as to the successful outcome of these discussions. See Note 9 - Contingencies.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the financial statements and related footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Risk Factors section included in the Company’s Annual Report on Form 10-K.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from statements made. See “Forward Looking Statements” below.

Overview

We are a biopharmaceutical company engaged in the research, development and commercialization of drugs for the treatment of various cancers. Our corporate strategy is to become a leader in the research, development and commercialization of new and innovative anti-cancer treatments. We currently operate at two locations, and had 120 full time employees as of March 31, 2004.  Our corporate headquarters and clinical development team are located in Lake Forest, Illinois, and our research and development facility is in Waukegan, Illinois.

Since we began doing business in June 1990, we have devoted our resources primarily to funding research and product development programs. To date, we have not received FDA approval of any of our drug product candidates.  We expect to continue to incur losses for the foreseeable future as we continue our research and development activities, which include the sponsorship of human clinical trials for our drug product candidates.  Until we are able to consistently generate revenue through the sale of drug or non-drug products, we anticipate that we will be required to fund the development of our pre-clinical compounds and drug product candidates primarily by selling stock in the Company.

In the first quarter ended March 31, 2004, management’s efforts were devoted to securing additional financial resources for the continued development of our drug product candidates, initiating the Phase III PRECISE clinical trial for our lead drug product candidate, IL13-PE38QQR, advancing our lead NeoLipid drug product candidates (LE-SN38 and LEP-ETU) through Phase I clinical development toward possible initiation of Phase II in 2004, and launching the sales program for our new cationic cardiolipin based transfection reagents, NeoPhectin and NeoPhectin-AT.

In January 2004, we successfully completed the sale of 4,312,500 shares of common stock to the public through a shelf registration, resulting in net proceeds to the Company of approximately $73.5 million net of all underwriting fees and expenses. As we only used a portion of the proceeds available to us from our shelf registration filed in December 2003, a maximum amount of approximately $90 million remains available to us through December 2005 in the event that we need to raise additional funds to support our programs, assuming that market conditions are favorable.

The PRECISE trial, our Phase III clinical trial for IL13-PE38QQR for the treatment of glioblastoma multiforme (GBM), began in March 2004 with the enrollment of our first patient. Our current plans anticipate the completion of enrollment for PRECISE in 2005 and the submission of a BLA with the FDA in 2006 seeking marketing approval of the drug. However, there can be no assurance the trial will meet its endpoint or that the FDA will approve the BLA. Assuming that we received authorization to begin selling IL13-PE38QQR, we anticipate the first sales of the product in 2007.

During the first quarter of 2004, we continued to advance our Phase I NeoLipid drug product candidates towards Phase II/III clinical trials. The drug product candidates currently in Phase I clinical development include: LE-SN38 (liposomal SN38) for the treatment of colorectal and other cancers; LEP-ETU, our new NeoLipid™ formulation of liposomal paclitaxel; and, LErafAON (liposomal craf antisense oligonucleotide) for the treatment of radiation and/or chemotherapy resistant tumors. We currently anticipate that both LE-SN38 and LEP-ETU will enter Phase II clinical trials by the end of 2004.   In addition, in February 2004, we decided to stop development of LEM (liposomal mitoxantrone) due to our conclusion that the market potential for the product was limited.

It is difficult to predict with any certainty the timing, estimated costs to complete development, and anticipated completion dates of drug product candidates in Phase I clinical development. A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Because our lead drug product candidate, IL13-PE38QQR, has recently entered a Phase III clinical trial, we are able to make some estimates regarding the completion of the Phase III PRECISE study. Our current estimates anticipate further expenses of approximately $31 million to complete the Phase III clinical trial for IL13-PE38QQR. Additional Phase I and Phase II expenses will also be incurred for IL13-PE38QQR as we are conducting other trials to investigate the potential to use IL13-PE38QQR in other forms of glioblastoma multiforme in addition to recurrent glioblastoma multiforme.

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

Research Project	Costs Incurred in Current Quarter	Total Costs Incurred Since Beginning of Project
IL13-PE38	$4,978,658	$24,036,944
LE-SN38	461,461	3,062,868
LEP-ETU	626,323	1,564,680
LErafAON	277,847	6,513,923
Non-project specific	4,904,938	N/A
Total research and development expenses	11,249,227	N/A

We successfully launched our novel cationic cardiolipin based transfection reagents with sales of both NeoPhectin and NeoPhectin-AT during the first quarter.  NeoPhectin is our in vitro transfection reagent, and NeoPhectin-AT is our in vivo transfection reagent for use in animals. Our current laboratory facilities provide us with the ability to produce commercial quantities of the material without reducing the level of our research and development activities.  Accordingly, we do not expect to incur significant incremental costs to produce NeoPhectin™ gene transfection kits.

A decision was rendered in the Pharmacia arbitration case on April 30, 2004 (see Part II Item 1. Legal Proceedings). During the first quarter of 2004, we incurred approximately $1 million in arbitration related expenses, including legal expenses. This brings the total expenses incurred for the arbitration through March 31, 2004 to approximately $14.4 million. At this time, we do not expect to incur any material additional arbitration related expenses in 2004.

Results of Operations – Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003.

The Company recorded revenue of $12,200 for the three months ended March 31, 2004.  The sole source of revenue was from sales of NeoPhectin and NeoPhectin-AT.  No revenue was recorded for the three months ended March 31, 2003.

Research and development expense for the three months ended March 31, 2004 increased by approximately $4.1 million as compared to the same period in 2003. The increase in research and development expenses was primarily related to approximately $4.2 million in expenses incurred for the Phase III PRECISE trial initiated in March 2004.

Selling, general and administrative expenses decreased by approximately $1.2 million for the three months ended March 31, 2004 versus the three months ended March 31, 2003 due to a reduction of approximately $1.9 million in arbitration related expenses during the first quarter of 2004.  The reduction in arbitration related expenses was offset by increases in other selling, general and administrative expenses of approximately $700 thousand, primarily due to increased payroll related expenses of approximately $250 thousand associated with increases in staffing, increased directors' fees of approximately $150 thousand, increased insurance expense of approximately $150 thousand resulting from increases in premiums combined with increased limits for our property and casualty coverage, and increased legal expenses of approximately $100 thousand related to general corporate issues such as compliance with new laws and regulations.

The Company generated interest income on cash and investments of approximately $226 thousand and $285 thousand for the three months ended March 31, 2004 and March 31, 2003, respectively.  The reduction in interest income in 2004 was a direct result of a decrease in interest rates earned on investments.

As a result of the above items, net loss and basic and diluted loss per share for the three month periods ended March 31, 2004 and March 31, 2003 were approximately $14.2 million and $11.3 million, respectively, and $0.65 and $0.60, respectively.

Liquidity and Capital Resources

As of March 31, 2004, we had approximately $102.6 million in cash, cash equivalents, and investments in marketable securities, and no debt. All excess cash is currently invested in marketable securities with less than twelve months to maturity. In January 2004, we received approximately $73.5 million, after underwriting fees and expenses, through the sale of common stock via a shelf registration. We currently believe that our cash on hand at March 31, 2004, should be adequate to fund our operations into at least the third quarter of 2005. Assuming that no other sources of positive cash flow are secured, we will most likely need to attempt to raise funds later this year or early in 2005. One potential source of funds would be selling more stock as part of the currently effective shelf registration, of which, a maximum of up to approximately $90 million remains available.

We no longer expect to incur material expenses related to our arbitration case. As a result, the primary use of funds over the next 12 - 24 months will be to fund our clinical and pre-clinical research and development efforts. The most significant expenses will be incurred in relation to the PRECISE Phase III clinical trial for our brain tumor drug product candidate, IL13-PE38QQR. At the present time, we expect to spend approximately $31 million over the next 21 months to complete the PRECISE trial. Additional significant expenses are also expected to be incurred as we continue to move our Phase I drug product candidates towards, and potentially into, Phase II clinical trials.

The launch of our NeoPhectin transfection reagent products could potentially generate material revenue, and cash flow, later in 2004 or 2005 to support our research and development efforts and reduce the rate at which we are using our currently available cash resources. We do not currently expect to incur material incremental expenses associated with producing, selling, or marketing NeoPhectin.

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

NeoPharm has no debt, no capital leases, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value. The following table summarizes our estimated contractual obligations as of March 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	$1,599,535	$579,313	$741,371	$278,852	$0
License agreements—milestone based payments(1)(2)	2,085,000	130,000	195,000	410,000	1,350,000
Total	$3,684,535	$709,313	$936,371	$688,852	$1,350,000

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

Revenue Recognition

The Company provides for general rights of return of products sold to its distributor.  Appropriately determining revenue recognition when the general right of return exists requires the use of judgment in estimating the level of returns.  In certain circumstances, management may not be able to develop a reasonable estimate of the level of returns.  Making such a determination also requires the use of significant judgment.  Management has determined that given the limited sales history of NeoPhectin, the Company is currently unable to develop a reasonable estimate of the level of returns.  Accordingly, the Company is currently recognizing revenue for products shipped to its distributor upon the expiration of the right of return which occurs upon the earlier of shipment of product by the distributor to an end-user or 180 days.

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

Forward Looking Statements

Any statements made by NeoPharm, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company’s drug candidates, including, but not limited to IL13-PE38QQR, including the PRECISE trial, the marketing of non-drug products such as NeoPhectin™ and NeoPhectin-AT™, uncertainty regarding the outcome of class action litigation against the Company, resolution of the ongoing SEC investigation, resolution of ownership issues for LEP, LED and LEP-ETU with Pfizer, unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates that could slow or prevent products coming to market, the uncertainty of patent protection for the Company’s intellectual property or trade secrets, and other factors referenced under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2004, we did not own any derivative instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. As of March 31, 2004, we held total cash, cash equivalents, and investments of $102,636,270. Maturities of investments range from cash equivalents (maturity less than 90 days) to approximately 8 months. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents, and marketable securities as of March 31, 2004, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $1 million.

Item 4 – Controls and Procedures

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are operating effectively as designed.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                                           Legal Proceedings

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its license agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation, Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin) which were being conducted by Pharmacia. The Company contended that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constituted a breach of the License Agreement. The Company further contended that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds. The Company sought all damages to which it is entitled, including but are not limited to, loss of co-promotion and royalty revenues that would have been received if LEP and LED had not been delayed, and milestone payments that would have been received if the programs had been properly conducted by Pharmacia. On May 16, 2002, Pharmacia responded by denying the Company’s allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages. On April 30, 2004, the Company was advised that its claims against Pharmacia, and Pharmacia’s claims against the Company, had been denied by the Arbitral Panel.  The Company intends to work with Pharmacia (now Pfizer) to resolve remaining issues as to the ownership of LEP-ETU, LEP and LED and has commenced discussions with Pfizer regarding the return of development rights for these drug product candidates. No prediction can be made as to the successful outcome of these discussions.

The Company was also named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, Chairman of the Company, and James M. Hussey, the Company’s President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Senior Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. No trial date has been set. Management is unable to estimate a range of possible loss, if any.

On March 26, 2004, the Company received a letter from the Securities and Exchange Commission (SEC) stating that the SEC is conducting a formal investigation of the Company.  The SEC stated in its letter that it has made no determination of any violation of law by the Company or any individual at this time.  Previously, this matter had been the subject of an informal SEC inquiry.  The Company continues to fully cooperate with the SEC and intends to continue to do so in order to bring the inquiry to a conclusion as promptly as possible.  The Company believes the investigation is an outgrowth of the Company’s recently concluded arbitration with Pharmacia (now Pfizer) regarding the development of its LEP and LED drug product candidates and the class action lawsuits which have been filed against the Company relating to its public statements regarding the development of LEP.  The Company cannot predict with certainty the direction the investigation will take or its ultimate outcome.

Item 2.                                                           Changes in Securities and Use of Proceeds

None

Item 3.                                                           Defaults Upon Senior Securities

None

Item 4.                                                           Submission of Matters to a Vote of Security-Holders

None

Item 5.                                                           Other Information

None

Item 6.                                                             Exhibits and Reports on Form 8-K

(a)        Exhibits

Exhibit 3.2	NeoPharm, Inc. Bylaws, as amended

Exhibit 31.1	Certification of the Chief Executive Officer

Exhibit 31.2	Certification of the Chief Financial Officer

Exhibit 32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act

(b)         Reports on Form 8-K

On January 8, 2004, the Company furnished a report on Form 8-K incorporating a press release announcing the Company’s plans to publicly offer 3,500,000 shares of its common stock in an offering made from a shelf registration statement that was declared effective by the Securities and Exchange Commission on December 17, 2003.

On January 22, 2004, the Company filed a report on Form 8-K to disclose it had entered into an underwriting agreement with UBS Secruities, LLC, Robert W. Baird & Co Incorporated, First Albany Capital Inc., and JMP Securities LLC (collectively, the “Underwriters”), with respect to the issue and sale by the Company, and the purchase by the Underwriters, of 3,750,000 shares of the Company’s common stock, $0.0002145 par value per share, plus up to an additional 562,500 shares subject to the Underwriter’s over-allotment option (the “Shares”).  The offering of the shares was made by means of a prospectus supplement dated January 22, 2004, and a base prospectus dated December 17, 2003, filed with the Securities and Exchange Commission.  On January 22, 2004 the Company issued a press release relating to the pricing of the offering of the shares.

On January 27, 2004, the Company filed a report on Form 8-K announcing the completion of the sale of 4,312,500 shares of common stock at a public offering price of $18.25 per share, including the exercise of the underwriters’ option to purchase 562,500 shares to cover over-allotments.  All of the shares were offered by the Company.  The net proceeds from the offering to the Company, after underwriting discounts and commissions and estimated expenses, were approximately $73.5 million.  On January 27, 2004, the Company issued a press release relating to the completion of the sale of its securities.

On March 19, 2004, the Company furnished a report on Form 8-K incorporating a press release reporting the Company’s financial results for the fourth quarter ended December 31, 2003.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPHARM, INC.
Date: May 10, 2004	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)