Form 10-Q
period 2004-06-30
NEOPHARM INC
filed 2004-08-11
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No  ☐

As of July 31, 2004 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	23,278,985

NEOPHARM, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,553,977	$36,958,941
Investments in marketable securities	—	4,166,351
Trade accounts receivable	4,072	—
Inventories	6,602	—
Prepaid expenses	439,739	909,833
Other receivables	314,734	284,750
Total current assets	89,319,124	42,319,875
Fixed assets, net of accumulated depreciation	3,464,122	3,760,705
Total assets	$92,783,246	$46,080,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$404,198	$499,682
Accrued clinical trial expense	4,150,007	1,658,293
Accrued legal expenses	252,230	1,076,228
Accrued compensation	1,733,886	2,144,163
Other accrued expenses	801,752	684,859
Unearned revenue	17,200	—
Total current liabilities	7,359,273	6,063,225

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 23,278,985 and 18,862,906 shares issued and outstanding, respectively	4,995	4,046
Additional paid-in capital	246,116,966	171,704,628
Accumulated deficit	(160,697,988)	(131,691,319)
Total stockholders’ equity	85,423,973	40,017,355
Total liabilities and stockholders’ equity	$92,783,246	$46,080,580

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

Consolidated Statements of Operations
Three- and Six-Month Periods Ended June 30, 2004 and 2003
(Unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues	$19,080	$—	$31,280	$—
Cost of revenues	298	—	542	—
Gross margin	18,782	—	30,738	—

Expenses:
Research and development	12,008,378	8,767,286	23,257,605	15,875,842
Selling, general, and administrative	2,984,560	7,880,687	6,184,629	12,285,071
Related party expenses	34,006	35,409	69,370	74,601
Total expenses	15,026,944	16,683,382	29,511,604	28,235,514
Loss from operations	(15,008,162)	(16,683,382)	(29,480,866)	(28,235,514)

Interest income	248,683	254,554	474,197	539,446
Net loss	$(14,759,479)	$(16,428,828)	$(29,006,669)	$(27,696,068)
Net loss per share —
Basic and diluted	$(0.63)	$(0.87)	$(1.28)	$(1.47)
Weighted average shares outstanding —
Basic and diluted	23,244,608	18,826,670	22,578,297	18,817,902

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

Consolidated Statements of Cash Flows
Six-Month Periods Ended June 30, 2004 and 2003
(Unaudited)

	Six-Month Periods Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(29,006,669)	$(27,696,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	678,898	522,331
Stock-based compensation expense	257,154	165,958
Changes in assets and liabilities:
(Increase)/decrease in current assets	429,436	(983,476)
Increase in current liabilities	1,296,048	3,639,364
Net cash and cash equivalents used in operating activities	(26,345,133)	(24,351,891)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	1,046,168	3,005,123
Proceeds from sales of marketable securities	3,120,183	—
Purchase of marketable securities	—	(378,263)
Purchase of equipment and furniture	(382,315)	(455,259)
Net cash and cash equivalents provided by investing activities	3,784,036	2,171,601

Cash flows from financing activities:
Net proceeds from issuance of common stock	74,156,133	—
Cash paid in lieu of fractional shares for stock dividend	—	(9,060)
Net cash and cash equivalents provided by/(used in) financing activities	74,156,133	(9,060)

Net increase/(decrease) in cash and cash equivalents	51,595,036	(22,189,350)
Cash and cash equivalents, beginning of period	36,958,941	87,591,975
Cash and cash equivalents, end of period	$88,553,977	$65,402,625

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Basis of Presentation

The financial information herein is unaudited. The balance sheet as of December 31, 2003 is derived from audited financial statements.

The accompanying unaudited consolidated financial statements of NeoPharm, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2004, and the results of their operations for the three- and six-month periods ended June 30, 2004 and 2003, and their cash flows for the six-month periods ended June 30, 2004 and 2003.

The consolidated financial statements include the accounts of NeoPharm, Inc. and its wholly-owned subsidiary, NeoPharm EU Limited.  All significant intercompany accounts and transactions are eliminated in consolidation.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2  Stock-based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded only if the current fair value of the underlying stock exceeded the exercise price.   Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, and related amendments.

The Company accounts for option grants under the plan by applying the provisions of APB Opinion No. 25, under which no compensation cost has been recognized for the stock option awards to employees, since the exercise price of the options granted is equal to fair value on the date of grant.  The following table illustrates the effect on net loss if the fair-value-based method had been applied in each period.

	For the three-month periods ended:		For the six-month periods ended:
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net loss, as reported	$(14,759,479)	$(16,428,828)	$(29,006,669)	$(27,696,068)
Add stock-based employee compensation expense included in reported net loss(1)	52,069	97,958	199,883	97,958
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(2,098,145)	(1,929,433)	(4,040,400)	(3,835,220)
Pro forma net loss	$(16,805,555)	$(18,260,303)	$(32,847,186)	$(31,433,330)

Basic and diluted loss per share of common stock
As reported	$(0.63)	$(0.87)	$(1.28)	$(1.47)
Pro forma	$(0.72)	$(0.97)	$(1.45)	$(1.67)

(1)           Value of restricted stock granted to non-employee directors.

Note 3  Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Included with cash are cash equivalents of $85,180,128 and $36,484,817 as of June 30, 2004 and December 31, 2003, respectively.  The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Investments in marketable securities include liquid investments purchased with an original maturity of between three months and one year. As provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has elected to treat all of its investments in marketable securities as “available-for-sale,” which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available-for-sale securities deemed to be temporary are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company has not experienced any declines in fair market value of its investments that were other than temporary.  As of June 30, 2004, the Company had no investments in marketable securities. Dividend and interest income are recognized when earned. Realized gains on investments sold during the three- and six-month periods ended June 30, 2004 was $20 and $192, respectively.  No investments were sold during the three- and six-month periods ended June 30, 2003.

Note 4  Inventory

Inventory is comprised solely of NeoPhectin finished goods and is stated at the lower of cost or market, as determined by the first in, first out method (FIFO).  Inventory cost consists of direct material and direct labor costs.  As products are currently produced in the Company’s research and development facilities, the Company has not allocated any overhead costs as a product cost.  Application of overhead as a product cost is not material.  Inventory as of June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003

Finished goods on hand	$6,455	$—
Inventory subject to return	147	—

	$6,602	$—

Inventory subject to return represents NeoPhectin products shipped to a wholesale customer that have not been recognized as revenue (see note 7).

Note 5  Fixed Assets

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

Note 6  Stockholders' Equity

On January 27, 2004, the Company received proceeds of $73,980,938 (net of the underwriting discounts and commissions, but before expenses) by issuing 4,312,500 shares of common stock in a public offering.

Note 7  Revenue Recognition

The Company commenced sales of products in 2004.  All revenue represents sales of NeoPhectin™ and NeoPhectin-AT™ (together “NeoPhectin”) transfection reagent products sold to Avanti Polar Lipids, Inc. (Avanti), through a non-exclusive distribution agreement, or to end-user customers.

Revenue is recognized when persuasive evidence of an arrangement with the customer at a fixed or determinable price exists, products are shipped, title and risk of loss passes to the customer, and collection of amounts owed is reasonably assured.

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

Note 8  Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the three-month periods ended:		For the six-month periods ended:
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Numerator:
Net loss	$(14,759,479)	$(16,428,828)	$(29,006,669)	$(27,696,068)

Denominator:
Weighted average shares outstanding	23,244,608	18,826,670	22,578,297	18,817,902

Loss per share - basic and diluted	$(0.63)	$(0.87)	$(1.28)	$(1.47)

Potential common share equivalents:
Stock options	3,621,647	3,294,901	3,529,263	3,284,447

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are equivalent as the effect of all potential common share equivalents is anti-dilutive.

Note 9  Transactions with Related Parties

The following table provides further detail of the related party expenses reflected in the statements of operations.

		For the three-month periods ended:		For the six-month periods ended:
Related Party	Expense Type	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Akorn, Inc.	Consulting	$2,500	$3,750	$6,250	$11,419
E.J. Financial Enterprises	Consulting	31,250	31,250	62,500	62,500
E.J. Financial Enterprises	Direct Expenses	256	409	620	682
Total related party expenses		$34,006	$35,409	$69,370	$74,601

During 2004 and 2003, the Company received management consulting services from EJ Financial Enterprises, Inc. ("EJ Financial"), a healthcare consulting and investment firm in which Dr. John N. Kapoor, a member of the Company’s Board of Directors and the Company's immediate past Chairman of the Board of Directors, is the sole stockholder.  The consulting agreement with EJ Financial expired on June 30, 2004 and was not renewed.

In December 2001, NeoPharm entered into a transaction whereby NeoPharm loaned to Akorn, Inc., a Louisiana corporation, $3,250,000 to assist Akorn in the completion of its lyophilized products manufacturing facility in Decatur, Illinois. Dr. Kapoor, a member of the Company’s Board of Directors and the Company's immediate past Chairman of the Board of Directors, is the Chairman of the Akorn Board of Directors and holds a substantial stock position in both companies. In connection with the loan transaction, NeoPharm entered into the following agreements: Promissory Note, dated December 20, 2001, in the original principal amount of $3,250,000 by Akorn to NeoPharm; Processing Agreement, dated December 20, 2001, by and between Akorn and NeoPharm; Subordination and Intercreditor Agreement, dated December 20, 2001, by and between John N. Kapoor, as Trustee under The John N. Kapoor Trust, dated September 20, 1989 and NeoPharm; and a Subordination, Standby and Intercreditor Agreement, dated December 20, 2001, by and among Akorn, Akorn (New Jersey), Inc., The Northern Trust Company and NeoPharm. The Promissory Note issued by Akorn was due in December 2006, and accrued interest at a rate equal to that received on the Company’s investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt. The Processing Agreement grants NeoPharm access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at most favored customer pricing, upon completion of the facility. The Processing Agreement also provided that Akorn was to begin providing lyophilization services on or before June 30, 2003. At the time these transactions were entered into, Akorn represented that the manufacturing facility would be operational in 2003, approximately the time when NeoPharm originally anticipated it would need to manufacture its lyophilized drug product candidates for Phase II/III clinical trials. In 2001, NeoPharm recorded the Promissory Note net of a valuation allowance of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%. As of December 31, 2002, the Company determined the Promissory Note was impaired and recorded a charge to fully reserve for the Promissory Note and related accrued interest. On August 18, 2003, NeoPharm presented Akorn with a formal “Notice of Default” on the Promissory Note. Because the carrying value of the Promissory Note was zero, there was no financial statement impact as a result of any event of default under, or non-payment of, the Promissory Note. In September 2003, Akorn advised NeoPharm that it wished to refinance its senior debt with a new senior lender, which lender would require NeoPharm to subordinate its debt. In order to preserve the possibility of collecting Akorn’s debt to NeoPharm and in consideration of a higher rate of interest (which would now equal that to be charged by the new senior lender, which is the prime rate plus 175 basis points) and the possibility of accelerated mandatory repayments once Akorn’s senior debt was repaid in full, NeoPharm agreed to waive Akorn’s default, to allow Akorn until October 2004 to provide the manufacturing rights and to subordinate Akorn’s indebtedness to NeoPharm to Akorn’s indebtedness to its new senior lender. Akorn’s refinancing was completed on October 7, 2003.

Note 10  Commitments

On June 17, 2004, James M. Hussey resigned as the Company’s President, Chief Executive Officer and a member of the Board of Directors.  In accepting Mr. Hussey’s resignation, the Board of Directors authorized the Company to enter into a Separation Agreement and Full Release of all claims (the “Separation Agreement”) with Mr. Hussey.  Under the terms of the Separation Agreement, Mr. Hussey will receive a salary continuance for 12 months based upon his annual base salary at the time of his resignation ($339,768), Company paid insurance premiums under the Company’s medical insurance plan, plus a payment equal to 50% of Mr. Hussey’s target milestone bonus when 2004 bonuses are paid to the Company’s employees, provided the Separation Agreement has not been terminated prior to that time.  The salary continuance and medical insurance premium payments will cease at such time as Mr. Hussey accepts full-time employment or the first date that Mr. Hussey provides consulting or other services to any other pharmaceutical or biotechnology organization.  Additionally, Mr. Hussey becomes a consultant to the Company for a period of up to 24 months or the termination of the Separation Agreement, whichever is earlier, during which time all options previously granted to Mr. Hussey continue to vest and remain exercisable until 90 days after termination as a consultant.

On June 17, 2004, NeoPharm also entered into an Employment Agreement with Mr. Gregory P. Young to serve as the Company’s President, Chief Executive Officer and a Director in place of Mr. Hussey.  Under the terms of the Employment Agreement, effective July 12, 2004, Mr. Young will receive an annual base salary of $325,000 and a sign-on bonus of $97,500.  The sign-on bonus is payable in two installments, with the first $25,000 installment paid upon commencement of employment on July 12, 2004, and the second installment of $72,500 due on February 15, 2005.  Mr. Young is also entitled to an annual performance-based milestone bonus payment, a monthly car allowance of $600, and an annual reimbursement of up to $3,000 for the cost of financial and estate planning.  Additionally, upon commencing his employment on July 12, 2004, Mr. Young will receive a stock option grant of 250,000 options with a grant price of 85% of the Company’s closing stock price on July 12, 2004.  These options vest in four equal annual installments on the anniversary of the option grant date.  The Employment Agreement also allows for additional specified option grants of up to 350,000 options in the future if the Company’s common stock reaches certain pre-determined closing price levels.

Note 11  Contingencies

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its license agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation, Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin) which were being conducted by Pharmacia. The Company contended that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constituted a breach of the License Agreement. The Company further contended that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds. The Company sought all damages to which it was entitled, including but not limited to, loss of co-promotion and royalty revenues that would have been received if LEP and LED had not been delayed, and milestone payments that would have been received if the programs had been properly conducted by Pharmacia. On May 16, 2002, Pharmacia responded by denying the Company’s allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages.  On April 30, 2004, the Company was advised that its claims against Pharmacia (now Pfizer) and Pharmacia’s claims against the Company were denied by arbitrators of the American Arbitration Association. The Company is currently working with Pfizer to resolve remaining issues as to the ownership of LEP-ETU, LEP and LED, and has commenced discussions with Pfizer regarding the return of development rights for these drug product candidates.  The Company believes that the return of the development rights for these drug product candidates will not create a material obligation for the Company.  No prediction can be made as to the successful outcome of these discussions.

The Company has also been named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, the former Chairman of the Company, and James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. No trial date has been set. Management is unable to estimate a range of possible loss, if any. In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

On March 26, 2004, the Company received a letter from the Securities and Exchange Commission (SEC) stating that the SEC is conducting a formal investigation of the Company.  The SEC stated in its letter that it has made no determination of any violation of law by the Company or any individual at this time.  Previously, this matter had been the subject of an informal SEC inquiry.  The Company continues to fully cooperate with the SEC and intends to continue to do so in order to bring this ongoing inquiry to a conclusion as promptly as possible.  The Company believes the investigation is an outgrowth of the Company’s recently concluded arbitration with Pharmacia (now Pfizer) regarding the development of its LEP and LED drug product candidates and the class action lawsuits which have been filed against the Company relating to its public statements regarding the development of LEP.  The Company cannot predict with certainty the direction the investigation will take or its ultimate outcome.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Risk Factors section included in the Company’s Annual Report on Form 10-K.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ from statements made. See “Forward Looking Statements” below.

Overview

We are a biopharmaceutical company engaged in the research, development and commercialization of drugs for the treatment of various cancers. Our corporate strategy is to become a leader in the research, development and commercialization of new and innovative anti-cancer treatments. We currently operate at two locations, and had 129 full time employees as of June 30, 2004.  Our corporate headquarters and clinical development team are located in Lake Forest, Illinois, and our research and development facility is in Waukegan, Illinois.

Since we began doing business in June 1990, we have devoted our resources primarily to funding research and product development programs. To date, we have not received FDA approval of any of our drug product candidates.  We expect to continue to incur losses for the foreseeable future as we continue our research and development activities, which include the sponsorship of human clinical trials for our drug product candidates.  Until we are able to consistently generate revenue through the sale of drug or non-drug products, we anticipate that we will be required to fund the development of our pre-clinical compounds and drug product candidates primarily by other means, including, but not limited to, licensing the development rights to some of our drug product candidates to third parties or selling stock in the Company.

In the second quarter ended June 30, 2004, management’s efforts were devoted primarily to enrolling patients and opening study sites in the Phase III PRECISE clinical trial for our lead drug product candidate, IL13-PE38QQR, advancing our lead NeoLipid drug product candidates (LEP-ETU and LE-SN38) through Phase I clinical development toward possible initiation of Phase II in 2004, working with Pfizer for the return to us of the development rights for liposomal paclitaxel and liposomal doxorubicin, engaging third parties for potentially licensing development rights to some of our drug product candidates, and increasing sales for our new cationic cardiolipin based transfection reagents, NeoPhectin and NeoPhectin-AT. Significant events occurring during the second quarter included the rendering of a final decision in our arbitration case against Pharmacia (now Pfizer) on April 30, 2004 (see Part II Item 1. Legal Proceedings) and the resignation of our President and Chief Executive Officer, and the hiring of a new President and Chief Executive Officer, on June 17, 2004.

In its decision, a panel of arbitrators of the American Arbitration Association advised us that our claims against Pharmacia and Pharmacia’s claims against us were denied. We are currently working with Pfizer to resolve remaining issues as to the ownership of LEP-ETU, LEP and LED, and have commenced discussions with Pfizer regarding the return to us of development rights for these drug product candidates. No prediction can be made as to the successful outcome of these discussions. During the second quarter of 2004, we incurred less than $1,000 in arbitration related expenses, including legal expenses. This brings the total expenses incurred for the arbitration since February 2002 through June 30, 2004 to approximately $14.4 million. At this time, we do not expect to incur any material additional arbitration related expenses in 2004.

On June 17, 2004, we announced the resignation of James M. Hussey as President, CEO and a director of the Company, and the appointment of Gregory P. Young as Mr. Hussey’s successor, effective July 12, 2004.  Additionally, on June 17, 2004, the Board of Directors elected Erick E. Hanson, an independent director, as Chairman of the Board, replacing John N. Kapoor, Ph.D.  Dr. Kapoor continues as a member of the Company’s Board of Directors.

The PRECISE trial, our Phase III clinical trial for IL13-PE38QQR for the treatment of glioblastoma multiforme (GBM), began in March 2004 with the enrollment of our first patient, and patient enrollment continues to accelerate as additional clinical study sites are activated. As of July 31, 2004, 29 patients have been enrolled in PRECISE.  Our current plans continue to anticipate the completion of enrollment for PRECISE in 2005 and the submission of a BLA with the FDA in 2006 seeking marketing approval of the drug. However, there can be no assurance the trial will meet its endpoint or that the FDA will approve the BLA. Assuming that we received authorization to begin selling IL13-PE38QQR, we currently anticipate the first sales of the product in 2007.

During the second quarter of 2004, we continued to advance our Phase I NeoLipid drug product candidates towards Phase II/III clinical trials. The drug product candidates currently in Phase I clinical development include: LEP-ETU, our new NeoLipid™ formulation of liposomal paclitaxel; LE-SN38 (liposomal SN38) for the treatment of colorectal and other cancers; and, LErafAON (liposomal craf antisense oligonucleotide) for the treatment of radiation and/or chemotherapy resistant tumors. We currently anticipate that both LEP-ETU and LE-SN38 will complete enrollment in Phase I clinical trials in 2004.

 It is difficult to predict with any certainty the timing, estimated costs to complete development, and anticipated completion dates of drug product candidates in Phase I clinical development. A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Because our lead drug product candidate, IL13-PE38QQR, has recently entered a Phase III clinical trial, we are able to make some estimates regarding anticipated expenses to be incurred to complete the Phase III PRECISE study. Our current estimates anticipate further direct expenses of approximately $27 million to complete the Phase III clinical trial for IL13-PE38QQR. Additional Phase I and Phase II expenses are also expected to be incurred for IL13-PE38QQR as we are conducting other clinical trials to investigate the potential to use IL13-PE38QQR in other forms of glioblastoma multiforme in addition to recurrent glioblastoma multiforme.

The table below includes a summary of identified direct project costs incurred to date for our major research and development projects. Generally, identified project costs include expenses incurred specifically for clinical trials and pre-clinical studies we conduct, and exclude expenses incurred for salaries paid to our professional staff, overhead expenses for our Lake Forest and Waukegan facilities and general laboratory supplies used in our research, which are identified as non-project specific.

Research Project	Costs Incurred in Current Quarter	Costs Incurred Year to Date	Total Costs Incurred Since Beginning of Project
IL13-PE38	$4,701,539	$9,680,197	$28,738,483
LE-SN38	713,351	1,174,812	3,776,219
LEP-ETU	825,486	1,451,809	2,390,166
LErafAON	460,709	738,556	6,974,632
Non-project specific	5,307,293	10,212,231	N/A
Total research and development expenses	12,008,378	23,257,605	N/A

Sales of our novel cationic cardiolipin based transfection reagents, NeoPhectin™ and NeoPhectin-AT™, increased during the second quarter by approximately 56% from first quarter sales.  We currently anticipate that sales of NeoPhectin™ products will generate approximately $100,000 in revenues during 2004.  NeoPhectin™ is our in vitro transfection reagent, and NeoPhectin-AT™ is our in vivo transfection reagent for use in animals. Our current laboratory facilities provide us with the ability to produce commercial quantities of the material without reducing the level of our research and development activities.  Accordingly, we do not expect to incur significant incremental costs to produce NeoPhectin™ products.

On April 7, 2004, we created a wholly owned subsidiary based in the United Kingdom, NeoPharm EU Limited, for the purpose of conducting clinical trials in the European Union.  Because our Phase III PRECISE trial is enrolling patients in Europe, in addition to North America and Israel, the subsidiary was created specifically to comply with regulatory requirements enacted for clinical trials conducted in the European Union.  As of June 30, 2004, this subsidiary has nominal assets and had not conducted any business.

Results of Operations – Three-Month Period Ended June 30, 2004 vs. Three-Month Period Ended June 30, 2003.

The Company recorded revenue of $19,080 for the three-month period ended June 30, 2004.  The sole source of revenue was from sales of NeoPhectin and NeoPhectin-AT.  No revenue was recorded for the three-month period ended June 30, 2003.

Research and development expense for the three-month period ended June 30, 2004 increased by approximately $3.2 million as compared to the same period in 2003. The increase in research and development expenses was primarily related to approximately $3.6 million in expenses incurred for the Phase III PRECISE trial initiated in March 2004.

Selling, general, and administrative expenses decreased by approximately $4.9 million for the three-month period ended June 30, 2004 versus the three-month period ended June 30, 2003 due to a reduction of approximately $6.1 million in arbitration related expenses during the second quarter of 2004.  The reduction in arbitration related expenses was offset by increases in other selling, general and administrative expenses of approximately $1.2 million, due to increased payroll and consulting related expenses of approximately $508 thousand primarily associated with increases in staffing and recruiting expenses, increased information technology related expenses of approximately $174 thousand related to upgrading our systems to comply with new regulatory requirements, increased franchise (non-income) taxes of approximately $167 thousand related to additions in capital stock from the Company’s sale of stock to the public in

January 2004, increased professional fees of approximately $159 thousand for legal and accounting services, increased insurance expense of approximately $93 thousand resulting from increases in premiums combined with increased limits for our property and casualty coverage, and increased other general and administrative expenses of approximately $99 thousand related to general corporate activities.

The Company generated interest income on cash and investments of approximately $249 thousand and $255 thousand for the three-month periods ended June 30, 2004 and June 30, 2003, respectively.

As a result of the above items, net loss and basic and diluted loss per share for the three-month periods ended June 30, 2004 and June 30, 2003 were approximately $14.8 million and $16.4 million, respectively, and $0.63 and $0.87, respectively.

Results of Operations – Six-Month Periods Ended June 30, 2004 vs. Six-Month Periods Ended June 30, 2003.

The Company recorded revenue of $31,280 for the six-month period ended June 30, 2004.  The sole source of revenue was from sales of NeoPhectin and NeoPhectin-AT.  No revenue was recorded for the six-month period ended June 30, 2003.

Research and development expense for the six-month period ended June 30, 2004 increased by approximately $7.4 million as compared to the same period in 2003. The increase in research and development expenses was primarily related to approximately $7.8 million in expenses incurred for the Phase III PRECISE trial initiated in March 2004.

Selling, general, and administrative expenses decreased by approximately $6.1 million for the six-month period ended June 30, 2004 versus the six-month period ended June 30, 2003 due to a reduction of approximately $8.0 million in arbitration related expenses during 2004.  The reduction in arbitration related expenses was offset by increases in other selling, general and administrative expenses of approximately $1.9 million, due to increased payroll and consulting related expenses of approximately $910 thousand primarily associated with increases in staffing and recruiting expenses, increased insurance expense of approximately $242 thousand resulting from increases in premiums combined with increased limits for our property and casualty coverage, increased information technology related expenses of approximately $201 thousand related to upgrading our systems to comply with new regulatory requirements, increased franchise (non-income) taxes of approximately $174 thousand related to additions in capital stock from the Company’s sale of stock to the public in January 2004, increased professional fees of approximately $271 thousand for legal and accounting services, and increased other general and administrative expenses of approximately $102 thousand related to general corporate activities.

The Company generated interest income on cash and investments of approximately $474 thousand and $539 thousand for the six-month period ended June 30, 2004 and June 30, 2003, respectively.  The reduction in interest income in 2004 was a direct result of a decrease in interest rates earned on investments.

As a result of the above items, net loss and basic and diluted loss per share for the six month periods ended June 30, 2004 and June 30, 2003 were approximately $29.0 million and $27.7 million, respectively, and $1.28 and $1.47, respectively.

Liquidity and Capital Resources

As of June 30, 2004, we had approximately $88.6 million in cash and cash equivalents, and no debt. All excess cash is currently invested in marketable securities with less than three months to maturity. We currently believe that our cash on hand at June 30, 2004, should be adequate to fund our operations for at least the next 18 months.

We no longer expect to incur material expenses related to our arbitration case. As a result, the primary use of funds over the next 12 - 24 months will be to fund our clinical and pre-clinical research and development efforts. The most significant expenses will be incurred in relation to the PRECISE Phase III clinical trial for our brain tumor drug product candidate, IL13-PE38QQR. At the present time, we expect to spend approximately $27 million over the next 24 months to complete the PRECISE trial. Additional expenses are also expected to be incurred as we continue to move our Phase I drug product candidates towards, and potentially into, Phase II clinical trials.

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

NeoPharm has no debt, no capital leases, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value. The following table summarizes our estimated contractual obligations as of June 30, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	$1,457,007	$585,875	$660,284	$210,848	$0
License agreements—milestone based payments(1)(2)	2,525,000	225,000	850,000	350,000	1,100,000
Total	$3,982,007	$810,875	$1,510,284	$560,848	$1,100,000

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

Investments in Marketable Securities

As provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has elected to treat all of its investments in marketable securities as “available-for-sale,” which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Significant judgment is required to determine instances in which an other than temporary decline in the fair value of marketable securities has occurred. Management considers available positive and negative information in making this judgment, including: the nature of the investments; the causes of impairments; the number of investment positions that are in an unrealized-loss position; the severity and duration of the impairment; and management’s ability and intent to hold the marketable security as well as forecasted recovery of fair value.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2004, we did not own any derivative instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. As of June 30, 2004, we held total cash and cash equivalents (maturity less than 90 days) of $88,553,977. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash and cash equivalents, as of June 30, 2004, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $885,000.

Item 4 – Controls and Procedures

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are operating effectively as designed.

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

PART II - OTHER INFORMATION

Item 1.                                                           Legal Proceedings

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its license agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation, Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin) which were being conducted by Pharmacia. The Company contended that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constituted a breach of the License Agreement. The Company further contended that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds. The Company sought all damages to which it was entitled, including but not limited to, loss of co-promotion and royalty revenues that would have been received if LEP and LED had not been delayed, and milestone payments that would have been received if the programs had been properly conducted by Pharmacia. On May 16, 2002, Pharmacia responded by denying the Company’s allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages.  On April 30, 2004, the Company was advised that its claims against Pharmacia (now Pfizer) and Pharmacia’s claims against the Company were denied by arbitrators of the American Arbitration Association. The Company is currently working with Pfizer to resolve remaining issues as to the ownership of LEP-ETU, LEP and LED, and has commenced discussions with Pfizer regarding the return of development rights for these drug product candidates. No prediction can be made as to the successful outcome of these discussions.

The Company has also been named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, the former Chairman of the Company, and James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. No trial date has been set. Management is unable to estimate a range of possible loss, if any. In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

On March 26, 2004, the Company received a letter from the Securities and Exchange Commission (SEC) stating that the SEC is conducting a formal investigation of the Company.  The SEC stated in its letter that it has made no determination of any violation of law by the Company or any individual at this time.  Previously, this matter had been the subject of an informal SEC inquiry.  The Company continues to fully cooperate with the SEC and intends to continue to do so in order to bring this ongoing inquiry to a conclusion as promptly as possible.  The Company believes the investigation is an outgrowth of the Company’s recently concluded arbitration with Pharmacia (now Pfizer) regarding the development of its LEP and LED drug product candidates and the class action lawsuits which have been filed against the Company relating to its public statements regarding the development of LEP.  The Company cannot predict with certainty the direction the investigation will take or its ultimate outcome.

Item 2.                                                           Changes in Securities and Use of Proceeds

None

Item 3.                                                           Defaults Upon Senior Securities

None

Item 4.                                                           Submission of Matters to a Vote of Security-Holders

On June 17, 2004 the Company held its Annual Meeting of Stockholders to vote on the matters listed below.  All of the matters voted on at the Annual Meeting were approved by the Company’s stockholders at the Annual Meeting.

1.           To elect six directors to serve until the 2005 Annual Meeting of Stockholders.

With respect to the election for directors, the votes were as follows:

	VOTES FOR	VOTES AGAINST	VOTES WITHHELD

John N. Kapoor	21,788,717	0	577,849
Gregory P. Young	22,028,104	0	338,462
Matthew P. Rogan	16,298,433	0	6,068,133
Kaveh T. Safavi	17,006,203	0	5,360,363
Sander A. Flaum	12,745,858	0	9,260,708
Erick E. Hanson	17,006,266	0	5,360,300

2.           To ratify the appointment of KPMG LLP as the Company’s independent public accountants.

VOTES FOR	VOTES AGAINST	ABSTENTIONS	NOT-VOTED

22,300,737	62,363	3,466	0

Item 5.                                                           Other Information

None

Item 6.                                                             Exhibits and Reports on Form 8-K

(a)        Exhibits

Exhibit 10.1	Separation Agreement and Full Release of All Claims entered into with James M. Hussey

Exhibit 10.2	Employment Agreement with Gregory P. Young

Exhibit 31.1	Certification of the Chief Executive Officer

Exhibit 31.2	Certification of the Chief Financial Officer

Exhibit 32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act

(b)         Reports on Form 8-K

On May 3, 2004, the Company furnished a report on Form 8-K incorporating a press release announcing the decision of the Arbitration Panel in connection with the arbitration proceeding which the Company had initiated against Pharmacia, Inc. (now Pfizer, Inc.), including the Panel’s decision to dismiss all claims by each of the parties.

On May 10, 2004, the Company furnished a report on Form 8-K incorporating a press release reporting the Company’s financial results for the first quarter ended March 31, 2004.

On June 18, 2004, the Company furnished a report on Form 8-K incorporating a press release announcing the appointment of a new President and CEO and the election of a new Chairman, and the resignation of its former President and Chief Executive Officer.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPHARM, INC.
Date: August 11, 2004	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)