Form 10-Q
period 2004-09-30
NEOPHARM INC
filed 2004-11-08
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No  ☐

As of October 31, 2004 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	23,294,165

NEOPHARM, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,756,502	$36,958,941
Investments in marketable securities	—	4,166,351
Trade accounts receivable	13,072	—
Inventories	2,931	—
Prepaid expenses	1,632,184	909,833
Other receivables	314,741	284,750
Total current assets	77,719,430	42,319,875
Fixed assets, net of accumulated depreciation	3,191,671	3,760,705
Total assets	$80,911,101	$46,080,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$542,023	$499,682
Accrued clinical trial expense	4,624,131	1,658,293
Accrued legal expenses	550,894	1,076,228
Accrued compensation	2,569,897	2,144,163
Other accrued expenses	616,504	684,859
Unearned revenue	14,400	—
Total current liabilities	8,917,849	6,063,225

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 23,294,165 and 18,862,906 shares issued and outstanding, respectively	4,998	4,046
Additional paid-in capital	246,640,814	171,704,628
Accumulated deficit	(174,652,560)	(131,691,319)
Total stockholders’ equity	71,993,252	40,017,355
Total liabilities and stockholders’ equity	$80,911,101	$46,080,580

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

Consolidated Statements of Operations
Three- and Nine-Month Periods Ended September 30, 2004 and 2003
(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues	$84,740	$—	$116,020	$—
Cost of revenues	3,466	—	4,008	—
Gross margin	81,274	—	112,012	—

Expenses:
Research and development	10,621,195	9,164,262	33,878,801	25,040,104
Selling, general, and administrative	3,712,207	3,168,363	9,896,836	15,453,434
Related-party expenses	—	35,587	69,370	110,188
Total expenses	14,333,402	12,368,212	43,845,007	40,603,726
Loss from operations	(14,252,128)	(12,368,212)	(43,732,995)	(40,603,726)

Interest income	297,558	148,615	771,754	688,062
Net loss	$(13,954,570)	$(12,219,597)	$(42,961,241)	$(39,915,664)
Net loss per share —
Basic and diluted	$(0.60)	$(0.65)	$(1.88)	$(2.12)
Weighted average shares outstanding —
Basic and diluted	23,284,925	18,832,741	22,815,559	18,822,903

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

Consolidated Statements of Cash Flows
Nine-Month Periods Ended September 30, 2004 and 2003
(Unaudited)

	Nine-Month Periods Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net loss	$(42,961,241)	$(39,915,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,006,620	804,084
Stock-based compensation expense	734,504	434,215
Changes in assets and liabilities:
Increase in current assets	(768,345)	(789,558)
Increase in current liabilities	2,854,624	2,407,048
Net cash and cash equivalents used in operating activities	(39,133,838)	(37,059,875)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	1,046,168	3,508,362
Proceeds from sales of marketable securities	3,120,183	—
Purchase of marketable securities	—	(2,497,213)
Purchase of equipment and furniture	(437,586)	(674,616)
Net cash and cash equivalents provided by investing activities	3,728,765	336,533

Cash flows from financing activities:
Net proceeds from issuance of common stock	74,202,634	195,562
Cash paid in lieu of fractional shares for stock dividend	—	(9,060)
Net cash and cash equivalents provided by financing activities	74,202,634	186,502

Net increase/(decrease) in cash and cash equivalents	38,797,561	(36,536,840)
Cash and cash equivalents, beginning of period	36,958,941	87,591,975
Cash and cash equivalents, end of period	$75,756,502	$51,055,135

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NEOPHARM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Basis of Presentation

The financial information herein is unaudited. The balance sheet as of December 31, 2003 is derived from audited financial statements.

The accompanying unaudited consolidated financial statements of NeoPharm, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2004, and the results of their operations for the three- and nine-month periods ended September 30, 2004 and 2003, and their cash flows for the nine-month periods ended September 30, 2004 and 2003.

The consolidated financial statements include the accounts of NeoPharm, Inc. and its wholly-owned subsidiary, NeoPharm EU Limited.  NeoPharm EU Limited was created to comply with regulatory requirements enacted for clinical trials conducted in the European Union.  As of September 30, 2004, this subsidiary has nominal assets and had not conducted any business.  All significant intercompany accounts and transactions are eliminated in consolidation.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2  Stock-based Compensation

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded only if the current fair value of the underlying stock exceeded the exercise price.   Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, and related amendments.

The Company accounts for option grants under the plan by applying the provisions of APB Opinion No. 25, under which no compensation cost is recognized for the stock option awards to employees, in instances where the exercise price of the options granted is equal to fair value on the date of grant.  The following table illustrates the effect on net loss if the fair value method had been applied in each period.

	For the three-month periods ended:		For the nine-month periods ended:
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net loss, as reported	$(13,954,570)	$(12,219,597)	$(42,961,241)	$(39,915,664)
Add stock-based employee compensation expense included in reported net loss(1)	103,187	94,867	303,070	192,825
Deduct total stock-based employee compensation expense determined under fair value method for all awards	(2,237,636)	(1,990,321)	(6,278,036)	(5,825,541)
Pro forma net loss	$(16,089,019)	$(14,115,051)	$(48,936,207)	$(45,548,380)

Basic and diluted loss per share of common stock
As reported	$(0.60)	$(0.65)	$(1.88)	$(2.12)
Pro forma	$(0.69)	$(0.75)	$(2.14)	$(2.42)

(1)           Value of restricted stock granted to non-employee directors and compensation expense relating to options granted to an executive at 85% of fair value.

Note 3  Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Included with cash are cash equivalents of $74,581,330 and $36,484,817 as of September 30, 2004 and December 31, 2003, respectively.  The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Investments in marketable securities include liquid investments purchased with an original maturity of between three months and one year. As provided by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has elected to treat all of its investments in marketable securities as “available-for-sale,” which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available-for-sale securities deemed to be temporary are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company has not experienced any declines in fair market value of its investments that were other than temporary.  As of September 30, 2004, the Company had no investments in marketable securities. Dividend and interest income are recognized when earned. Realized gains on investments sold during the three- and nine-month periods ended September 30, 2004 was $0 and $192, respectively.  No investments were sold during the three- and nine-month periods ended September 30, 2003.

Note 4  Inventory

Inventory is comprised solely of NeoPhectin™ and NeoPhectin-AT™ (together “NeoPhectin”)  finished goods and is stated at the lower of cost or market, as determined by the first in, first out method (FIFO).  Inventory cost consists of direct material and direct labor costs.  As products are currently produced in the Company’s research and development facilities, the Company has not allocated any overhead costs as a product cost.  Application of overhead as a product cost is not material.  Inventory as of September 30, 2004 and December 31, 2003 consist of the following:

	September 30, 2004	December 31, 2003

Finished goods on hand	$2,833	$—
Inventory subject to return	98	—

	$2,931	$—

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

Note 6  Stockholders’ Equity

On January 27, 2004, the Company received proceeds of $73,980,938 (net of the underwriting discounts and commissions, but before expenses) by issuing 4,312,500 shares of common stock in a public offering.

The Company maintains a Stockholder Rights Plan (the “Plan”) whereby rights to purchase shares of Series A Participating Preferred Stock become exercisable by the Company’s stockholders after any party acquires, or announces intentions to acquire, 15% or more of the Company's outstanding common stock.  On September 20, 2004, the Company’s Board of Directors approved and adopted an amendment to the Plan, reducing from 30% to 22% the percentage of outstanding shares of common stock of the Company which John N. Kapoor, together with his affiliates, can own before being deemed to be an Acquiring Person under the Plan.

Note 7  Revenue Recognition

The Company commenced sales of products in 2004.  All revenue represents sales of NeoPhectin transfection reagent products sold to either distributors or to end-user customers.

Revenue is recognized when persuasive evidence of an arrangement with the customer at a fixed or determinable price exists, products are shipped, title and risk of loss passes to the customer, and collection of amounts owed is reasonably assured.  Shipments of product to distributors are subject to unconditional rights of return for a period of 180 days from the date of shipment.  Given the limited sales history of NeoPhectin, the Company is currently unable to reasonably estimate the level of returns at the time of product shipment.  Accordingly, revenue is currently being recognized when the right of return has expired, which occurs upon the earlier of shipment of product by the distributor to an end-user or 180 days.

Note 8  Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the three-month periods ended:		For the nine-month periods ended:
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Numerator:
Net loss	$(13,954,570)	$(12,219,597)	$(42,961,241)	$(39,915,664)

Denominator:
Weighted average shares outstanding	23,284,925	18,832,741	22,815,559	18,822,903

Loss per share - basic and diluted	$(0.60)	$(0.65)	$(1.88)	$(2.12)

Potential common share equivalents:
Stock options	3,715,020	3,305,916	3,606,729	3,307,663

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are equivalent as the effect of all potential common share equivalents is anti-dilutive.

Note 9  Transactions with Related Parties

The following table provides further information about related party expenses reflected in the consolidated statements of operations.

		For the three-month periods ended:		For the nine-month periods ended:
Related Party	Expense Type	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Akorn, Inc.	Consulting	$—	$3,750	$6,250	$15,169
E.J. Financial Enterprises	Consulting	—	31,250	62,500	93,750
E.J. Financial Enterprises	Direct Expenses	—	587	620	1,269
Total related party expenses		$—	$35,587	$69,370	$110,188

During 2004 and 2003, the Company received management consulting services from EJ Financial Enterprises, Inc. (“EJ Financial”), a healthcare consulting and investment firm in which Mr. John N. Kapoor, Ph.D., a member of the Company’s Board of Directors and the Company’s former Chairman of the Board of Directors, is the sole stockholder.  The consulting agreement with EJ Financial expired on June 30, 2004 and was not renewed.

In December 2001, NeoPharm entered into a transaction whereby NeoPharm loaned to Akorn, Inc., a Louisiana corporation, $3,250,000 to assist Akorn in the completion of its lyophilized products manufacturing facility in Decatur, Illinois. Mr. Kapoor, a member of the Company’s Board of Directors and the Company’s former Chairman of the Board of Directors, is the Chairman of the Akorn Board of Directors and holds a substantial stock position in both companies. In connection with the loan transaction, NeoPharm entered into the following agreements: Promissory Note, dated December 20, 2001, in the original principal amount of $3,250,000 by Akorn to NeoPharm; Processing Agreement, dated December 20, 2001, by and between Akorn and NeoPharm; Subordination and Intercreditor Agreement, dated December 20, 2001, by and between John N. Kapoor, as Trustee under The John N. Kapoor Trust, dated September 20, 1989 and NeoPharm; and a Subordination, Standby and Intercreditor Agreement, dated December 20, 2001, by and among Akorn, Akorn (New Jersey), Inc., The Northern Trust Company and NeoPharm. The Promissory Note issued by Akorn was due in December 2006, and accrued interest at a rate equal to that received on the Company’s investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt. The Processing Agreement grants NeoPharm access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at most favored customer pricing, upon completion of the facility. The Processing Agreement also provided that Akorn was to begin providing lyophilization services on or before June 30, 2003. At the time these transactions were entered into, Akorn represented that the manufacturing facility would be operational in 2003, approximately the time when NeoPharm originally anticipated it would need to manufacture its lyophilized drug product candidates for Phase II/III clinical trials. In 2001, NeoPharm recorded the Promissory Note net of a valuation allowance of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%. As of December 31, 2002, the Company determined the Promissory Note was impaired and recorded a charge to fully reserve for the Promissory Note and related accrued interest. On August 18, 2003, NeoPharm presented Akorn with a formal “Notice of Default” on the Promissory Note. Because the carrying value of the Promissory Note was zero, there was no financial statement impact as a result of any event of default under, or non-payment of, the Promissory Note. In September 2003, Akorn advised NeoPharm that it wished to refinance its senior debt with a new senior lender, which lender would require NeoPharm to subordinate its debt. In order to preserve the possibility of collecting Akorn’s debt to NeoPharm, NeoPharm and Akorn entered into an Amended and Restated Promissory Note in consideration of a higher rate of interest (which would now equal that to be charged by the new senior lender, which is the prime rate plus 175 basis points) and the possibility of accelerated mandatory repayments once Akorn’s senior debt was repaid in full.   NeoPharm also agreed to waive Akorn’s default, to allow Akorn until October 2004 to provide the manufacturing rights and to subordinate Akorn’s indebtedness to NeoPharm to Akorn’s indebtedness to its new senior lender. Akorn’s refinancing was completed on October 7, 2003.  On October 6, 2004, NeoPharm presented Akorn with a formal “Notice of Default” on the Amended and Restated Promissory Note. Because the carrying value of the Promissory Note was zero, there was no financial statement impact as a result of any event of default under, or non-payment of, the Promissory Note.

Note 10  Commitments

On June 17, 2004, James M. Hussey resigned as the Company’s President, Chief Executive Officer and a member of the Board of Directors.  In accepting Mr. Hussey’s resignation, the Board of Directors authorized the Company to enter into a Separation Agreement and Full Release of all Claims (the “Separation Agreement”) with Mr. Hussey.  Under the terms of the Separation Agreement, Mr. Hussey will receive a salary continuance for 12 months based upon his annual base salary at the time of his resignation ($339,768), Company paid insurance premiums under the Company’s medical insurance plan, plus a payment equal to 50% of Mr. Hussey’s target milestone bonus when 2004 bonuses are paid to the Company’s employees, provided the Separation Agreement has not been terminated prior to that time.  The salary continuance and medical insurance premium payments will cease at such time as Mr. Hussey accepts full-time employment or the first date that Mr. Hussey provides consulting or other services to any other pharmaceutical or biotechnology organization.  Additionally, Mr. Hussey agreed to serve as a consultant to the Company for a period of up to 24 months or the termination of the Separation Agreement, whichever is earlier, during which time all options previously granted to Mr. Hussey continue to vest and remain exercisable until 90 days after termination as a consultant.  For the nine-month period ended September 30, 2004, the Company recorded compensation expense of $374, 454 relating to options previously granted to Mr. Hussey that continue to vest during the term of the consulting agreement.

On June 17, 2004, NeoPharm also entered into an Employment Agreement with Mr. Gregory P. Young to serve as the Company’s President, Chief Executive Officer and a Director in place of Mr. Hussey.  Under the terms of the Employment Agreement, effective July 12, 2004, Mr. Young receives an annual base salary of $325,000 and a sign-on bonus of $97,500.  The sign-on bonus is payable in two installments, with the first $25,000 installment paid upon commencement of employment on July 12, 2004, and the second installment of $72,500 due on February 15, 2005.  Mr. Young is also entitled to an annual performance-based milestone bonus payment, a monthly car allowance of $600, and an annual reimbursement of up to $3,000 for the cost of financial and estate planning.  Additionally, upon commencing his employment on July 12, 2004, Mr. Young received a stock option grant of 250,000 options with a grant price of 85% of the Company’s closing stock price on July 12, 2004.  These options vest in four equal annual installments on the anniversary of the option grant date.  The Employment Agreement also allows for additional specified option grants of up to 350,000 options in the future if the Company’s common stock reaches certain pre-determined closing price levels.

Note 11  Contingencies

On April 30, 2004, the Company’s arbitration case with Pfizer was completed when the arbitral panel dismissed each party’s claims against the other.  On September 15, 2004, the Company entered into a license termination agreement with Pfizer which returned the development rights for drug product candidates LEP and LED to the Company.

The Company has been named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants Mr. Kapoor, the former Chairman of the Company, and James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Mr. Kapoor was dismissed from the lawsuit at that time. No trial date has been set. Management is unable to estimate a range of possible loss, if any. In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

On March 26, 2004, the Company received a letter from the Securities and Exchange Commission (SEC) stating that the SEC is conducting a formal investigation of the Company.  The SEC stated in its letter that it has made no determination of any violation of law by the Company or any individual at this time.  Previously, this matter had been the subject of an informal SEC inquiry.  The Company continues to fully cooperate with the SEC and intends to continue to do so in order to bring this ongoing inquiry to a conclusion as promptly as possible.  The Company believes the investigation is an outgrowth of the Company’s arbitration with Pharmacia (now Pfizer) regarding the development of its LEP and LED drug product candidates and the class action lawsuits which have been filed against the Company relating to its public statements regarding the development of LEP.  The Company cannot predict with certainty the direction the investigation will take or its ultimate outcome, and therefore is unable to determine whether the results of the investigation will have a material adverse impact on the Company’s results of operations and financial position.

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

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers. Our corporate strategy is to become a leader in the research, development, and commercialization of new and innovative anti-cancer treatments. We currently operate at two locations, and had 134 full time employees as of September 30, 2004.  Our corporate headquarters and clinical development team are located in Lake Forest, Illinois, and our research and development facility is in Waukegan, Illinois.

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

In the third quarter ended September 30, 2004, management’s efforts were devoted primarily to enrolling additional patients and opening additional study sites in the Phase III PRECISE clinical trial for our lead drug product candidate, IL13-PE38QQR, advancing our lead NeoLipid drug product candidates (LEP-ETU and LE-SN38) through Phase I clinical development, engaging third parties in discussions for the possible licensing of development rights to some of our drug product candidates, responding to a consent solicitation initiated by our former Chairman of the Board of Directors to, among other things, remove our independent directors, and increasing sales for our new cationic cardiolipin based transfection reagents, NeoPhectin and NeoPhectin-AT. Significant events occurring during the third quarter included, the appointment of Gregory P. Young as our new President and Chief Executive Officer on July 12, 2004 and the return to us of the development rights for liposomal paclitaxel (LEP) and liposomal doxorubicin (LED) pursuant to a termination agreement entered into with Pfizer in September.  As a result of the Termination Agreement reached with Pfizer for the return of LEP and LED, we are now free to further develop and/or license these compounds at our discretion.

The PRECISE trial, our Phase III clinical trial for IL13-PE38QQR for the treatment of glioblastoma multiforme (GBM), began in March 2004 with the enrollment of our first patient, and patient enrollment continues to accelerate as additional clinical study sites are activated. As of October 31, 2004, 70 patients have been enrolled in PRECISE.  Our current plans continue to anticipate the completion of enrollment for PRECISE in 2005 and the submission of a Biologics License Application (BLA) with the FDA in 2006 seeking marketing approval of the drug. However, there can be no assurance the trial will meet its endpoint or that the FDA will approve the BLA. Assuming that we received authorization to begin selling IL13-PE38QQR, we currently anticipate the first sales of the product in 2007.

During the third quarter of 2004, we continued to advance our Phase I NeoLipid drug product candidates towards Phase II/III clinical trials. The drug product candidates currently in Phase I clinical development include: LEP-ETU, our improved NeoLipid™ formulation of liposomal paclitaxel; LE-SN38 (liposomal SN38) for the treatment of colorectal and other cancers; and, LErafAON (liposomal craf antisense oligonucleotide) for the treatment of radiation and/or chemotherapy resistant tumors. We currently anticipate that both LEP-ETU and LE-SN38 will complete enrollment in Phase I clinical trials in 2004.

 It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in Phase I clinical development, as well as the estimated date such drug product candidates would be available for sale, if approved by the FDA. A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Because our lead drug product candidate, IL13-PE38QQR, has recently entered a Phase III clinical trial, we are able to make some estimates regarding anticipated expenses to be incurred to complete the Phase III PRECISE study. Our current estimates anticipate further direct expenses of approximately $23 million to complete the Phase III clinical trial for IL13-PE38QQR. Additional Phase I and Phase II expenses are also expected to be incurred for IL13-PE38QQR as we are conducting other clinical trials to investigate the potential to use IL13-PE38QQR in other forms of glioblastoma multiforme in addition to recurrent glioblastoma multiforme.

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

Research Project	Costs Incurred in Current Quarter	Costs Incurred Year to Date	Total Costs Incurred Since Beginning of Project
IL13-PE38	$4,358,903	$14,039,100	$33,097,386
LE-SN38	521,900	1,696,712	4,298,119
LEP-ETU	887,612	2,339,421	3,277,778
LErafAON	346,773	1,085,329	7,321,405
Non-project specific	4,506,007	14,718,239	N/A
Total research and development expenses	10,621,195	33,878,801	N/A

Sales of our novel cationic cardiolipin based transfection reagents, NeoPhectin™ and NeoPhectin-AT™, increased during the third quarter by approximately 444% from second quarter 2004 sales.  NeoPhectin™ is our in vitro transfection reagent, and NeoPhectin-AT™ is our in vivo transfection reagent for use in animals. Our current laboratory facilities provide us with the ability to produce commercial quantities of the material without reducing the level of our research and development activities.  Accordingly, we do not expect to incur significant incremental costs to produce NeoPhectin™ products.

On September 2, 2004, Mr. Kapoor, a director and 21.7% stockholder of the Company, filed a preliminary consent solicitation statement with the SEC, pursuant to which Mr. Kapoor, among other requested actions, seeks to remove, without cause, the Company’s other non-employee directors and replace them with nominees selected by Mr. Kapoor.  On September 18, 2004, in accordance with the Company’s by-laws and Delaware law, the Board set September 28, 2004 as the record date for the determination of stockholders who are entitled to execute, withhold, or revoke consents relating to Mr. Kapoor’s proposals.  Executed, withheld or revoked consents must be received by the Company on or before November 27, 2004.

                On October 29, 2004, we announced an estimated net loss for the fiscal year ending December 31, 2005 of approximately $42 to $46 million.  This estimate includes 2005 cost savings of approximately $4 million from a planned restructuring of approximately 25% of the Company's workforce, plus reductions in planned spending for some of our drug product candidates and operations.

Results of Operations – Three-Month Period Ended September 30, 2004 vs. Three-Month Period Ended September 30, 2003.

The Company recorded revenue of $85 thousand for the three-month period ended September 30, 2004.  The sole source of revenue was from sales of NeoPhectin and NeoPhectin-AT.  No revenue was recorded for the three-month period ended September 30, 2003.

Research and development expense for the three-month period ended September 30, 2004 increased by approximately $1.5 million as compared to the same period in 2003. The increase in research and development expenses was related to increased spending on our clinical research and development programs of approximately $867 thousand primarily related to our Phase III PRECISE clinical trial for IL13-PE38QQR, and increased payroll related expenses of approximately $589 thousand for the three-month period ended September 30, 2004.

Selling, general, and administrative expenses increased by approximately $508 thousand during the three-month period ended September 30, 2004 as compared to the three-month period ended September 30, 2003.  The increase in selling, general, and administrative expenses during the third quarter of 2004 was primarily related to compensation expense of approximately $374 thousand recognized in the third quarter of 2004 related to stock options granted to our former CEO while he was an employee that remain exercisable while he provides services as a consultant to the Company and $366 thousand in expenses incurred to respond to the consent solicitation initiated by Mr. Kapoor seeking, among other things, to remove, without cause, the Company’s other non-employee directors.  Other selling, general, and administrative expenses were approximately $232 thousand less for the three-month period ended September 30, 2004 as compared with the same period in 2003.

The Company generated interest income on cash and investments of approximately $298 thousand and $149 thousand for the three-month periods ended September 30, 2004 and September 30, 2003, respectively.  The increase in interest income for the three-month period ended September 30, 2004 was a direct result of increased cash balances available for investing in 2004.

As a result of the above items, net loss and basic and diluted loss per share for the three-month periods ended September 30, 2004 and September 30, 2003 were approximately $14.0 million and $12.2 million, respectively, and $0.60 and $0.65, respectively.

Results of Operations – Nine-Month Period Ended September 30, 2004 vs. Nine-Month Period Ended September 30, 2003.

The Company recorded revenue of $116 thousand for the nine-month period ended September 30, 2004.  The sole source of revenue was from sales of NeoPhectin and NeoPhectin-AT.  No revenue was recorded for the nine-month period ended September 30, 2003.

Research and development expense for the nine-month period ended September 30, 2004 increased by approximately $8.8 million as compared to the same period in 2003. The increase in research and development expenses was related to increased spending for our clinical drug product candidate development programs of approximately $7.2 million primarily as a result of our ongoing Phase III PRECISE trial for IL13-PE38QQR, and increased payroll related expenses of approximately $1.6 million.

Selling, general, and administrative expenses decreased by approximately $5.6 million for the nine-month period ended September 30, 2004 versus the nine-month period ended September 30, 2003 due to a reduction of approximately $9.1 million in arbitration related expenses during 2004.  The reduction in arbitration related expenses was offset by increases in other selling, general and administrative expenses of approximately $3.5 million, due to increased payroll and consulting related expenses of approximately $2.1 million primarily associated with increases in staffing and recruiting expenses, increased professional fees of approximately $840 thousand for legal and accounting services, increased information technology related expenses of approximately $230 thousand primarily related to upgrading our systems to comply with new regulatory requirements, increased commercial insurance expense of approximately $210 thousand resulting from increases in premiums combined with increased limits for our property and casualty coverage, and increased other general and administrative expenses of approximately $120 thousand related to general corporate activities.

The Company generated interest income on cash and investments of approximately $772 thousand and $688 thousand for the nine-month periods ended September 30, 2004 and September 30, 2003, respectively.

As a result of the above items, net loss and basic and diluted loss per share for the nine-month periods ended September 30, 2004 and September 30, 2003 were approximately $43.0 million and $39.9 million, respectively, and $1.88 and $2.12, respectively.

Liquidity and Capital Resources

As of September 30, 2004, we had approximately $75.8 million in cash and cash equivalents, and no debt. All excess cash is currently invested in marketable securities with less than three months to maturity. We currently believe that our cash on hand at September 30, 2004, should be adequate to fund our operations for at least the next 21 months.

The primary use of funds over the next 12 - 24 months will be to fund our clinical and pre-clinical research and development efforts. The most significant expenses will be incurred in relation to the PRECISE Phase III clinical trial for our brain tumor drug product candidate, IL13-PE38QQR. At the present time, we expect to spend approximately $23 million over the next 24 months to complete the PRECISE trial. Additional expenses are also expected to be incurred as we continue to move our Phase I drug product candidates towards, and potentially into, Phase II clinical trials.

We may seek to satisfy our future funding requirements through public or private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources including, but not limited to, sales of NeoPhectin™. Additional financing may not be available when needed or on terms acceptable to us. If adequate financing is not available, we may be required to delay, scale back, or eliminate certain of our research and development programs, relinquish rights to certain of our technologies, cancer drugs or products, or license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

NeoPharm has no debt, no capital leases, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value. The following table summarizes our estimated contractual obligations as of September 30, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	$1,313,320	$577,580	$592,895	$142,845	$0
License agreements—milestone based payments(1)(2)	2,525,000	225,000	850,000	350,000	1,100,000
Total	$3,838,320	$802,580	$1,442,895	$492,845	$1,100,000

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

Stock-Based Compensation

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. Significant judgments are required in determining an appropriate method for determining the fair value of stock-based compensation. The Company has elected to utilize the Black-Scholes option-pricing model to make the fair value determination. Inputs into the option-pricing model are subject to estimation that may affect the determination of fair value.

Forward Looking Statements

Any statements made by NeoPharm, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company’s drug candidates, including, but not limited to IL13-PE38QQR, including the PRECISE trial, the marketing of non-drug products such as NeoPhectin™ and NeoPhectin-AT™, uncertainty regarding the outcome of class action litigation against the Company, resolution of the ongoing SEC investigation, unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug product candidates that could slow or prevent products coming to market, the uncertainty of patent protection for the Company’s intellectual property or trade secrets, and other factors referenced under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2004, we did not own any derivative instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. As of September 30, 2004, we held total cash and cash equivalents (maturity less than 90 days) of $75,756,502. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash and cash equivalents, as of September 30, 2004, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $758,000.

Item 4 – Controls and Procedures

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are operating effectively as designed.

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

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

The Company has been named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, the former Chairman of the Company, and James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. No trial date has been set. Management is unable to estimate a range of possible loss, if any. In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

On March 26, 2004, the Company received a letter from the Securities and Exchange Commission (SEC) stating that the SEC is conducting a formal investigation of the Company.  The SEC stated in its letter that it has made no determination of any violation of law by the Company or any individual at this time.  Previously, this matter had been the subject of an informal SEC inquiry.  The Company continues to fully cooperate with the SEC and intends to continue to do so in order to bring this ongoing inquiry to a conclusion as promptly as possible.  The Company believes the investigation is an outgrowth of the Company’s arbitration with Pharmacia (now Pfizer) regarding the development of its LEP and LED drug product candidates and the class action lawsuits which have been filed against the Company relating to its public statements regarding the development of LEP.  The Company cannot predict with certainty the direction the investigation will take or its ultimate outcome, and therefore is unable to determine whether the results of the investigation will have a material adverse impact on the Company’s results of operations and financial position.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                    Submission of Matters to a Vote of Security Holders

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

NEOPHARM, INC.
Date: November 8, 2004	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)