Form 10-K
period 2004-12-31
NEOPHARM INC
filed 2005-03-16
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

COMMON STOCK, $.0002145 PAR VALUE

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒  No ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of 5% of the registrant’s stock) of the registrant, par value $.0002145 per share, (based on the closing price of such shares on the NASDAQ on June 30, 2004) was $110,569,851. As of March 1, 2005 there were 23,525,163 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain information required in Part III of the Registrant’s Annual Report on Form 10-K for December 31, 2004 is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2004.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1.                BUSINESS

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K includes forward looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward looking statements are subject to a number of risks, uncertainties and assumptions about us, including, among other things:

•       failure to achieve positive results in clinical trials;

•       competitive factors;

•       general economic conditions;

•       the ability to attract and retain qualified management;

•       available financial resources and inability to secure adequate funding for development projects;

•       relationships with pharmaceutical and biotechnology companies;

•       the ability to develop safe and efficacious drugs;

•       variability of royalty, license and other revenue;

•       uncertainty regarding the outcome of current legal proceedings;

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

•       governmental regulation;

•       technological change;

•       changes in industry practices; and

•       one-time events.

In addition, in this annual report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, our business, or our management, are intended to identify forward looking statements. All of our forward looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading ITEM 1.—“BUSINESS—RISK FACTORS,” and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward looking statements.

We caution you that the risk factors contained herein are not exhaustive. We operate in a continually changing business climate and we do not intend to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise, after the date of this annual report. In light of these risks and uncertainties, the forward looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward looking statements. Accordingly, you should not rely on forward looking statements as a prediction of actual results.

BUSINESS OVERVIEW

NeoPharm, Inc. is a Delaware corporation incorporated on June 15, 1990 under the name of OncoMed, Inc. In March 1995, we changed our name to NeoPharm, Inc. During 2004, we established a wholly-owned subsidiary, NeoPharm EU Limited, in order to comply with regulatory requirements enacted by the European Union for clinical trials conducted in member countries.

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of cancer. We have built our drug portfolio based on two proprietary technology platforms: the NeoLipid liposomal drug delivery system and a tumor-targeting toxin platform. We have four drug product candidates in various stages of clinical development for the treatment of cancer. The following table summarizes key information about our current drug product candidate pipeline:

Drug product candidate	Clinical indication(s)	Clinical development status	Commercialization rights
Cintredekin besudotox
(IL13-PE38QQR)	Glioblastoma multiforme (brain cancer)	Phase III	Worldwide(1)
LE-SN38	Colorectal cancer and other solid tumors	Phase II(2)	Worldwide
LEP-ETU	Breast cancer, lung cancer, ovarian cancer, and other solid tumors	Phase I	Worldwide
LErafAON	Cancer	Phase I	Worldwide

(1)          Development and commercialization rights for Japan have been sublicensed to Nippon Kayaku Co., Ltd.

(2)   Phase I clinical trial completed in 2004. Phase II expected to start in 2005.

Our most advanced drug product candidate is cintredekin besudotox, a tumor-targeting toxin being developed as a treatment for glioblastoma multiforme, a deadly form of brain cancer. Based on the results from our Phase I/II clinical trials, we began a Phase III clinical trial (the “PRECISE” trial) in the first quarter of 2004. We currently estimate that patient enrollment for the PRECISE trial should be completed in 2005.

In addition, three compounds based on our NeoLipid drug delivery platform are currently in Phase I  or Phase II clinical development. These compounds are:

•       LE-SN38, a liposomal formulation of SN-38, the active metabolite of the pro-drug irinotecan (marketed in the U.S. as Camptosar® by Pfizer), which is currently approved by the U.S. Food and Drug Administration (FDA) for the treatment of colorectal cancer;

•       LEP-ETU, a liposomal formulation of the anti-cancer agent paclitaxel (marketed in the U.S. as Taxol® by Bristol-Myers Squibb), which is currently approved by the FDA for the treatment of breast, lung, and ovarian cancer; and

•       LErafAON, our liposomal antisense oligonucleotide under development as a therapeutic enhancement for both radiation therapy and cancer chemotherapy.

NeoLipid technology combines drugs or other compounds with our proprietary lipids and allows for the creation of a stable liposome. This physical property is especially important during drug storage and after the drug has been administered intravenously to the patient. We believe our NeoLipid technology may have applications in a variety of other areas in addition to our drug product candidates in clinical development. We have developed a new transfection agent, NeoPhectin™, which we began providing to research laboratories in January 2004. Furthermore, we are exploring ways to leverage our NeoLipid technology to develop therapeutic formulations of small molecules and biologic molecules such as RNAi, and we are currently conducting and planning research to investigate potential drug product candidates that can make use of this technology.

In January 2004, we completed the sale of 4,312,500 shares of our common stock to the public. Proceeds to the Company were approximately $73.5 million net of underwriting fees and expenses. The proceeds from this sale of stock are being used to fund clinical trials of our drug product candidates; preclinical studies for other potential drug product candidates; and for working capital, capital expenditures and other general corporate purposes.

MARKET OVERVIEW

According to the American Cancer Society (ACS) 2005 Cancer Facts and Figures, cancer is the second leading cause of death in the United States, accounting for one in every four deaths. The ACS 2005 Cancer Facts and Figures also estimates that doctors will diagnose over 1.3 million new cases of cancer in the United States in 2005. The National Institutes of Health (NIH) estimate that the annual cost of cancer in 2004 was approximately $189.8 billion, including $69.4 billion in direct medical costs and $16.9 billion for morbidity costs, which includes the cost of lost productivity.

Cancer is characterized by uncontrolled cell division resulting in the growth of a mass of cells commonly known as a tumor. Cancerous tumors can arise in almost any tissue or organ and cancer cells, if not eradicated, spread, or metastasize, throughout the body. Cancer is believed to occur as a result of a number of factors, including hereditary and environmental factors.

For the most part, cancer treatment depends on the type of cancer and the stage of disease progression. Generally, staging is based on the size of the tumor and whether the cancer has metastasized. Following diagnosis, solid tumors are typically surgically removed or the patient is given radiation therapy. Chemotherapy is the principal treatment for tumors that are likely to, or have, metastasized. Chemotherapy involves the administration of cytotoxic drugs, which are designed to kill cancer cells, or administration of hormones, which affect the growth of tumors.

Because in most cases cancer is fatal, cancer specialists attempt to attack the cancer aggressively, with as many therapies as available and with as high a dose as the patient can tolerate. Since chemotherapy attacks both normal and cancerous cells, treatment often tends to result in complicating side effects. Additionally, cells which have been exposed to several rounds of chemotherapy develop a resistance to the cancer drugs that are being administered. This is known as “multi-drug resistance”. The side effects of chemotherapy often limit the effectiveness of treatment. Cancers often recur and mortality rates remain high. Despite large sums of money spent on cancer research, current treatments are inadequate and improved anti-cancer agents are needed.

The products we currently have under development target a broad range of solid tumors. The table below shows the incidence and mortality estimated for the year 2005 for various types of solid tumor cancers that our products seek to treat:

Cancer Indication	New Cases	Deaths
Breast	212,930	40,870
Lung	172,570	163,510
Colorectal	145,290	56,290
Ovarian	22,220	16,210
Brain	18,500	12,760

Source: American Cancer Society, 2005 Cancer Facts and Figures

BUSINESS STRATEGY

Our goal is to become a leading biopharmaceutical company focused on discovering, developing, and commercializing innovative anti-cancer treatments. Our strategy consists of the following key elements:

Focus on the growing cancer market

Cancer is the second leading cause of death in the US, yet there remain unmet needs, and current treatments remain ineffective and inadequate for some populations. Given the life-threatening nature of cancer, the FDA has adopted procedures to accelerate the approval of cancer drugs. We intend to continue to use our expertise in the field of cancer research to target this significant market opportunity for cancer drug development.

Develop our existing product portfolio

We currently have a portfolio of four anti-cancer drug product candidates which have advanced to clinical trials and are under development. We intend to further develop these products both by expanding our internal resources and by continuing to collaborate with other companies and leading governmental and educational institutions.

Create new products by capitalizing on our NeoLipid platform

We intend to further explore the use of our proprietary NeoLipid liposomal technology to create new products in two ways: by extending the patent life of existing cancer drugs and by utilizing our platform to develop new drugs. We are aware of several widely used cancer drugs that are nearing patent expiration, as well as other widely used cancer drugs with patents that have expired. When a drug is combined with another agent or delivery system in a novel way, its patent life may be extended. We are working to extend the marketing exclusivity for paclitaxel through our LEP-ETU compound. While many chemotherapeutic drugs such as paclitaxel have been effective for the treatment of cancer, these drugs have been limited in their use because of adverse side effects and difficulties in administration. Using our NeoLipid technology, we believe opportunities exist for us to increase the usefulness of these compounds as improved anti-cancer treatments. In addition, we believe that our liposomal technology may provide us with a platform for the development of novel therapeutic agents for cancer drug development.

Increase the potential for commercial success through diversification

We are developing several drug product candidates simultaneously in an attempt to increase our chances of commercial success through diversification. In addition, by broadening our drug product candidate portfolio, we increase our flexibility to eliminate drug product candidates that we determine may have less market potential while applying additional resources to the drug product candidates that show promise.

Commercialize pharmaceutical products focused on cancer in selected markets

Our goal is to bring to market novel drugs that address significant unmet needs in cancer treatment. In North America, we may develop a specialized cancer sales and marketing capability or work with third parties to market our future products to specialty physicians. As appropriate, we may establish collaborations with multinational pharmaceutical companies to assist in the commercialization of our drug product candidates outside of North America.

DRUG PRODUCT CANDIDATES

Cintredekin besudotox (IL13-PE38QQR)

We have initiated a pivotal Phase III clinical trial, which we refer to as the PRECISE trial, for cintredekin besudotox for the treatment of glioblastoma multiforme, a deadly form of brain cancer. We have exclusively licensed cintredekin besudotox from the NIH and the FDA, and have been developing this drug product candidate under a Cooperative Research and Development Agreement (CRADA) with the FDA Center for Biologics Evaluation and Research (CBER). Cintredekin besudotox has received orphan drug designation in the US and Europe and fast track drug development program status from the FDA. In addition, cintredekin besudotox has been selected to participate in the FDA’s Continuous Marketing Application (CMA) Pilot 2 program.

To qualify for orphan drug designation, a proposed compound must be intended for use in the treatment of a condition that affects fewer than 200,000 people in the United States. The fast track program of the FDA is designed to facilitate the development and expedite the review of new drugs that are showing positive progress in treating serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. The CMA Pilot 2 program was designed to evaluate the cost of enhanced interaction between the FDA and applicants and whether it improves the efficiency and effectiveness of development programs, and is limited to no more than one Fast Track product for each of 20 participating FDA review divisions.

Conventional, non-specific chemotherapeutic drugs attack abnormal cancer cells by stopping them from dividing and reproducing, but can also damage normal healthy cells because they do not discriminate between cancerous and healthy cells. Furthermore, standard chemotherapy drugs are usually administered systemically, which leads to their distribution throughout the body rather than to one area, such as a tumor in the brain. Common side effects of chemotherapy that are caused by damage to bone marrow include the body’s inability to produce enough: red blood cells, causing weakness and fatigue; white blood cells, lowering the body’s resistance to infections; or platelets, preventing blood from clotting properly, which can lead to excessive bleeding.

Cintredekin besudotox, on the other hand, is being developed as a highly specific tumor-targeting agent. Cintredekin besudotox is a recombinant protein consisting of a single molecule composed of two parts: a tumor-targeting molecule and a cytotoxic agent. The targeting component consists of interleukin-13, an immune regulatory cytokine (IL-13). Malignant glioma cells, as compared to normal brain cells, express IL-13 receptors at a higher density. IL-13 is an immune regulatory cytokine, or protein, secreted by cells. The cytotoxic agent is a potent bacterially derived toxin called PE38. Cintredekin besudotox is designed to detect and bind IL-13 receptors on the surface of malignant glioma cancer cells and selectively deliver PE38 to destroy tumor cells while sparing healthy surrounding cells. Cintredekin besudotox is administered by a technique known as convection-enhanced delivery, or CED, in which the drug is delivered through catheters inserted in the tumor or brain tissue surrounding the tumor before and/or following surgical resection of the tumor. CED is designed to infuse cintredekin besudotox directly to the tumor site and adjacent brain tissue with the goal of killing resident tumor cells and preventing recurrence of tumor cell growth.

Preliminary Phase I/II data published from the four studies of cintredekin besudotox conducted to date represent clinical data from nearly 100 patients in various clinical settings, including intra and peritumoral delivery of cintredekin besudotox for treatment of malignant glioma. The findings suggest possible evidence of tumor cytotoxic (cancer cell killing) effects of cintredekin besudotox against malignant glioma tumor cells. Although these studies were not designed to address efficacy, encouraging survival results continue to be observed beyond two years following treatment, in some patients.

Based on the data from these studies, we began the PRECISE trial in the first quarter of 2004. This trial is designated to be a multi-center, multi-national study enrolling approximately 300 patients suffering from first recurrent glioblastoma multiforme tumors who will be randomized into one of two treatment arms of the study. One group, approximately 200 patients, will receive convection-enhanced infusion of cintredekin besudotox after surgery and the other group, approximately 100 patients, will be treated through placement of Gliadel® Wafers (Guilford Pharmaceuticals) at the time of surgery. Gliadel Wafers are approved for treatment of patients undergoing initial surgery for and after recurrence of the disease. The primary end point of the study is to determine if there is a statistically significant overall patient survival difference between the two arms of this study.

Additionally, we initiated a Phase I clinical trial of cintredekin besudotox during the third quarter of 2004 that is designed to test the safety and tolerability of cintredekin besudotox in malignant glioma patients at initial diagnosis. Malignant gliomas are a type of brain tumor that includes glioblastoma multiforme, anaplastic astrocytoma, and malignant mixed oligoastrocytoma, among others. The Phase I clinical trial is being conducted in collaboration with the American College of Surgery Oncology Group (ACOSOG), and is expected to complete enrollment in 2005.

LE-SN38

LE-SN38 is our NeoLipid liposomal formulation of SN-38, the active metabolite of Camptosar, a chemotherapeutic pro-drug, which is used as a first-line and second-line colorectal cancer treatment. At the present time, without the NeoLipid system, SN-38 is insoluble and can only be used to treat cancer by administering the pro-drug Camptosar. A pro-drug is a compound that is converted into the active drug in the body. However, Camptosar is converted into SN-38 in colorectal cancer cells at different rates by different patients, and this variability in conversion rates can result in suboptimal dosing and adverse side effects, such as severe diarrhea. By employing our proprietary NeoLipid technology to deliver SN-38, we hope to deliver the active drug to the tumor cells without the need for conversion and with fewer side effects. Other tumor cells convert Camptosar less efficiently than colorectal cancer cells, and consequently Camptosar is currently approved only for the treatment of colorectal cancer. Since LE-SN38 does not depend on the conversion process, it may have potential as a treatment for other types of cancer such as breast, lung, prostate and pancreatic cancer.

During 2004, we completed a Phase I clinical trial for LE-SN38. The primary objectives of the Phase I study were to determine the pharmacogenomics, pharmacokinetics, and safety of LE-SN38 in patients with advanced local or metastatic solid tumors who have failed conventional therapy. Tumor progression was also monitored. In this trial, groups of patients received escalating doses of intravenous LE-SN38 infusion over 90 minutes every 21 days until disease progression or unacceptable toxicity levels were reached. Results from this Phase I study demonstrated the safety and tolerability of LE-SN38 and established a maximum tolerated dose (MTD) for all but a small subset of patients that metabolize SN-38 slowly. Pharmacokinetic analysis of blood samples from patients treated with LE-SN38 showed that blood levels and systemic drug exposure to SN-38 were comparable to or greater than that expected from the marketed Camptosar dose based on previously published studies. In addition, dose limiting diarrhea was not observed. We are currently planning to initiate a Phase II clinical trial in colorectal cancer patients during 2005 in collaboration with the Cancer and Leukemia Group B (CALGB) cooperative study group.

LEP-ETU

LEP-ETU is our NeoLipid liposomal formulation of the widely used cancer drug, paclitaxel. Paclitaxel, also known as Taxol® (Bristol-Myers Squibb Company), has been approved in the US for the treatment of ovarian, breast and lung cancers. Despite paclitaxel’s wide use and its tumor cytotoxic characteristics, its effectiveness can be limited by its adverse side effects, which can include nausea, vomiting, hair loss and nerve and muscle pain. Because of the chemical characteristics of paclitaxel, it cannot be introduced into the body unless it is first formulated in a mixture of castor oil (Cremophor®) and ethanol, which can lead to significant side effects such as hypersensitivity reactions. We believe that by using our proprietary NeoLipid technology, which eliminates the need for Cremophor and ethanol, LEP-ETU may overcome many current limitations of paclitaxel treatment for cancer patients and may limit the adverse side effects of current treatments.

During 2004, we completed a Phase I clinical trial for LEP-ETU. Initial results, from 25 patients, indicated that LEP-ETU appeared to be well tolerated in terms of typical paclitaxel side effects by the majority of patients, including those receiving the higher doses of drug, as well as those who were not premedicated with antihistamines and steroids. Antitumor activity was observed, with three patients experiencing partial responses (shrinkage of tumor by 50% or more). Eleven other patients evidenced stable disease and were able to complete 4 or more 3-week cycles of LEP-ETU treatment. Patients previously treated with taxanes were among those who responded to LEP-ETU.

LEP-ETU is currently in a clinical trial designed to assess whether LEP-ETU is bio-equivalent to Taxol. If results of this trial confirm that LEP-ETU has the same pharmacokinetic profile as Taxol, we would be able to take a potentially faster, less expensive, path to submit an application to the FDA for approval of the drug product candidate.

LErafAON

We are also developing a liposomal antisense drug, LErafAON. Antisense drugs are designed to work by interfering with gene expression of proteins involved in a disease. Antisense molecules are thought to have a great potential as therapeutics, but delivery of the antisense molecule to the cell has proven to be a significant obstacle to realizing this potential. Two techniques have been used to deliver antisense into cells: liposomal delivery and viral-vector delivery.

Viral delivery vehicles have not been widely adopted and used because they can cause irreversible genetic changes that can have long-term side effects, including possibly cancer, are difficult to establish, and may also cause an adverse immune response.

LErafAON utilizes our NeoLipid technology and is designed to interfere with the expression by tumor cells of a protein known as c-raf. This protein is expressed at higher levels in various tumors including breast, ovarian and prostate cancers. By inhibiting expression of the c-raf protein, LErafAON may have independent anti-tumor activity and may render tumor cells more susceptible to radiation or chemotherapy. Pre-clinical studies indicate that LErafAON may prove to be beneficial in enhancing the activity of a broad range of chemotherapies in the treatment of various forms of cancer. Our liposomes provide a non-viral method of delivering the antisense oligonucleotide into the cell via intravenous administration.

To date, we have completed two Phase I clinical trials using LErafAON. One study involved the use of LErafAON as a single agent in cancer patients with various solid tumors, and the second study involved the use of LErafAON in combination with radiation therapy in cancer patients with radiation resistant tumors. During the fourth quarter of 2004, we initiated a Phase I clinical trial of LErafAON which now takes advantage of our new cationic cardiolipin based NeoPhectin™ technology. The primary endpoint of the Phase I study is to determine the dose limiting toxicity (DLT) and maximum tolerated dose (MTD) of LErafAON. The pharmacokinetics and tumor treatment effect of LErafAON will also be assessed. Patient enrollment is anticipated to be completed in 2005, but depends on the number of dose levels studied.

Competition

Each of the drug product candidates we currently have under development will face competition from products currently on the market or under development. The following table lists our current principal competitors and their products, which compete with the listed drug product candidates we currently have under development:

Our drug product candidate	Principal competitor	Competitor’s product
Cintredekin besudotox	Guilford Pharmaceuticals, Inc.	Gliadel® Wafer
LE-SN38	Pfizer Inc.	Camptosar®
LEP-ETU	Bristol-Myers Squibb Co.	Taxol®
LErafAON	Isis Pharmaceuticals Inc.	Antisense products(1)

(1)          There are currently no antisense products available on the market for the treatment of cancer, but Isis Pharmaceuticals, Genta, and others are developing such products.

We also compete with drug development companies for licenses to novel technologies as well as for collaborations with large pharmaceutical and other companies.

OTHER PRODUCTS

In addition to development of our drug product candidates, our research efforts have yielded two new non-drug products that we have commercialized.

NeoPhectin™ and NeoPhectin-AT™

NeoPhectin is a novel in vitro transfection reagent based on our proprietary cationic (positively charged) cardiolipin liposome based technology. We designed NeoPhectin to enable researchers to transfect a variety of cell types in laboratory settings. We began providing NeoPhectin gene transfection kits to distributors of scientific research supplies in January 2004. NeoPhectin-AT is our in vivo transfection reagent designed for use in animal testing and was first made available to distributors in March 2004. NeoPhectin consists of small, stable homogeneous, ready-to-use liposomes that have shown less toxicity to cells and are able to transfect a variety of cell types.

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

RESEARCH AND DEVELOPMENT PROGRAM

In order to add new drug product candidates to our pipeline, we are actively conducting pre-clinical research to investigate other compounds that could potentially benefit from our NeoLipid technology. Most of our pre-clinical research is conducted at our 35,500 square foot research and development facility in Waukegan, Illinois, where we employed 43 individuals as of December 31, 2004. We have incurred research and development expenses of approximately $44,513,000 in 2004, $34,262,000 in 2003 and $28,978,000 in 2002 to develop our drug product candidates, other products, and pre-clinical compounds.

COLLABORATIVE RELATIONSHIPS AND LICENSES

License and Research Agreements

Nippon Kayaku Co. Ltd. License Agreement

In December 2004, we signed a license agreement with Nippon Kayaku Co., Ltd., licensing to them certain rights to develop and commercialize cintredekin besudotox in Japan. The license agreement provides for up to $16 million in payments to us from Nippon Kayaku, as follows:

•       a $2 million non-refundable up-front license fee payable within 15 days of execution of the license agreement;

•       up to an additional $14 million in license fees and milestone payments.

We received the $2 million non-refundable up-front license fee in January 2005. Under the license agreement, Nippon Kayaku assumes all further responsibility for, and the costs associated with, the development and testing of cintredekin besudotox and obtaining all regulatory approvals in Japan. The license agreement provides us with the right to receive royalties once commercial sales have begun. Prior to commercialization, we are required to provide Nippon Kayaku with supplies of cintredekin besudotox free of charge to conduct pre-clinical, Phase I and Phase II testing. Upon commercialization, we are required to supply Nippon Kayaku with cintredekin besudotox for commercial sales, at a pre-determined price.

The initial term of the license agreement is ten years from the date of the first commercial sale in Japan, and it may be extended at the option of Nippon Kayaku, for a mutually agreed upon period. Under the terms of the license agreement, each party may terminate the license agreement upon the occurrence of certain defaults by the other.

Georgetown University Agreements

We currently have three license agreements and two contract research agreements renewable annually with Georgetown University relating to various liposome- related products.

Under the Georgetown licenses, and in return for sponsoring related research, we were granted exclusive licenses to manufacture and sell LED (liposome encapsulated doxorubicin), LEP (liposome encapsulated paclitaxel), and LErafAON. We are obligated to pay royalties to Georgetown on commercial sales of these products. In addition, through December 31, 2004, we have paid an up-front licensing fee and advance royalty payments (which may be credited against future royalties) of $75,000. Additionally, we may be obligated to make milestone payments upon achieving certain development objectives for these compounds. The Georgetown licenses expire in 2013 for LED, 2014 for LEP and 2020 for LErafAON. The licenses may also be terminated by either party in the event of a default by the other party.

Georgetown License Agreements

Compound	Potential Maximum Aggregate Milestone Payments Remaining	Maximum Potential Royalty Rate
LED	$250,000	5.00%
LEP	$250,000	2.50%
LErafAON	$1,000,000	2.75%

Under the annual contract research agreements, which can be terminated upon 90 days written notice by either party, we pay or reimburse Georgetown for all direct and indirect costs associated with research on specific projects. For the contract research agreements in effect during 2004, we paid a total of $500,000 to Georgetown. In return, with respect to any project for which an application is ultimately approved by the FDA, we retain all rights to all inventions, developments, discoveries and other proprietary ideas which are first conceived, discovered or developed during the conduct of the research upon making a one-time payment of up to $175,000 to Georgetown.

National Institutes of Health

In September 1997, we entered into an exclusive worldwide licensing agreement with the NIH (an agency of the United States Public Health Service (PHS) within the Department of Health and Human Services) whereby we were granted the right to develop and commercialize cintredekin besudotox. The cintredekin besudotox license required us to pay NIH an initial $75,000 non-refundable payment and requires minimum annual royalty payments to NIH of $10,000, that increase to $25,000 after the first commercial sale. The cintredekin besudotox license also requires us to pay to NIH milestone payments of up to $585,000 upon completion of various phases of development of cintredekin besudotox, and a maximum royalty of 4% based on future product sales, if any. The license agreement terminates in 2018. However, we have the unilateral right to terminate the license agreement at any time upon 60 days written notice. The NIH may terminate the agreement upon our default in performing any material obligations under the agreement or if they determine that such action is necessary to meet the requirements for public use specified by federal regulations and we do not reasonably satisfy such requirements. While providing us with an exclusive license, it should be noted that, as is typical in such agreements, the NIH does not make any representations or warranties in the license agreement as to the validity or enforceability of the licensed rights.

U.S. Food and Drug Administration

In August 1997, we entered into a cooperative research and development agreement with the FDA (the “FDA CRADA”) covering the cintredekin besudotox compound licensed from the NIH. Pursuant to the FDA CRADA, we agreed to commercialize cintredekin besudotox and the FDA agreed to collaborate on the clinical development and commercialization of the licensed compound. Under the terms of the FDA CRADA, we paid $230,000 to the FDA in 2004. Funding for the FDA CRADA expired on December 31, 2004 and we currently are negotiating to renew our funding of this agreement. Termination of the FDA CRADA, however, does not affect our rights under our license agreement with the NIH for cintredekin besudotox.

In summary, the amounts paid to our research and development collaborators under our various agreements, as well as our potential aggregate future commitments under these agreements, are included in the following table:

Research and Development Collaboration Expenses

	Aggregate Payments Made through December 31, 2004	Additional Aggregate Potential Payments(1)
Georgetown	$2,561,840	$1,500,000
NIH	756,191	575,000
FDA	1,780,000	—
Total Collaboration Expenses	$5,098,031	$2,075,000

(1)          These amounts do not include potential sales-based royalty payments that may be required under the various license agreements.

Clinical Trial Monitoring Agreements

In order to complete the clinical development of our drug product candidates, we, or third parties with whom we contract, must be able to conduct clinical trials in accordance with the FDA’s current Good Clinical Practices (“cGCP”) at acceptable costs and in a timely manner. As we currently only have the limited capacity to monitor clinical trials with internal staff, we have contracted with third parties to provide us with cGCP services.

In December 2004, we finalized an agreement with PPD Development, LP (PPD) to provide study monitoring and administration services for our PRECISE trial. Under the agreement, PPD is responsible for recruiting study sites and monitoring patient progress, among other responsibilities, throughout North America, Europe and Israel. The terms of the agreement require NeoPharm to pay PPD a total of approximately $6.9 million for direct expenses through June 2006, which are exclusive of clinical trial site costs for treating patients. As of December 31, 2004, a total of $3,705,302 has been paid to PPD. The remaining payments to PPD of approximately $3.2 million consist of monthly fees and milestone payments payable as certain objectives, related to submission of required documents, are met. The agreement can be terminated with or without cause by either party upon 30 days prior written notice, and we believe there are at least 25 other organizations, some of which we currently have relationships with, which could provide us with these services, though no assurance can be given that such services would be available to us when we need them or be available on terms and conditions that we would find acceptable.

Manufacturing Agreements

In order to successfully commercialize our drug product candidates, we, or third parties with whom we contract, must be able to manufacture products in commercial quantities in compliance with the FDA’s current Good Manufacturing Practices (“cGMP”) at acceptable costs and in a timely manner. As we do not currently own a cGMP manufacturing facility, we have contracted with third parties to provide us with cGMP production capacity.

In August 2002, we entered into an agreement with Diosynth RTP, Inc. (Diosynth) to produce cintredekin besudotox in quantities that will be required to support our PRECISE trial for that drug product candidate. As of December 31, 2004, Diosynth has completed the manufacturing of quantities of cintredekin besudotox necessary to complete the PRECISE trial. We have not yet secured commercial manufacturing capacity for cintredekin besudotox from Diosynth, but we believe there are at least two other sources available to us and we expect to secure that capacity in the future.

Currently, all of our liposome compounds are produced on a purchase order basis at the Center for Advanced Development (the “Center”), which is affiliated with the University of Iowa Pharmacy School. The Center has indicated that it is currently able to meet our needs for research and clinical trials, but we cannot offer any assurance that they will be able to do so in a timely manner or on a cost effective basis in the future. We do not have a formal manufacturing agreement with the Center and, therefore, have no ongoing obligation to manufacture our compounds at this facility.

Our current laboratory facility provides us with the capacity to produce the quantities of our compounds intended solely for our pre-clinical research and development purposes. With respect to our new NeoPhectin™ product, which is used as a transfection agent for research and development purposes, we anticipate that our laboratory facility, which is compliant with current good laboratory practices, will also provide us with sufficient capability to produce commercial quantities of the product.

In every case, we believe there are other sources of raw materials and contract manufacturing that would be acceptable to the Company and would comply with the requirements of the FDA. However, there can be no assurances that we could enter into agreements with these alternative suppliers or manufacturers on terms and conditions acceptable to us, if at all.

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

Patent protection is important to our business. The patent position of companies in the pharmaceutical field generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. Therefore, we cannot assure you that any patent applications relating to our products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or are able to circumvent our patent position. It is possible that other parties have conducted or are conducting research and could make discoveries of compounds or processes that would precede any of our discoveries. Finally, there can be no assurance that others will not independently develop similar pharmaceutical products which will compete against ours, or cause our drug product candidates and compounds to become obsolete.

Our competitive position is also dependent upon unpatented trade secrets. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants, and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential, except in specified circumstances. However, we cannot assure you that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure of confidential information. Further, invention assignment agreements executed by consultants and advisors may conflict with, or be subject to, the rights of third parties with whom such individuals have employment or consulting relationships. In addition, we cannot assure you that others will not independently develop equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that such trade secrets will not be disclosed, or that we can effectively protect our rights to unpatented trade secrets.

We may be required to obtain licenses to patents or proprietary rights of others. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents, or could find that the development, manufacture, or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against or assert claims of infringement to enforce patents issued to us or exclusively licensed to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, we may become involved in oppositions in foreign jurisdictions or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation, opposition, or interference proceedings could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, us. In addition, we cannot assure you that our efforts will be successful. See “RISK FACTORS.”

Government Regulation

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture, and marketing of our drug product candidates and in our ongoing research and development activities. The nature and extent to which such regulation will apply to us will vary depending on the nature of any products developed. We anticipate that all of our drug product candidates will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with the appropriate federal statutes and regulations requires substantial time and financial resources. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any products developed by us, our ability to receive product revenues, and our liquidity and capital resources.

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

•       the submission of a new drug application to the FDA; and,

•       FDA review and approval of the new drug application (NDA) or biologics license application (BLA).

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies. The results of preclinical testing are submitted to the FDA as part of an investigational new drug application. A 30-day waiting period after the filing of each investigational drug application is required prior to commencement of clinical testing in humans. At any time during the 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The investigational new drug application process may be extremely costly and substantially delay development of our drug product candidates. Moreover, positive results of preclinical tests will not necessarily indicate positive results in subsequent clinical trials.

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

After successful completion of the required clinical trials, a new drug application or biologics license application (collectively an “application”) is generally submitted. The FDA may request additional information before accepting the application for filing, in which case the application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the application and responds to the applicant. FDA requests for additional information or clarification often significantly extend the review process. The FDA may refer the application to an appropriate advisory committee for review, evaluation, and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

If the FDA evaluations of the application and the manufacturing facilities are favorable, the FDA may issue an approval letter or an “approvable” letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the application and authorization of commercial marketing of the drug for certain indications. The FDA may also refuse to approve the application or issue a “not approvable” letter outlining the deficiencies in the submission and often requiring additional testing or information.

The Food and Drug Administration’s Modernization Act codified the FDA’s policy of granting “fast track” approval of cancer therapies and other therapies intended to treat severe or life threatening diseases and having potential to address unmet medical needs. Previously, the FDA approved cancer therapies primarily based on patient survival rates or data on improved quality of life. The FDA considered evidence of partial tumor shrinkage, while often part of the data relied on for approval, insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA’s revised policy, which became effective in 1998, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other clinical outcomes for approval. This revised policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals. We intend to take advantage of this policy; however, it is too early to tell what effect, if any, these provisions may have on the approval of our drug product candidates.

Under the Orphan Drug Act, the FDA may designate drug products as orphan drugs if there is no reasonable expectation of recovery of the costs of research and development from sales in the United States or if such drugs are intended to treat a rare disease or condition, which is defined as a disease or condition that affects less than 200,000 persons in the United States. If certain conditions are met, designation as an orphan drug confers upon the sponsor marketing exclusivity for seven years following FDA approval of the product, meaning that the FDA cannot approve another version of the “same” product for the same use during such seven year period unless the FDA finds that the sponsor is not able to supply adequate quantities of the drug. The market exclusivity provision does not, however, prevent the FDA from approving a different orphan drug for the same use or the same orphan drug for a different use. The Orphan Drug Act has been controversial, and many legislative proposals have from time to time been introduced in Congress to modify various aspects of the Orphan Drug Act, particularly the market exclusivity provisions. We cannot assure you that new legislation will not be introduced in the future that may adversely impact the availability or attractiveness of orphan drug status for any of our products.

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

Employees

As of December 31, 2004, we employed 99 people, of which there are 74 in research and development and 25 in administration. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.neophrm.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (SEC). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov. Additionally, we have also adopted a Code of Ethics applicable to all officers, directors, and employees, which is also available on our website.

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

Our future operating results would be adversely affected if we are unable to develop, obtain regulatory approval for, and bring to market new drug product candidates in a timely manner. The process for developing new drugs and/or therapeutic products is inherently long, complex, and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will eventually result in products that will receive regulatory approval and achieve market acceptance.

We currently have four drug product candidates in clinical development. As with any pharmaceutical product under development, there are significant risks in development, regulatory approval, and commercialization of new compounds. During the drug product development phase, there is no assurance that the FDA will approve our clinical trial protocols. There is also no guarantee that future clinical studies, if performed, will demonstrate the safety and efficacy of any drug product we have in development or that we will receive regulatory approval for such products. Further, the FDA can suspend clinical studies at any time if the FDA believes that the patients participating in such studies are being exposed to unacceptable health risks.

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

At the present time our most advanced drug product candidate is cintredekin besudotox (IL13-PE38QQR), which we believe has potential to be used as a treatment for malignant gliomas. In September 1997, we exclusively licensed worldwide rights to cintredekin besudotox from the NIH and the FDA. On the basis of our preliminary Phase I/II clinical trial findings for this drug product candidate, we initiated the PRECISE trial, a pivotal Phase III multi-center, multi-national clinical trial having a planned enrollment of 300 patients. Our Phase I/II clinical trials to date involving this drug product candidate have enrolled fewer than 100 patients, and there are no assurances that cintredekin besudotox will prove to be safe and effective or receive regulatory approval for any indication. Further, even if we were to receive regulatory approval for a drug product candidate utilizing cintredekin besudotox, there can be no assurance that such a drug product candidate would prove to be commercially successful or profitable.

We also presently have three other drug product candidates in clinical development for the treatment of various cancers: LE-SN38, LEP-ETU, and LErafAON. Each of these drug product candidates is in either Phase I or Phase II clinical testing. There are no assurances that any of these drug product candidates will prove to be safe and effective or that any of them will receive regulatory approval for the treatment of the indications which we may pursue. Even if one or more of these drug product candidates eventually becomes an approved product, there can be no assurance that it will be successful in the marketplace.

We are highly dependent on achieving success in the clinical testing, regulatory approval, and commercialization of our most advanced drug product candidate, cintredekin besudotox, which may never be approved for commercial use. If we are unable to commercialize cintredekin besudotox, our ability to generate revenues would be impaired and our business would be harmed.

We have invested a significant portion of our time and financial resources in the development of cintredekin besudotox, and we anticipate that for the foreseeable future our potential to achieve revenues from drug product sales will be dependent on its successful clinical testing, regulatory approval in the US, and commercialization. Drug development is a highly uncertain process. We may suffer significant setbacks in our Phase III clinical trials of cintredekin besudotox, even after achieving potentially promising results in earlier clinical trials. Even if the clinical trials of cintredekin besudotox show potential, prior to commercialization of cintredekin besudotox in the U.S., we will have to submit, and the FDA will have to approve, a BLA for cintredekin besudotox. If a BLA, assuming one is eventually filed, for cintredekin besudotox is not approved by the FDA, or if approval is delayed, or if additional clinical testing is required, our ability to achieve revenues from product sales will be impaired and our stock price would be materially and adversely affected. FDA approval is contingent on many factors, including clinical trial results and the evaluation of those results.

We began the PRECISE trial in patients suffering from first recurrent glioblastoma multiforme tumors in the first quarter of 2004. Patients in the PRECISE trial receive treatment either with cintredekin besudotox or Gliadel Wafers, a product currently approved to treat this disease. The primary endpoint of the study is to determine if there is a statistically significant overall patient survival difference between patients treated with cintredekin besudotox compared to those treated with Gliadel Wafers. The results from our clinical trial may not demonstrate a statistically significant difference between cintredekin besudotox and treatment with Gliadel Wafers. Results from our clinical trial that are not statistically significant would adversely affect our ability to obtain regulatory approval for cintredekin besudotox. In the event that the results from the PRECISE trial do not demonstrate a statistically significant difference, the FDA could determine that additional clinical trials are necessary, which could also delay commercialization. Adverse safety findings from our study would also adversely affect our ability to obtain regulatory approval. Even if we conclude that the results from our clinical trial are statistically significant, the FDA may not agree with us because the FDA may evaluate the results by different methods or conclude that the clinical trial results are not clinically meaningful or that there were human errors in the conduct of the clinical trials or otherwise. Finally, even if we believe that we have met the FDA requirements for submission of data and information for a BLA, there is a risk that the FDA will require additional data and information that we are unable to provide.

Because all of our drug product candidates are in development, there is a high risk that further development and testing will demonstrate that our drug product candidates are not suitable for commercialization, which could cause our business to suffer.

We have no drug product candidates that have received regulatory approval for commercial sale. All of the drug product candidates and compounds that we are currently developing require extensive pre-clinical and clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our drug product candidates, we must demonstrate through pre-clinical testing and clinical trials that our drug product candidates are safe and effective in humans. Conducting clinical trials is a lengthy, expensive, and uncertain process. Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials, including, but not limited to, our ongoing PRECISE trial for cintredekin besudotox, may be delayed by many factors, including, but not limited to:

•       ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

•       failure to obtain significant survival improvement over existing treatment;

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

Public health authorities in the US and other countries regulate the research, testing, manufacturing, labeling, distribution, marketing, and advertising activities with respect to all of our drug product candidates. The FDA and comparable agencies in foreign countries impose substantial burdens on our ability and the ability of others to introduce pharmaceutical products to the public, including lengthy and detailed clinical testing procedures to demonstrate safety and efficacy and manufacturing procedures to insure compliance with cGMP. This process can last many years, be very costly and still be unsuccessful. All clinical, manufacturing, labeling, and other information developed for proprietary products will be required to be filed with the FDA in BLAs or new drug applications for review and be subject to approval by that agency. We cannot assure you that this lengthy regulatory review process will result in the approval and subsequent marketing of our products.

Once we submit our drug product candidates for review, we do not know whether the FDA or other regulatory agencies will grant approvals for any of them on a timely basis or at all. The FDA can delay, limit, or deny approval for many reasons, including, but not limited to:

•       the FDA may determine that our drug product candidates may not be safe or effective;

•       FDA officials may interpret data from pre-clinical testing and clinical trials in different ways than we interpret it;

•       the FDA might not approve our manufacturing processes or facilities or the processes or facilities of our collaboration partners;

•       the FDA may change its approval policies or adopt new regulations; and

•       the FDA may approve a drug product candidate for fewer than all the indications requested.

The process of obtaining approvals in foreign countries is subject to delay and failure for similar reasons.

In addition, any marketed drug product and its manufacturer continue to be subject to strict regulation. Any unforeseen problems with an approved drug product, or delays in receiving regulatory approval, or failing to receive such approval, would delay or prevent drug product commercialization and harm our business and stock price. Approval of a drug product candidate could also depend upon our commitment to conduct post-marketing studies.

Even if the FDA approves cintredekin besudotox with its orphan drug designation and exclusivity, the FDA can, in certain situations prescribed by law, approve competitors’ products.

It is possible that the FDA may not approve our drug product candidates, but we choose to market them outside of the United States. If certain legal conditions are met, we might be able to export these drug product candidates, without selling them in the United States. However, the export process can be complex, and there are no assurances that such export would be permitted or that a country would accept the product.

We have concluded, based in part on the advice of an independent regulatory consultant, that it is not necessary to obtain approval or clearance from the FDA prior to marketing either NeoPhectin or NeoPhectin AT for their current intended use. If the FDA were to take a different view or we choose to market the product commercially for therapeutic or diagnostic purposes, we would need to comply with all applicable regulations, including obtaining any necessary approvals or clearances.

We have a history of operating losses, expect to continue to incur losses for the foreseeable future, and may never be profitable.

We have a limited operating history, and our operations consist primarily of the development of our drug product candidates and the sponsorship of research and clinical trials. Over the past three years, we have incurred aggregate net losses of approximately $146.9 million. We expect to incur additional losses and, as our development efforts and clinical testing activities continue, our losses may increase. We also expect to experience negative cash flows for the foreseeable future as we fund our losses and capital expenditures. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity. To date, we have not sold or received approval to sell any drug product candidates, and it is possible that revenues from drug product sales will never be achieved. We have generated only limited amounts of revenue from license fees and sales of our NeoPhectin products, and it is possible that additional license revenue and/or revenue from sales of NeoPhectin products will not be significant. We cannot at this time predict when or if we will be able to develop other sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our drug product candidates.

Budget constraints may force us to delay our efforts to develop certain drug product candidates in favor of developing others, which may prevent us from commercializing all drug product candidates as quickly as possible.

Because we are an emerging company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. As a result, we may have to prioritize development activities and may not be able to fully realize the value of some of our drug product candidates in a timely manner, as they will be delayed in reaching the market, if at all. Recently, we have undertaken efforts to substantially decrease our expenses, including a restructuring of our workforce and a reduction in research and development spending not related to our lead drug product candidate, cintredekin besudotox. If we are not successful in maintaining the planned level of spending, our efforts to commercialize cintredekin besudotox may be delayed. Additionally, the reduction in spending on our other drug product candidates could delay our commercialization efforts and negatively impact our strategy to diversify our development risk across a broad portfolio of drug product candidates.

Competition in the biopharmaceutical field is intense and subject to rapid technological change. Our principal competitors have substantially greater resources to develop and market products that may be superior to ours.

If we obtain regulatory approval for any of our drug product candidates, the extent to which they achieve market acceptance will depend, in part, on competitive factors. Competition in our industry is intense, and it is increased by the rapid pace of technological development. Existing drug products or new drug products developed by our competitors may be more effective or have fewer side effects, or may be more effectively marketed and sold, than any that we may develop. Each of our principal competitors has substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial, and managerial resources than we do. Competitive drug compounds may render our technology and drug product candidates obsolete or noncompetitive prior to our recovery of research, development, or commercialization expenses incurred through sales of any of our drug product candidates. The FDA’s policy of granting “fast track” approval for cancer therapies may also expedite the regulatory approval of our competitors’ drug product candidates.

Each of the drug product candidates we currently have under development will face competition from products currently on the market or under development. The following table lists our current principal competitors and their products which compete with the listed drug product candidates we currently have under development:

Our drug product candidate	Principal competitor	Competitor’s product
Cintredekin besudotox	Guilford Pharmaceuticals, Inc.	Gliadel® Wafer
LE-SN38	Pfizer Inc.	Camptosar®
LEP-ETU	Bristol-Myers Squibb Co.	Taxol®
LErafAON	Isis Pharmaceuticals Inc.	Antisense products(1)

(1)          There are currently no antisense products available on the market for the treatment of cancer, but Isis Pharmaceuticals, Genta, and others are developing such products.

We also compete with other drug development companies for licenses to novel technologies as well as for collaborations with large pharmaceutical and other companies.

Our stock price has been and is likely to continue to be volatile, and your investment in our common stock could decline in value.

The stock market has experienced significant price and volume fluctuations, which often has been unrelated to the operating performance of particular companies. In addition, the market price of our stock has been highly volatile and is likely to continue to be so. For example, during 2003, the market price of our common stock fluctuated between $19.40 and $7.56 per share. During 2004, the market price of our common stock fluctuated between $22.70 and $4.66 per share. On May 13, 2003, our Board of Directors declared a 15% common stock dividend to stockholders of record on June 3, 2003, which was issued on June 10, 2003. All share information and per share data for prior periods has been restated to reflect this stock dividend.

The following factors, among others, could have a significant impact on the market price of our stock:

•       the success or failure of our clinical trials, including, but not limited to, the PRECISE trial involving our lead compound, cintredekin besudotox, or those of our competitors;

•       announcements of technological innovations or new drug products by us or our competitors;

•       litigation, including class action lawsuits and resolution of the ongoing SEC investigation of the Company;

•       actual or anticipated fluctuations in our financial results;

•       our ability to obtain needed financing;

•       economic conditions in the US and abroad;

•       comments by or changes in Company assessments or financial estimates by securities analysts;

•       adverse regulatory actions or decisions;

•       any additional losses of key management;

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

Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We, along with certain of our officers, are currently named as defendants in a number of class action lawsuits which have been consolidated for trial and are currently pending in the federal district court for the Northern District of Illinois, and each of which alleges various violations of the federal securities laws in connection with certain of our public statements as they relate to our LEP drug product candidate. We may be named as a defendant in similar litigation in the future. While we are vigorously defending this litigation, this litigation has resulted, and can be expected to continue to result, in substantial costs and in a diversion of management’s attention and our resources, which could harm our business and financial condition, as well as the market price of our stock. Moreover, it may result in an adverse judgment against us or a settlement, either of which could require us to make a payment to the plaintiffs.

The SEC has initiated an investigation of the Company. We believe that this investigation was initiated as a consequence of our arbitration proceeding, now concluded, involving Pharmacia’s development of LEP and LED and the class action lawsuits involving our public statements regarding LEP.

On March 26, 2004, we received a letter from the Securities and Exchange Commission stating that the SEC is conducting a formal investigation of the Company. The SEC stated in its letter that it had made no determination of any violation of law by the Company or any individual at this time. Previously, this matter had been the subject of an informal SEC inquiry. We continue to fully cooperate with the SEC and intend to do so in order to bring this ongoing inquiry to a conclusion as promptly as possible. We believe the investigation is an outgrowth of the arbitration claim filed by the Company against Pharmacia (now Pfizer) regarding the development of our LEP and LED drug product candidates, which was concluded in April 2004, and the ongoing class action lawsuits which have been filed against us relating to public statements regarding the development of LEP. We cannot predict with certainty the direction the investigation will take or its ultimate outcome, and therefore are unable to determine whether the results of the investigation will have a material adverse impact on our results of operations and financial position.

We will need to raise additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We estimate that as of December 31, 2004, our existing cash reserves will be sufficient to finance our operations at current and projected levels of development and general corporate activity through approximately September 2006. We can offer no assurance that we will be able to generate revenues from product sales in the near term or in the future, at a rate sufficient to fund our operations. Even though we were successful in raising additional capital in January 2004, we will need additional future financing depending on a number of factors, including, but not limited to, the following:

•       our degree of success in commercializing our drug product candidates;

•       the rate of progress and cost of research and development and clinical trial activities relating to our drug product candidates;

•       a possible obligation to pay damages arising from the ongoing consolidated class action lawsuit or fines arising from the SEC investigation, to the extent these possible damages or fines exceed, or are not covered by, our insurance;

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

Currently, the Company has the ability to issue approximately $70 million under its previously filed shelf registration on Form S-3, but this shelf registration will expire on December 17, 2005, and is conditioned on the Company’s timely filing of all required documents with the SEC. Although we do not currently anticipate needing to access our shelf registration prior to August 2005, our ability to do so could be hindered by our late filing in August 2004 of a request for extension for filing our quarterly report on Form 10-Q, though the report itself was filed within the extension period. Additional financing may not be available when we need it or be on terms acceptable to us. If adequate financing is not available, we may be required to delay, scale-back, or eliminate certain of our research and development programs, to relinquish rights to some of our technologies or products, or to grant licenses to third parties to commercialize products or technologies that we would otherwise seek to develop ourselves. We could also be required to cease operations. If additional capital is raised through the sale of equity, our stockholders’ ownership interest could be diluted and such securities may have rights, preferences, or privileges superior to those of our other stockholders. The terms of any debt securities we may sell to raise additional capital may place restrictions on our operating activities. Failure to secure additional financing may cause us to delay or abandon some or all of our development programs.

We depend on third parties for a variety of functions, including the research and development, manufacturing, clinical testing, and regulatory compliance of our drug product candidates. No assurance can be given that these arrangements will allow us to successfully develop and manufacture our drug product candidates.

We rely, in part, on third parties to perform a variety of functions, including research and development, clinical trial management and testing, and production of our drug product candidates. As of December 31, 2004, we had 99 full-time employees. If we develop additional drug product candidates with commercial potential, we will either have to hire additional personnel skilled in clinical testing or engage third parties to perform such services. We currently do not possess the internal infrastructure to independently conduct clinical trial management and certain aspects of clinical testing. Accordingly, we have engaged PPD to oversee our PRECISE trial for cintredekin besudotox under which we are obligated to compensate PPD on a monthly basis plus make milestone payments as the trial progresses. For assistance in the management and testing for our Phase I and Phase II clinical trials we have engaged Research Solutions Incorporated and Prologue Research International, Inc. on a per study basis. To oversee data management in our clinical trials we have contracted, on a per study basis, with Advanced Clinical Services and, to conduct our large animal clinical testing, we have engaged, again on a per study basis, Southern Research Institute. While we have been satisfied with the performance of these various organizations, if problems were to develop we are confident that satisfactory alternative arrangements could be made. We are currently aware of at least 25 other entities that could offer similar services to those offered by each of PPD Development, Research Solutions, and Advanced Clinical Services and three other entities offering services similar to those provided by Southern Research Institute. We frequently change vendors and consider such items as price, vendor capabilities to meet our needs, and ease of transition in choosing new vendors. As we do not directly control the third parties with whom we work, we depend on these companies to apply the appropriate expertise and resources in expeditiously and competently performing the services for which they have been retained. If the third parties with whom we contract breach their agreements with us or fail to comply with any governmental requirements, our drug development efforts could be seriously delayed or otherwise impaired.

We also in-license technology from governmental and academic institutions in order to minimize investments in basic research, and we enter into collaborative arrangements with certain of these entities with respect to research and development of our drug product candidates. At this time we have research agreements in place with Georgetown University and the FDA. The research agreement with FDA obligated us to fund research efforts there through December 31, 2004. We are currently negotiating the renewal of the FDA research agreement. The research agreements with Georgetown obligated us to fund research efforts through February 28, 2005. We have not renewed the research agreements with Georgetown. No assurance can be given that we will be able to maintain these relationships or establish new ones on beneficial terms, that we can enter into renewals of these arrangements without undue delays or expenditures, or that these arrangements will allow us to compete successfully.

In order to commercialize our drug product candidates successfully, we, or third parties with whom we contract, must be able to manufacture products in commercial quantities in compliance with the FDA’s cGMP requirements at acceptable costs and in a timely manner. There can be no assurance that any current or future third-party manufacturer will comply with good laboratory and clinical practices or cGMP and, if not, the FDA could take enforcement action, which could negatively affect the approval or sale of any products. We do not currently have cGMP manufacturing capacity for any of the drug product candidates we are developing. Currently, all of our liposome compounds are produced at the Center for Advanced Drug Development which is affiliated with the University of Iowa Pharmacy School. The Center has indicated that it is currently able to meet our needs for research and clinical trials, but we cannot be sure that they will be able to do so in a timely or cost effective basis in the future or that suitable alternatives can be found in a timely manner, or at all. In addition, we entered into an agreement with Diosynth RTP, Inc. to produce cintredekin besudotox in the larger quantities that will be required to support our Phase III clinical trial for that drug product candidate. Diosynth has provided us with quantities of cintredekin besudotox that we believe will allow us to complete the clinical testing of that drug product candidate. While we have not experienced any difficulties with either the Center for Advanced Drug Development or Diosynth, any failure to obtain adequate supplies of our drug product candidates could delay or prevent our development efforts, though we are aware of at least two alternative manufacturers with whom we could contract for these drug product candidates and we do not anticipate that we would encounter any difficulties in establishing a new relationship should it be necessary to do so.

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

We currently obtain the necessary raw materials for our drug product candidates, as well as certain services, such as testing, from third parties. We currently contract with suppliers and service providers that are required to comply with strict standards established by us. Certain suppliers and service providers are required to follow good laboratory and clinical practices and cGMP requirements and are subject to routine unannounced periodic inspections by the FDA and by certain state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. There can be no assurance that the FDA and other regulatory agencies will find the manufacturing process or facilities or other operations of our suppliers and other service providers to be in compliance with cGMP requirements and other regulations.

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

We do not have sales, marketing, or distribution experience, which means we must either enter into agreements with third parties to market or co-promote our drug product candidates or develop marketing expertise ourselves.

We have no experience in sales, marketing, or distribution. To date, our focus has been on research and development, and we currently do not have internal sales, marketing, or distribution resources. If we receive the required regulatory approvals, we could elect to market and sell our drug product candidates through distribution, co-marketing, co-promotion, or licensing arrangements with third parties, as we have elected to do with our non-drug NeoPhectin products, which are being sold through independent distributors. To the extent that we enter into arrangements with third parties for the marketing and sale of our drug product candidates, any revenues we receive will depend primarily on the efforts of these third parties, and those revenues may be lower than if we marketed our drug products directly. In addition, we may not be successful in entering into sales and distribution relationships with third parties and, even if we are successful, we will not control the amount and timing of marketing resources such third parties devote to our drug product candidates.

On the other hand, if we elect to market our drug product candidates directly, significant additional expenditures and management resources will be required to develop an internal marketing or sales force. We have no experience in establishing or maintaining an effective sales or marketing effort. If we decide to perform sales and marketing activities ourselves, we could face a number of additional risks, including, but not limited to:

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

The patent positions of pharmaceutical companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and drug product candidates, as we deem appropriate. Currently, we either own or have obtained licenses to more than 50 United States and foreign patents or patent applications relating to our technology, compounds, and drug product candidates. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or drug product candidates. These companies would then be able to develop, manufacture, and sell products, which compete directly with our drug product candidates. In that case, our revenues and operating results would decline.

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

Our commercial success also depends in part on ensuring that we do not infringe the patents or proprietary rights of third parties. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. While we have not been sued for infringing the intellectual property rights of others, there can be no assurance that the drug product candidates that we have under development do not or will not infringe on the patent or proprietary rights of others. Third parties may assert that we are employing their proprietary technology without authorization. We know of patents issued to third parties relating to antisense and oligonucleotide technology, including patents about which such third parties have communicated with us suggesting possible infringement, but the claims of which we believe we do not infringe or are invalid. Moreover, United States patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. As a result, there may be patents of which we are unaware, and avoiding patent infringement may be difficult. Patent holders sometimes send communications to a number of companies in related fields, suggesting possible infringement, and we, like a number of biotechnology companies, have received this type of communication. If we are sued for patent infringement, we would need to demonstrate that we either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, which we may not be able to do. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products or be required to cease commercializing affected products and our operating results would be harmed.

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

Our business depends on our technology, which is based in part on patents licensed from third parties. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. Our license agreement regarding cintredekin besudotox requires us to engage in clinical trials of the compound in patients with renal cell carcinoma. Previous trials demonstrated that cintredekin besudotox is toxic in those patients. However, we have instead focused on developing this compound for treating patients with glioblastoma multiforme. We have informed the governmental agency from which we licensed these patents of this change, and we received no objections to it.

Because of our dependence on intellectual property rights licensed to us by third parties, any adverse development in our relationship with these licensors, including a dispute regarding our rights under the agreements or the grant of rights by our licensors to others, could materially and adversely affect our right to commercialize the products we are developing or preclude others from commercializing these products. Currently, we are involved in a dispute with the NIH regarding whether or not  additional monies are owed by us under a previously terminated license. A failure to adequately resolve the matter could affect our ability to license technology from the NIH in the future.

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

We depend in large part on our licensors to maintain the patent rights licensed to us. If our licensors do not have adequate rights to the patents we license, or do not adequately maintain these rights, our competitive position could be impaired. For example, we understand that patent rights exclusively licensed to us by the government relating to cintredekin besudotox were assigned by our licensor to one of the inventors. We have been assured by the government that we have the exclusive rights to these patents, but we are unable to independently verify this. If third parties acquire these rights from the inventor or otherwise, we might be unable to preclude them from commercializing a drug based on cintredekin besudotox.

The government’s license to us of patents related to cintredekin besudotox retains to the government various rights with respect to these patents, including the right to practice the related technology itself, grant foreign governments or international organizations the right to practice the related technology or grant to any person a research license under the patents.

We may in the future be a party to patent litigation, which could be expensive and divert our management’s attention.

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

If we lose additional key management and scientific personnel or are unable to attract and retain the talent required for our business, our business could be harmed.

We are highly dependent on the principal members of our management and scientific staff, including our Chief Scientific Officer, Dr. Imran Ahmad, our Chief Medical Officer, Dr. Jeffrey W. Sherman, our Chief Financial Officer, Mr. Lawrence A. Kenyon, and our Chief Regulatory Officer, Dr. Steven B. Binion. On March 8, 2005, Mr. Gregory P. Young resigned as President and CEO and one of the independent members of our Board of Directors, Mr. Ronald G. Eidell, was appointed to serve as interim CEO and President while the Board completes a search for a permanent replacement for Mr. Young. The principal members of our management and scientific staff accepted employment on the basis of written offers which set forth the salary and benefits to be provided, including, but not limited to, salary continuation payments upon termination of employment. Only Mr. Eidell has an employment contract with us. We do not have key man insurance on any of these individuals. If we were to lose the services of Dr. Ahmad, Dr. Sherman, Mr. Kenyon, or Dr. Binion, and were unable to replace them, or if our ongoing efforts to find a replacement for Mr. Young take longer than the six months currently anticipated, our product development and the achievement of our strategic objectives could be delayed. In addition, our success will depend on our ability to attract and retain qualified scientific, technical, and managerial personnel. While we have not experienced unusual difficulties to date in recruiting and retaining personnel, there is intense competition for qualified staff and no assurance can be given that we will be able to retain existing personnel or attract and retain qualified staff in the future.

The demand for our drug product candidates, if any, may be adversely affected by health care reform and potential limitations on third-party reimbursement.

In recent years, there have been numerous proposals to change the health care system in the US. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceutical products to government control. We cannot predict the effect that health care reforms may have on our business, and it is possible that such reforms will hurt our business. In addition, in both the US and elsewhere, sales of prescription pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services with respect to new drug products in particular. If we succeed in bringing any of our drug product candidates to the market, we cannot be certain that our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us or our collaborators to sell our products on a competitive basis.

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

•       our future drug products, if any, will be added to payors’ formularies;

•       such future drug products will have preferred status to alternative therapies; or

•       the formulary decisions will be conducted in a timely manner.

We may also decide to enter into discount or formulary fee arrangements with payors, which could result in us receiving lower or discounted prices for drug products we may develop in the future.

Physicians, patients, payors, or the medical community in general may be unwilling to accept, utilize, or recommend any of our drug products, and the failure to achieve market acceptance will harm our business.

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

The Financial Accounting Standards Board has issued a requirement, beginning in mid-2005, for all companies to treat the fair value of stock options granted to employees as an expense. Previously, we were generally not required to record compensation expense in connection with stock option grants to employees of the Company. Now that we will be required to expense the fair value of stock option grants, it could reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. For example, had we been required to expense stock option grants by applying the measurement provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our recorded net loss of $57,608,709 would have been increased by $13,736,374 to a net loss of $71,345,083 for the year ended December 31, 2004. Nevertheless, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, our future results of operations will be negatively impacted if we continue to use stock options as an employee recruitment and retention tool.

Our investments could lose market value and consequently harm our ability to fund continuing operations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents in a variety of securities, including government and corporate obligations and money market funds. The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to an impairment in the value of the securities underlying our investment. This could result in future charges on our earnings. All of our investment securities are denominated in US dollars.

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

Our research and development processes involve the controlled storage, use, and disposal of hazardous materials and biological hazardous materials. We are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, even by a third party, we could be held liable for any damages that result, and such liability could exceed our current general liability insurance coverage of $1,000,000 and our financial resources. In the future, we may not be able to maintain insurance on acceptable terms, or at all. We could also be required to incur significant costs to comply with current or future environmental laws and regulations.

We may have product liability exposure, and insurance against such claims may not be available to us at reasonable rates or at all.

While we maintain insurance to cover the use of our drug product candidates in clinical trials, we currently do not have any product liability insurance for marketed human therapeutic products. Although we plan to obtain product liability insurance when and if our drug product candidates become commercially available, we cannot assure you that we will be able to obtain or maintain this insurance on acceptable terms or that any insurance we obtain will provide us with adequate coverage against potential liabilities. Claims or losses in excess of any liability insurance coverage we obtain would have a material adverse effect on our business.

Anti-takeover provisions could make a third party acquisition of us or the removal of our board of directors or management more difficult.

In June 2003, we adopted a stockholder rights plan that provided for the issuance of rights to purchase shares of Series A Participating Preferred Stock (“Series A Preferred”) of the Company. Under the plan, we distributed one preferred share purchase right for each outstanding share of common stock. Each purchase right entitles the holder to purchase from the Company one one-thousandth (1/1000th) of a share of Series A Preferred at a price of $112.00 per share, subject to adjustment. The rights become exercisable, with certain exceptions, ten business days after any party, without prior approval of our Board of Directors, acquires, or announces an offer to acquire, beneficial ownership of 15% or more of our common stock. An exception to this policy exists in the case of our largest shareholder, Dr. John N. Kapoor, who is permitted to acquire up to 30% of our common stock without triggering the rights issuance. In the event that any party acquires 15% or more of our common stock (other than Dr. Kapoor for whom the threshold is 30%), we are acquired in a merger or other business combination, or 50% or more of our assets are sold after the time that the rights become exercisable, the rights provide that each right holder will receive, upon exercise, shares of the common stock of the surviving or acquiring company, as applicable, having a market value of twice the exercise price of the right. The stockholder rights plan may discourage or prevent certain types of transactions involving an actual or potential change in control, which transactions may be beneficial to our shareholders, by causing substantial dilution to a party that attempts to acquire us on terms not approved by our Board of Directors. In addition, Section 203 and other provisions of the Delaware General Corporation Law as well as provisions of our charter and by-laws could make a takeover of us or the removal of the members of the board of directors or management more difficult.

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

ITEM 2.                PROPERTIES

The Company’s administrative offices and clinical research and development personnel are located in approximately 15,700 square feet of leased space in Lake Forest, Illinois. Additionally, the Company has leased a 35,500 square foot pre-clinical research and development facility in Waukegan, Illinois. Both locations are well maintained and are sufficient for the current level of activity.

ITEM 3.                LEGAL PROCEEDINGS

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its license agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation, Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin), which were being conducted by Pharmacia. The Company contended that Pharmacia failed in its duty under the License Agreement to use reasonable efforts to develop LEP and LED and that such failure constituted a breach of the License Agreement. The Company further contended that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds. The Company sought all damages to which it was entitled, including but not limited to, loss of co-promotion and royalty revenues that would have been received if LEP and LED had not been delayed, and milestone payments that would have been received if the programs had been properly conducted by Pharmacia. On May 16, 2002, Pharmacia responded by denying the Company’s allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages. On April 30, 2004, the Company was advised that its claims against Pharmacia (now Pfizer) and Pharmacia’s claims against the Company were denied by arbitrators of the American Arbitration Association. In September 2004, the Company entered into a Termination Agreement with Pfizer returning all development rights for LEP and LED to NeoPharm.

The Company has been named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, the former Chairman of the Company, and James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern District. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the Class Action Suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to again make Dr. Kapoor a defendant, and realleges that certain pre-class period statements are actionable. The

Company intends to oppose both motions. No trial date has been set and discovery is ongoing. Management is unable to estimate a range of possible losses, if any. In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

On March 26, 2004, the Company received a letter from the Securities and Exchange Commission stating that the SEC is conducting a formal investigation of the Company. The SEC stated in its letter that it had made no determination of any violation of law by the Company or any individual at this time. Previously, this matter had been the subject of an informal SEC inquiry. The Company continues to fully cooperate with the SEC and intends to do so in order to bring this ongoing inquiry to a conclusion as promptly as possible. The Company believes the investigation is an outgrowth of the arbitration claim filed by the Company against Pharmacia (now Pfizer) regarding the development of its LEP and LED drug product candidates and the Class Action Suits which have been filed against the Company relating to its public statements regarding the development of LEP. The Company cannot predict with certainty the direction the investigation will take or its ultimate outcome, and therefore is unable to determine whether the results of the investigation will have a material adverse impact on the Company’s results of operations and financial position.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 2, 2004, John N. Kapoor, Ph.D., a director and 21.7% stockholder of the Company, filed a preliminary consent solicitation statement with the SEC, pursuant to which Dr. Kapoor, among other requested actions, sought to remove, without cause, the Company’s other non-employee directors and replace them with nominees selected by Dr. Kapoor. On September 18, 2004, in accordance with the Company’s by-laws and Delaware law, the Board set September 28, 2004 as the record date for the determination of stockholders entitled to execute, withhold, or revoke consents relating to Dr. Kapoor’s proposals. On November 11, 2004, the Company and Dr. Kapoor entered into a Settlement Agreement ending the consent solicitation. Details of the Settlement Agreement were furnished by the Company on a Report on Form 8-K filed on November 17, 2004.

EXECUTIVE OFFICERS OF NEOPHARM

Erick E. Hanson, 58, joined the Company as a Director in 1997. Since June 2004, Mr. Hanson has served as Chairman of the Board. Since 1998, Mr. Hanson has served as the President of Hanson and Associates, a consulting firm working with venture capital companies. Mr. Hanson also serves as Senior Vice President of Priority HealthCare Corporation, a publicly-traded pharmaceutical company, and as Executive Vice President of Priority’s recently-acquired home healthcare subsidiary Integrity Healthcare, where he served as director until July 2004. From 1995 to 1998, Mr. Hanson served as President and CEO of Option Care, Inc., a publicly-traded provider of home health care services. Prior to joining Option Care, Mr. Hanson held a variety of executive positions with Caremark, Inc., including Vice President Sales and Marketing. Mr. Hanson served as President and Chief Operating Officer of Clinical Partners Inc. in Boston, MA from 1989 to 1991. Prior to 1989, Mr. Hanson was employed for over 20 years at Anthem, Inc., most recently as Senior Vice President.

Gregory P. Young, 51, joined the Company in July 2004 as its President and Chief Executive Officer. Prior to joining the Company, Mr. Young was with Baxter International since 1985, most recently serving as Corporate Vice President of Baxter Healthcare Corporation, and as President of Baxter’s Transfusion Therapies business. Mr. Young received a bachelor’s degree in microbiology from Northern Illinois University, a bachelor’s degree in pharmacy from the University of Illinois and master’s degree in business administration from the York College of Pennsylvania. He is a member of the board of directors of The Lake Forest Graduate School of Management, a member of the University of Illinois at Chicago College of Pharmacy Advisory Committee, a trustee of the National Blood Foundation and a member of the American Pharmaceutical Association. Mr. Young resigned as President and CEO on March 8, 2005, and

Mr. Ronald G. Eidell, an independent member of the Board of Directors, was elected to serve as interim President and CEO while the Company conducts a search for a permanent replacement.

Ronald G. Eidell, 61, was elected interim President and CEO on March 8, 2005, where he has been a member of the Board of Directors since November 2004, and was an independent director until his appointment as interim CEO. Mr. Eidell has been a partner with Tatum Partners, LLP, a national professional services firm since October 2004. He has been the CFO with three public companies—NovaMed, Inc., 1998-2001, Metromail Corporation, 1996-1998, and Advanced Systems, Inc., 1987, and one private company—Esoterix, Inc., 2001-2003. His professional experience includes 10 years in public accounting with Arthur Andersen and 13 years with R. R. Donnelley where he served as General Auditor, Corporate Controller and Senior Vice President of Finance and Treasurer. Prior to joining Tatum Partners, Mr. Eidell was Executive Vice President and CFO of Esoterix, Inc., from December 2001 to December 2003. Mr. Eidell was retained as a consultant to Esoterix from February 2004 to June 2004. Mr. Eidell received his MBA from the University of Chicago, and has a Bachelors of Science in Business Administration from Drexel University, Philadelphia, Pennsylvania, where he also serves on the Dean’s Advisory Counsel to the University’s LeBow College of Business.

Dr Jeffrey W. Sherman, M.D., F.A.C.P., 50, joined us in September 2000 as Executive Vice President and Chief Medical Officer. Previously, Dr. Sherman was employed by Searle/Pharmacia where, since joining that company in 1992, he held a variety of positions, most recently serving as Executive Director, Clinical Research, with his focus being on Oncology Clinical Research and Head of Oncology Global Medical Operations in Medical Marketing. Dr. Sherman received his medical degree from The Chicago Medical School and is a member of numerous professional societies and a Diplomate of the National Board of Medical Examiners and the American Board of Internal Medicine.

Imran Ahmad. Ph.D., 40, Executive Vice President and Chief Scientific Officer, joined NeoPharm in July 2000. Prior to joining NeoPharm, Dr. Ahmad held a variety of positions at the Liposome Company from 1993 until 2000, most recently serving as Assistant Director of Research and Development where his responsibilities included directing the pre-clinical research program. Dr. Ahmad conducted his post-doctoral work at the University of Alberta, Canada.

Lawrence A. Kenyon, CPA, 39, Chief Financial Officer and Corporate Secretary, joined the Company in September 2000. From October 1999 until September 2000 Mr. Kenyon was Senior Vice President of the Gabelli Mathers Fund, a regulated investment company. Prior to that, Mr. Kenyon held a variety of positions with Mathers and Company, Inc. an investment management firm, most recently serving as the Chief Financial Officer for both Mathers and Company, Inc. and Mathers Fund, Inc. Mr. Kenyon is a Certified Public Accountant and received his Bachelors of Business Administration degree in Accounting from the University of Wisconsin—Whitewater in 1987.

Steven B. Binion, Ph. D., 52, Vice President of Regulatory Affairs and Quality Assurance, joined the Company in December 2004. Previously, Dr. Binion spent over 10 years at Baxter International as Vice President of Regulatory Affairs for the Transfusion Therapies Division. Prior to Baxter, Dr. Binion served as Director of Worldwide Regulatory Affairs for the BOTOX program at Allergan Pharmaceuticals, Inc. Dr. Binion received a bachelor’s degree in microbiology from the University of Florida, and a master’s degree in business administration from the University of St. Thomas in Minnesota. Additionally, Dr. Binion holds a Ph.D. in immunology from Kansas State University.

Officers are appointed to serve annually, subject to the discretion of the Board of Directors, or until their successors are appointed. There are no family relationships between any of our directors or executive officers.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq National Market under the symbol NEOL. The following table provides the high and low sales prices as reported on the exchange on which the Company’s stock was listed for the periods indicated.

2003	High	Low
First Quarter	$10.426	$7.565
Second Quarter	17.280	9.870
Third Quarter	18.710	13.000
Fourth Quarter	19.400	14.210

2004	High	Low
First Quarter	$22.700	$15.710
Second Quarter	21.860	8.910
Third Quarter	10.480	4.660
Fourth Quarter	13.590	6.260

As of March 1, 2005, there were 54 holders of record of the common stock. The calculation of holders of record was based on reports received from Computershare Investor Services LLC, the Company’s transfer agent, based on information provided by the holders of record, and maintained by the transfer agent.

Dividends

The Company has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. Any determination in the future to pay cash dividends will depend on the Company’s financial condition, capital requirements, results of operations, contractual limitations and other factors deemed relevant by the Board of Directors.

On May 13, 2003, the Company’s Board of Directors declared a 15% common stock dividend to stockholders of record on June 3, 2003, which was issued on June 10, 2003. All share information and per share data for prior periods has been restated to reflect this stock dividend.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2004, with respect to compensation plans under which shares of NeoPharm, Inc.’s common stock may be issued.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	3,713,376	$13.17	1,178,250
Equity compensation plans not approved by stockholders	—	—	—
Total	3,713,376	$13.17	1,178,250

Information on the Company’s equity compensation plan is contained in note 5 “Stock Options” of the Company’s financial statements included as part of this annual report on Form 10-K.

ITEM 6.                SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues	$156,780	$—	$—	$—	$3,000,000
Loss from operations	(58,728,285)	(53,606,534)	(38,834,775)	(19,228,638)	(3,832,338)
Interest income	1,119,576	815,435	2,343,036	5,796,552	3,322,163
Net loss	$(57,608,709)	$(52,791,099)	$(36,491,739)	$(13,424,037)	$(386,230)
Basic net loss per share	$(2.51)	$(2.80)	$(1.95)	$(0.72)	$(0.03)
Diluted net loss per share	$(2.51)	$(2.80)	$(1.95)	$(0.72)	$(0.03)

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$63,106,655	$36,958,941	$87,591,975	$106,525,864	$139,777,330
Working capital(1)	55,335,552	36,256,650	87,664,717	120,305,964	139,841,734
Total assets	67,434,371	46,080,580	95,937,321	129,195,075	140,531,777
Accumulated deficit	(189,300,028)	(131,691,319)	(78,900,220)	(42,408,481)	(2,092,799)
Total stockholders’ equity	58,230,275	40,017,355	91,908,994	127,343,550	140,092,078

(1)   Working capital is calculated as current assets minus current liabilities.

ITEM 7.                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers. Our corporate strategy is to become a leader in the research, development, and commercialization of new and innovative anti-cancer treatments. We currently operate at two locations, and had 99 employees as of December 31, 2004. Our corporate headquarters and clinical development team are located in Lake Forest, Illinois and our research and development facility is in Waukegan, Illinois.

Since we began doing business in June 1990, we have devoted our resources primarily to funding research and product development programs. To date, we have not received FDA approval of any of our drug product candidates. We expect to continue to incur losses for the foreseeable future as we continue our research and development activities, which include the sponsorship of human clinical trials for our drug product candidates. Until we are able to consistently generate revenue through the sale of drug or non-drug products, we anticipate that we will continue to be required to fund the development of our pre-clinical compounds and drug product candidates primarily by other means, including, but not limited to, licensing the development rights to some of our drug product candidates to third parties, collaborating with third parties to develop formulations of their compounds using our technology, or selling stock in the Company.

During 2004, management’s efforts were devoted to raising additional capital, initiating and enrolling patients in the Phase III PRECISE clinical trial for our lead drug product candidate, cintredekin besudotox (IL13-PE38QQR), advancing our lead NeoLipid drug product candidates (LEP-ETU and LE-SN38) through Phase I clinical development, initiating a Phase I clinical trial for our cationic cardiolipin based liposomal antisense oligonucleotide drug product candidate, LErafAON, engaging third parties in discussions for licensing of development rights to some of our drug product candidates, responding to a consent solicitation by our former Chairman of the Board of Directors, completing our arbitration dispute with Pharmacia (now Pfizer) in April 2004, and increasing sales of our new cationic cardiolipin based transfection reagents, NeoPhectin™  and NeoPhectin-AT™.

Significant events occurring during 2004 included the resignation of the former President and Chief Executive Officer in June 2004, the announcement in June 2004 of Gregory P. Young as our new President and Chief Executive Officer, and the completion of our arbitration case with Pharmacia (now Pfizer). In April 2004, we learned that our claims against Pharmacia, and Pharmacia’s claims against us, were denied by arbitrators of the American Arbitration Association. In September 2004, we entered into a Termination Agreement with Pfizer returning all development rights for LEP and LED to NeoPharm, and we are now free to further develop and/or license these compounds at our discretion. In March 2005, Mr. Young resigned as President and CEO.

The PRECISE trial, our Phase III clinical trial for cintredekin besudotox for the treatment of glioblastoma multiforme (GBM), began in March 2004 with the enrollment of our first patient. The patient enrollment continues to accelerate as additional clinical study sites are activated. As of January 31, 2005, 121 patients have been enrolled in the PRECISE trial. Our current plans continue to anticipate the completion of enrollment (approximately 300 patients total) for PRECISE in 2005 and the submission of a Biologics License Application (BLA) with the FDA in late 2006 seeking marketing approval of the drug. However, there can be no assurance the trial will meet its endpoint or that the FDA will approve the BLA. Assuming that we receive authorization to begin selling cintredekin besudotox, we currently anticipate the first sales of the product in 2007, at the earliest. During 2004, we incurred approximately $15.7 million in expenses related to the PRECISE trial associated with cintredekin besudotox. During 2004 we closed enrollment in our previous Phase I clinical trials for cintredekin besudotox. However, we did initiate a new

Phase I clinical trial of cintredekin besudotox during the third quarter of 2004 for malignant glioma patients at initial diagnosis.

During 2004, we continued to advance our Phase I NeoLipid™ drug product candidates towards Phase II clinical trials. Both LE-SN38 and LEP-ETU completed a Phase I clinical trial in 2004. Currently, a Phase II clinical trial for LE-SN38 is expected to begin in 2005 for patients suffering from colorectal cancer. LEP-ETU is currently in a clinical trial to assess whether the drug product candidate can be considered bioequivalent to paclitaxel, the active component of LEP-ETU. If so, we could be allowed to take advantage of a more expeditious path to submit an application for approval of LEP-ETU. During 2005, we also anticipate completing a Phase I trial of our LErafAON drug product candidate, depending on the number of dose levels studied.

It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in early stage, or Phase I/II, clinical development, as well as the estimated date such drug product candidates would be available for sale, if approved by the FDA. A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Because our lead product candidate, cintredekin besudotox, has entered a Phase III clinical trial, we are able to estimate that we will incur further direct expenses of approximately $18 million to complete the Phase III PRECISE study. Additional Phase I and Phase II expenses are also expected to be incurred for cintredekin besudotox as we are conducting other clinical trials to investigate the potential to use cintredekin besudotox in other forms and stages of malignant glioma, in addition to recurrent glioblastoma multiforme.

The table below includes a summary of identified direct project costs incurred to date for our major research and development projects. Generally, identified project costs include expenses incurred specifically for clinical trials and pre-clinical studies we conduct, and exclude expenses incurred for salaries paid to our professional staff, overhead expenses for our Lake Forest and Waukegan facilities and general laboratory supplies used in our research, which are included with non-project specific.

Research Project	Total Costs Incurred 2004	Total Costs Incurred 2003	Total Costs Incurred 2002	Total Costs Incurred Since Beginning of Project
Cintredekin besudotox	$19,912,321	$12,434,953	$4,371,919	$38,970,607
LE-SN38	1,866,183	1,718,069	883,291	4,467,589
LEP-ETU	3,085,018	855,629	82,728	4,023,375
LErafAON	1,196,529	808,333	4,017,245	7,432,605
Non-project specific	18,452,886	18,445,283	19,622,510	N/A
Total research and development expenses	$44,512,937	$34,262,267	$28,977,693	N/A

We began selling our novel cationic cardiolipin based transfection reagents NeoPhectin™ and NeoPhectin-AT™ in 2004. NeoPhectin™ is our in vitro transfection reagent, and NeoPhectin-AT™ is our in vivo transfection reagent for use in animals. Our current laboratory facilities provide us with the ability to produce commercial quantities of the material without reducing the level of our research and development activities. Accordingly, we do not expect to incur significant incremental costs to produce NeoPhectin™ products.

On September 2, 2004, John N. Kapoor, a director and 21.7% stockholder of the Company, filed a preliminary consent solicitation statement with the SEC, pursuant to which Dr. Kapoor, among other requested actions, sought to remove, without cause, the Company’s other non-employee directors and replace them with nominees selected by Dr. Kapoor. On November 12, 2004, Dr. Kapoor and the Company entered into an agreement whereby Dr. Kapoor ended his consent solicitation. Pursuant to the agreement:

•       The size of the NeoPharm Board was increased from six to eight directors;

•       Two independent non-employee NeoPharm directors resigned;

•       Four new independent directors were appointed to fill the vacancies created by the increase in the size of the Board and the resignations;

•       The parties to the agreement and their affiliates and associates agreed to vote their shares in favor of the Company’s eight directors at the 2005 Annual Meeting of Stockholders; and

•       Dr. Kapoor was reimbursed for $350,000 of out-of-pocket costs incurred in connection with the solicitation.

In addition, the Company has amended its Stockholder Rights Plan (the “Plan”) to provide that Dr. Kapoor will not be deemed an “acquiring person” under the Plan unless and until he becomes the beneficial owner of 30% or more of  NeoPharm’s outstanding common stock, the level of ownership permitted by him under the Plan prior to the consent solicitation.

In order to decrease expenses, we reduced our workforce by a total of 30 employees (approximately 23%) in November 2004, consisting of 26 employees from our research and development groups and 4 employees from our selling, general and administrative group. Terminated employees were eligible to receive continued salary and insurance benefits through December 31, 2004 (the termination date), 2004 earned bonus payable in February 2005 (contingent on Board of Directors’ approval of the 2004 bonus pool, which was subsequently given), two months severance pay in 2005, two months of Company paid medical insurance premiums paid in 2005, and outplacement services. The reduction in workforce is expected to result in approximately $3.8 million in annual payroll related savings. The total costs associated with the reduction in workforce were approximately $1.1 million, all of which were expensed in 2004.

We successfully completed negotiations on two collaborations in December 2004. The first collaboration is expected to result in payments to us of $500,000 in 2005 when we provide a customized NeoPhectin formulation of their proprietary compound to our partner, a privately held biotechnology company. The collaboration allows us to negotiate a license agreement for any customized formulation using our NeoPhectin technology that may be developed commercially. Additionally, we entered into an exclusive license agreement with Nippon Kayaku Co., Ltd. for the Japanese development rights for cintredekin besudotox. In addition to the $2 million up-front licensing fee we received in January 2005, we are also entitled to receive future additional license fees, milestone payments and royalties. Nippon Kayaku is responsible for all development costs in Japan.

In addition to our ongoing efforts to enter into additional collaborations, we continue to monitor and analyze our expenses in an effort to further reduce our net loss. We currently estimate that the 2005 net loss will be between $38 and $42 million, or $1.60 to $1.80 per share. At that level, we expect that cash used in operations will be between $36 and $40 million for 2005. This compares to our 2004 net loss of approximately $57.6 million, or $2.51 per share, and cash used in operations of approximately $52.2 million.

Results of Operations

Years Ended December 31, 2004, 2003, and 2002

The Company recorded revenue of $156,780 during 2004. The sole source of revenue was from sales of NeoPhectin™ and NeoPhectin-AT™. No revenue was recorded in 2003 or 2002.

Research and development expenses have increased steadily over the past three years due to the continued advancement of our compounds through the various stages of development. We incurred approximately $44.5 million in research and development expenses in 2004, as compared with approximately $34.3 million in 2003, and approximately $29.0 million in 2002. In 2004, research and development expenses increased by approximately $10.2 million as compared to 2003. The increase in research and development expenses was primarily related to increased expenses of approximately $7.5 million for the development of our lead drug product candidate, cintredekin besudotox, which began a Phase III clinical trial (PRECISE) in 2004. Total expenses incurred in 2004 related to PRECISE were approximately $15.7 million. Additionally, expenses for the development of our other clinical stage drug product candidates increased by approximately $2.8 million, as we continued to move our Phase I drug product candidates towards Phase II clinical development.

In 2003, we incurred approximately $12.4 million in research and development expenses related to the development of our lead compound, cintredekin besudotox, representing an increase of approximately $8.1 million over expenses incurred in 2002, including approximately $4.4 million for the scale-up and production of the Phase III drug supply. Expenses for our other clinical drug product candidate projects decreased by approximately $1.6 million. In addition to the increase in expenses in 2003 related to the project specific costs listed above, material changes in 2003 non-project specific expenses as compared with amounts incurred for these types of expenses in 2002 include an increase in research and development headcount from 85 full time employees on December 31, 2002 to 95 full time employees on December 31, 2003, and a reduction in the amount paid to Georgetown University for sponsored research services of approximately $1.9 million as we focused our efforts on in-house research and development at our research and development facility in Waukegan, Illinois.

Expenses incurred for selling, general and administrative, and related party expenses were approximately $13.2 million in 2004, $19.3 million in 2003, and $9.9 million in 2002. For 2004, the reduction in selling, general and administrative expenses was directly related to the conclusion of our arbitration case against Pharmacia (now Pfizer) in April and the decrease in arbitration related expenses of approximately $10.7 million from 2003. This reduction was offset by an increase of approximately $4.6 million in other selling, general and administrative expenses primarily related to increased payroll related expenses of approximately $1.8 million from the expansion of our information systems group and regulatory affairs group as required to better position us for commercialization of our drug product candidates, expenses of approximately $1.1 million related to the resignation of our former CEO (of which approximately $700 thousand represents non-cash compensation expense for stock options granted to James M. Hussey while he was CEO that vest while he is a consultant to the Company), expenses of approximately $1.0 million to respond to and settle a consent solicitation in 2004, and approximately $500 thousand in expenses directly related to our Sarbanes Oxley Act Section 404 (internal controls over financial reporting) compliance efforts.

The increase in 2003 selling, general and administrative, and related party expenses was primarily related to our arbitration case against Pharmacia. We incurred approximately $11.7 million in arbitration related expenses in 2003, representing an increase of approximately $10.1 million over arbitration related expenses incurred in 2002. Excluding arbitration related expenses, 2003 general and administrative expenses were approximately $2.2 million lower than 2002, due to a 2002 non-cash charge of approximately $2.2 million to fully reserve our note receivable from Akorn, Inc.

Approximately $1.1 million in employee termination costs were incurred in 2004 as a result of a reduction in workforce completed in November 2004. A total of 30 employees were terminated, and included 26 employees in our research and development groups and 4 employees from our selling, general, and administrative group. No additional employee termination costs are expected to be incurred for this reduction in workforce.

Interest income for 2004, 2003, and 2002 totaled approximately $1.1 million, $0.8 million and $2.3 million, respectively. The increase in interest income in 2004 versus 2003 is directly related to an increase in the cash available for investment due to the proceeds available from our follow-on stock offering completed in January 2004. The reduction in interest income from 2002 to 2003 was primarily due to a reduction in the average cash available for investing in 2003 since we used our cash and short term investments to fund the development of our compounds and to pay expenses associated with the arbitration case with Pfizer.

As a result of the above items, net loss and basic and diluted loss per share for the three years ended December 31, 2004, 2003, and 2002 were approximately $57,609,000, $52,791,000, and $36,492,000, respectively and $2.51, $2.80, and $1.95 per share, respectively.

Liquidity and Capital Resources

As of December 31, 2004, we had approximately $63.1 million in cash and cash equivalents, and no debt. All excess cash is currently invested in marketable securities with less than 90 days to maturity. We currently believe that our cash on hand at December 31, 2004 should be adequate to fund our operations for at least the next 21 months at current and projected levels of development and general corporate activity. In January 2004, we received approximately $73.5 million net of underwriting fees and expenses, through the sale of common stock via a shelf registration. Approximately $70,000,000 remains available on the shelf registration for additional sales of securities until early December 2005. In January 2005, we received approximately $2.2 million for one time, nonrefundable collaboration and licensing fees. These agreements allow for up to an additional $14.3 million in future payments to us if certain milestones are achieved.

The primary use of cash over the next 12-24 months will be to fund our clinical and pre-clinical research and development efforts. The most significant expenses will be incurred in relation to the PRECISE trial for our brain tumor drug product candidate, cintredekin besudotox. At the present time, we expect to spend approximately $18 million over the next 24 months to complete the PRECISE trial. Additional expenses are also expected to be incurred as we continue to move our Phase I and Phase II drug product candidates towards, and potentially into, Phase II and Phase III clinical trials.

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

The following table summarizes our estimated contractual obligations as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	$1,169,312	$550,732	$543,738	$74,842	$0
Clinical trial monitoring (CRO) agreements(1)	3,166,638	1,717,230	1,449,408	0	0
License agreements—milestone based payments(2)(3)	2,525,000	475,000	600,000	350,000	1,100,000
Total	$6,860,950	$2,742,962	$2,593,146	$424,842	$1,100,000

(1)          These amounts include only contractual obligations for direct expenses for the PRECISE trial, exclusive of clinical trial site costs for treating patients.

(2)          These amounts do not include potential sales-based royalty payments that may be required under the various license agreements.

(3)          Milestone based payment obligations are contingent upon successfully reaching objectively determinable stages in the development of drug product candidates. The Company has estimated the period the payment may be due, if at all, based upon its expectations of the timeline for continued successful development of the drug product candidates.

Recent Accounting Pronouncements

A description of recent accounting pronouncements is included in Footnote 1 “Notes to Consolidated Financial Statements” under the caption “Recent Accounting Pronouncements”.

Critical Accounting Policies

In preparing the Company’s financial statements in conformity with U.S. generally accepted accounting principles, management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates, and the consistent application of those principles. Due to the type of industry in which the Company operates and the nature of its business, the following policies are those that management believes are the most important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Contingencies

To properly account for and provide disclosure of loss contingencies, management must apply judgment in determining whether a loss contingency is: probable, reasonably possible, or remote. In instances management has determined that a loss contingency is probable, it must make use of estimates to determine the amount of probable loss. Management must apply judgment in determining whether or not it can make a reasonable estimate. Management must also apply judgment in determining whether or not disclosure of loss contingencies that have been accrued should be made for the consolidated financial statements not to be misleading.

Stock-Based Compensation

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is measured on the date of grant if the current market price of the underlying stock exceeded the exercise price or when the number of shares and exercise price are known if both are not determinable at the date of grant. Compensation expense for fixed stock options is recognized ratably over the vesting period. SFAS No.123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. Significant judgments are required in determining an appropriate method for determining the fair value of stock-based compensation. The Company has elected to utilize the Black-Scholes option-pricing model to make the fair value determination. Inputs into the option-pricing model are subject to estimation that may significantly affect the determination of fair value.

Revenue Recognition

The Company follows the provisions as set forth by current accounting rules, which primarily include Staff Accounting Bulletin (SAB) 104, Revenue Recognition, and Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Generally, revenue is recognized when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

The Company provides for general rights of return of products sold to its distributors. Appropriately determining revenue recognition when the general right of return exists requires the use of judgment in estimating the level of returns. In certain circumstances, management may not be able to develop a reasonable estimate of the level of returns. Making such a determination requires the use of significant judgment. Management has determined that given the limited sales history of NeoPhectin™, the Company is unable to develop a reasonable estimate of the level of returns. Accordingly, the Company is currently recognizing revenue for products shipped to its distributor upon the expiration of the right of return, which occurs upon the earlier of the shipment by the distributor to an end user or, depending on the distributor, 60 to 180 days.

The Company has recently entered in collaboration and license agreements with third parties that contain multiple deliverables. Under the provisions of EITF 00-21, a determination must be made on each contract as to whether a deliverable constitutes a separate accounting unit. The amount of revenue to be recognized is based on the fair value for each unit of accounting within the arrangement. Management judgment is required to determine, based upon the facts and circumstances of each arrangement, whether or not each deliverable has standalone value and whether or not there exists a sufficient level of objective and reliable evidence of fair value of the deliverables.

The Company has recently entered into collaboration and license agreements with third parties that entitle it to collect non-refundable up-front payments. These payments are recognized ratably over the term of the contractual arrangement or expected period of performance, whichever is longer. Management judgment is required to estimate the period over which recognition of these payments occurs.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2004, we did not own any derivative instruments, but we were exposed to market risks, primarily changes in United States interest rates. As of December 31, 2004, we held total cash and cash equivalents of $63,106,655. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments. Based upon our cash and cash equivalents as of December 31, 2004, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $631,067.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Financial Statements and Supplementary Data are incorporated herein by reference to the Company’s Consolidated Financial Statements included as follows:

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with accountants on accounting or financial disclosures in the past two fiscal years.

ITEM 9A.        CONTROLS AND PROCEDURES

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are operating effectively as designed.

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting pursuant to Item 308 (a) of Regulation S-K and the report of independent registered public accounting firm pursuant to Item 308 (b) of Regulation S-K have not been included with this annual report on Form 10-K. The Company has elected to utilize the provisions of an exemptive order issued by the SEC, which allows the Company an additional 45 days to file the reports by amending this annual report on Form 10-K.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of the Company is incorporated by reference to the information under the caption “Election of Directors” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which is to be filed within 120 days of the Company’s fiscal year end of December 31, 2004.

Information regarding the Executive Officers of the Company can be found in Part I Item 4 of this annual report on Form 10-K.

Information regarding the Audit Committee Financial Expert is incorporated by reference to the information under the caption “Report of the Audit Committee” in the Company’s proxy statement for the 2005 Annual Meeting of Stockholders, which is to be filed within 120 days of the Company’s fiscal year end of December 31, 2004.

Information regarding the identification of the Audit Committee is incorporated by reference to the information under the caption “Board of Directors and Its Committees” in the Company’s proxy statement for the 2005 Annual Meeting of Stockholders, which is to be filed within 120 days of the Company’s fiscal year end of December 31, 2004.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the 2005 Annual Meeting of Stockholders, which is to be filed within 120 days of the Company’s fiscal year end of December 31, 2004.

Information regarding the Company’s code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and key financial and accounting personnel is incorporated by reference to the information under the caption “Corporate Governance Policies and Practices” in the Company’s proxy statement for the 2005 Annual Meeting of Stockholders, which is to be filed within 120 days of the Company’s fiscal year end of December 31, 2004.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions “Executive Compensation”, “Compensation of Directors”, “Election of Directors-Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” in the Company’s definitive proxy statement which is to be filed with the Commission within 120 days of the Company’s fiscal year end of December 31, 2004.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Security Ownership” in the Company’s definitive proxy statement which is to be filed with the Commission within 120 days of the Company’s fiscal year end of December 31, 2004.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement which is to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2004.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item as to expenses for principal accounting fees and services incurred by the Company is hereby incorporated by reference from the information appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement which is to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2004.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)   Financial Statements:

(2)   Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm	71
Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003, and 2002	72

(3)   Exhibits

(a)(3) List of Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.1.1

Amendment to the Amended and Restated Certificate of Incorporation incorporated by reference from Exhibit 3.01 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 001-12493).

3.2	Amended and Restated Bylaws of the Company incorporated by reference from Exhibit 3.2 contained in the Company’s Current Report on Form 8-K filed September 7, 2004 (File No. 001-12493).(1)
4.1	Specimen Common Stock Certificate.(2)

4.1.1

Preferred Stock Rights Agreement between NeoPharm, Inc. and Computershare Investor Services L.L.C. dated as of June 30, 2003, incorporated by reference from Exhibit 4.1 contained in the Company’s Current Report on Form 8-K filed July 7, 2003 (File
No. 001-12493).

4.1.2

First Amendment to Rights Agreement between NeoPharm, Inc. and Computershare Investor Services L.L.C. dated as of September 10, 2004, incorporated by reference from the Company’s Current Report on Form 8-K filed September 24, 2004 (File
No. 001-12493).

4.1.3

Second Amendment to Rights Agreement between NeoPharm, Inc. and Computershare Investor Services, L.L.C. dated as of November 11, 2004, incorporated by reference from the Company’s Current Report on Form 8-K filed November 17, 2004 (File
No. 001-12493).

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
10.16

License Agreement by and between the Company and Pharmacia and Upjohn Company dated February 19, 1999, incorporated by reference from Exhibit 10.1 of the Company’s report on Form 8-K (File No. 33-09516).

10.17

Stock Purchase Agreement by and between the Company and Pharmacia and Upjohn dated February 19, 1999, incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K (File No. 33-09516).

10.18	Amendment No. 1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated January, 1990.(4)
10.19	Amendment No. 1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated April 18, 1994.(4)
10.20

Line of Credit Agreement, dated as of September 30, 1998, by and between the Company and the John N. Kapoor Trust dated September 20, 1989 incorporated by reference from Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 33-09516).

10.21

Consulting Agreement dated as of June 19,2000 by and between the Company and Unicorn Pharma Consulting, Inc., incorporated by reference from Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.22

Consulting Agreement dated as of November 12, 2001 by and between the Company and Unicorn Pharma Consulting, Inc., incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.23

Promissory Note dated as of December 20, 2001 by and between the Company and Akorn, Inc., incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.24

Processing Agreement dated as of December 20, 2001 by and between the Company and Akorn, Inc., incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.25

Subordination and Intercreditor Agreement dated as of December 20, 2001 by and between the Company and John N. Kapoor, as Trustee under the John N. Kapoor Trust, dated September 20, 1989, incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.26

Subordination, Standby and Intercreditor Agreement dated as of December 20, 2001 by and between the Company and the Northern Trust Company, incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

*10.27

Amendment to the 1998 Equity Incentive Plan, incorporated by reference from
Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held June 6, 2002.

10.28

First Amended and Restated Synthetic Cardiolipin Supply Agreement dated as of November 1999, by and between Avanti Polar Lipids, Inc. and NeoPharm, Inc., incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-12493).

10.29

Conditional Option Agreement between Avanti Polar Lipids and NeoPharm, Inc. dated as of January 26, 1999, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File
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
*10.33

Separation Agreement and Full Release of Claims between the Company and James M. Hussey, dated as of June 17, 2004, incorporated by reference from Exhibit 10.01 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.34

Employment Agreement by and between NeoPharm, Inc. and Gregory P. Young dated as of June 17, 2004, incorporated by reference from Exhibit 10.02 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.35

Form of Director and Executive Officer Indemnification Agreement of NeoPharm, Inc., as adopted on September 20, 2004, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed September 30, 2004 (File No. 001-12493).

10.36

Settlement Agreement among NeoPharm, Inc., John N. Kapoor, Ph.D., Erick E. Hanson, Gregory P. Young, and Dr. Kaveh T. Safavi dated as of November 11, 2004, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed November 17, 2004 (File No. 001-12493).

*10.37

Separation Agreement by and between NeoPharm, Inc. and Sander A. Flaum dated as of November 11, 2004, incorporated by reference from Exhibit 10.02 the Company’s Current Report on Form 8-K filed September 17, 2004 (File No. 001-12493).

*10.38

Separation Agreement by and between NeoPharm, Inc. and Matthew P. Rogan dated as of November 11, 2004, incorporated by reference from Exhibit 10.03 to the Company’s Report on Form 8-K filed on November 17, 2004 (File No. 001-12493).

10.39

Sublicense and License Agreement between Nippon Kayaku Co., Ltd. and NeoPharm, Inc. dated as of December 28, 2004, incorporate by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 4, 2005 (File No. 001-112493).

*10.40

Terms of Employment by and between NeoPharm, Inc. and Ronald G. Eidell dated March 10, 2005, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 14, 2005 (File No. 001-12493).

*10.41

Separation Agreement and Full Release of Claims by and between NeoPharm, Inc. and Gregory P. Young dated as of March 11, 2005, incorporated by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on March 14, 2005 (File No. 001-12493).

*10.42

Amendment No. 1 to Separation Agreement and Full Release of Claims by and between NeoPharm, Inc and James M. Hussey dated March 10, 2005, incorporated by reference from Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on March 14, 2005 (File No. 001-12493).

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*       Denotes management contract or compensatory plan or arrangement.

(1)          Incorporated by reference to the exhibit of the same number contained in the Company’s registration statement on Form S-3 filed under the Securities Act of 1933 (the “33 Act”) on October 1, 2003. (File No. 333-44396).

(2)          Incorporated by reference to the exhibit of the same number contained in the Company’s registration statement on Form S-1 filed under the “33 Act. (File No. 33-90516).

(3)          Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996. (File No. 001-12493)

(4)          Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31,1998. (File No. 001-12493)

(5)          Incorporated by reference to the Exhibit 4.1 to the Company’s registration statement on Form S-8 filed under the “33 Act. (File No. 333-66365).

All schedules and exhibits, other than those listed above are omitted as the information is not required or is furnished elsewhere in the financial statements or the notes thereto.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED

NEOPHARM, INC.
By:	/s/ RONALD G. EIDELL
Ronald G. Eidell
President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date
/s/ ERICK E. HANSON	Director, Chairman of the Board	March 16, 2005
Erick E. Hanson
/s/ RONALD G. EIDELL	Director, President, and Chief Executive	March 16, 2005
Ronald G. Eidell	Officer (Principal Executive Officer)
/s/ FRANK C. BECKER	Director	March 16, 2005
Frank C. Becker
/s/ BERNARD A. FOX	Director	March 16, 2005
Bernard A. Fox
/s/ PAUL E. FREIMAN	Director	March 16, 2005
Paul E. Freiman
/s/ JOHN N. KAPOOR	Director	March 16, 2005
John N. Kapoor
/s/ KAVEH T. SAFAVI	Director	March 16, 2005
Kaveh T. Safavi
/s/ LAWRENCE A. KENYON	Chief Financial Officer (Principal Financial	March 16, 2005
Lawrence A. Kenyon	Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NeoPharm, Inc.:

We have audited the accompanying consolidated balance sheets of NeoPharm, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoPharm, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chicago, Illinois
March 14, 2005

NEOPHARM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$63,106,655	$36,958,941
Investments in marketable securities	—	4,166,351
Trade accounts receivable	10,888	—
Inventories	5,736	—
Prepaid expenses	1,108,282	909,833
Other receivables	308,087	284,750
Total current assets	64,539,648	42,319,875
Fixed assets, net of accumulated depreciation	2,894,723	3,760,705
Total assets	$67,434,371	$46,080,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$398,505	$499,682
Accrued clinical trial expenses	4,634,618	1,658,293
Accrued legal expenses	244,022	1,076,228
Accrued compensation	3,227,230	2,144,163
Other accrued expenses	696,321	684,859
Unearned revenue	3,400	—
Total current liabilities	9,204,096	6,063,225
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized; 23,372,755 and 18,862,906 shares issued and outstanding, respectively	5,013	4,046
Additional paid-in capital	247,525,290	171,704,628
Accumulated deficit	(189,300,028)	(131,691,319)
Total stockholders’ equity	58,230,275	40,017,355
Total liabilities and stockholders’ equity	$67,434,371	$46,080,580

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
Revenues	$156,780	$—	$—
Cost of revenues	5,236	—	—
Gross margin	151,544	—	—
Expenses:
Research and development	44,512,937	34,262,267	28,977,693
Selling, general, and administrative	12,798,245	19,197,457	9,660,585
Employee termination costs	1,149,277	—	—
Related party expenses	419,370	146,810	196,497
Total expenses	58,879,829	53,606,534	38,834,775
Loss from operations	(58,728,285)	(53,606,534)	(38,834,775)
Interest income	1,119,576	815,435	2,343,036
Net loss	$(57,608,709)	$(52,791,099)	$(36,491,739)
Net loss per share—
Basic and diluted	$(2.51)	$(2.80)	$(1.95)
Weighted average shares outstanding
Basic and diluted	22,941,668	18,830,065	18,727,256

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS’ EQUITY

	Shares of Preferred Stock	Shares of Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2001	—	18,672,858	$4,005	$169,748,026	$(42,408,481)	$127,343,550
Issuance of common stock pursuant to exercise of stock options	—	130,812	28	897,955	—	897,983
Issuance of common stock options to non-employees	—	—	—	159,200	—	159,200
Net loss	—	—	—	—	(36,491,739)	(36,491,739)
Balance at December 31, 2002	—	18,803,670	$4,033	$170,805,181	$(78,900,220)	$91,908,994
Issuance of common stock pursuant to exercise of stock options	—	36,236	8	293,283	—	293,291
Issuance of restricted common stock to non-employee directors	—	23,000	5	479,225	—	479,230
Cash paid in lieu of fractional shares pursuant to 15% stock dividend	—	—	—	(9,061)	—	(9,061)
Issuance of common stock options to non-employees	—	—	—	136,000	—	136,000
Net loss	—	—	—	—	(52,791,099)	(52,791,099)
Balance at December 31, 2003	—	18,862,906	$4,046	$171,704,628	$(131,691,319)	$40,017,355
Issuance of common stock pursuant to public offering	—	4,312,500	925	73,472,023	—	73,472,948
Issuance of common stock pursuant to exercise of stock options	—	172,367	37	1,187,089	—	1,187,126
Issuance of restricted common stock to non-employee directors	—	24,982	5	381,309	—	381,314
Employee common stock option compensation	—	—	—	43,438	—	43,438
Non-employee common stock option compensation	—	—	—	736,803	—	736,803
Net loss	—	—	—	—	(57,608,709)	(57,608,709)
Balance at December 31, 2004	—	23,372,755	$5,013	$247,525,290	$(189,300,028)	$58,230,275

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(57,608,709)	$(52,791,099)	$(36,491,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,329,367	1,341,237	492,704
Stock-based compensation expense	1,161,555	615,230	159,200
Provision for related party note receivable	—	—	2,189,281
Changes in current assets and liabilities:
Increase in trade accounts receivable	(10,888)	—	—
Increase in inventories	(5,736)	—	—
(Increase)/decrease in prepaid expenses	(198,449)	(454,940)	14,969
Increase in other receivables	(23,337)	(146,796)	(212,136)
(Decrease)/increase in accounts payable	(101,177)	6,866	(44,649)
Increase in accrued expenses	3,238,648	2,028,032	2,221,451
Increase in unearned revenue	3,400	—	—
Net cash used in operating activities	(52,215,326)	(49,401,470)	(31,670,919)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	1,046,168	3,847,924	28,472,842
Proceeds from sales of marketable securities	3,120,183	—	9,168,783
Purchase of marketable securities	—	(4,506,053)	(23,381,239)
Purchase of equipment and furniture	(463,385)	(857,665)	(2,421,339)
Net cash provided by/(used in) investing activities	3,702,966	(1,515,794)	11,839,047
Cash flows from financing activities:
Proceeds from issuance of common stock	73,472,948	––	––
Proceeds from exercise of stock options	1,187,126	293,291	897,983
Cash paid in lieu of fractional shares for stock dividend	—	(9,061)	—
Net cash provided by financing activities	74,660,074	284,230	897,983
Net increase/(decrease) in cash and cash equivalents	26,147,714	(50,633,034)	(18,933,889)
Cash and cash equivalents, beginning of period	36,958,941	87,591,975	106,525,864
Cash and cash equivalents, end of period	$63,106,655	$36,958,941	$87,591,975
Supplemental disclosure of cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND PRINCIPAL ACCOUNTING POLICIES

Nature of Operations—NeoPharm, Inc. (the “Company”), a Delaware corporation, was incorporated on June 15, 1990, under the name of OncoMed, Inc. In March 1995, the Company changed its name to NeoPharm, Inc. During 2004, the Company established a wholly-owned subsidiary, NeoPharm EU Limited, to comply with regulatory requirements enacted for clinical trials conducted in the European Union. All of the Company’s assets are located in the United States.

The Company is engaged in the research, development, and commercialization of drugs for the treatment of various forms of cancer. As of December 31, 2004, the Company is currently conducting human clinical trials for four drug product candidates. Additionally, the Company’s research efforts have resulted in the development of two non-drug products, which began commercial sales in 2004.

One of the Company’s drug product candidates has been licensed from the National Institutes of Health (“NIH”) and is the subject of a Cooperative Research and Development Agreement (CRADA) with the United States Food and Drug Administration (“FDA”). The Company also has rights to drug product candidates developed under license and contract research agreements with Georgetown University (“Georgetown”).

The Company is continuing to develop its drug product candidates, which requires substantial capital for research, product development, and market development activities. The Company has not yet initiated marketing of a commercial drug product. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to make progress in the development of its drug product candidates and, ultimately, upon its ability to attain future profitable operations through the successful manufacturing and marketing of those drug product candidates. There can be no assurance that the Company will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market its products, or attain successful future operations. Insufficient funds could require the Company to delay, scale back, or eliminate one or more of its research and development programs or to license third parties to commercialize drug product candidates or technologies that the Company would otherwise seek to develop without relinquishing its rights thereto. Accordingly, the predictability of the Company’s future success is uncertain.

The Company’s rights to its drug product candidates are subject to the terms of its agreements with NIH, FDA, and Georgetown. Termination of any, or all, of these agreements could have a material adverse effect on the Company’s business, financial position, and results of operations. In addition, uncertainty exists as to the Company’s ability to protect its rights to patents and its proprietary information. There can also be no assurance that research and discoveries by others will not render some or all of the Company’s technology or drug product candidates noncompetitive or obsolete. Nor can there be any assurance that unforeseen problems will not develop with the Company’s technologies or applications, or that the Company will be able to address successfully technological challenges it encounters in its research and development programs. While the Company maintains insurance to cover the use of its drug product candidates in clinical trials, it does not maintain insurance covering the sale of its products nor is there any assurance that it will be able to obtain or maintain such insurance on acceptable terms or with adequate coverage against potential liabilities. A more detailed description of the risks related to the Company’s business can be found in the Risk Factors section of this annual report on Form 10-K.

From its inception on June 15, 1990, through December 31, 1998, the Company was classified as a development stage entity. The Company completed its development stage upon the out-licensing of its first major drug product candidates to Pharmacia & Upjohn Company (“Pharmacia”) in February of 1999. Accordingly, the inception to date information is not presented in these consolidated financial statements.

Basis of Presentation—The consolidated financial statements include the accounts of NeoPharm, Inc. and its wholly-owned subsidiary, NeoPharm EU Limited. As of December 31, 2004, the subsidiary had nominal assets and had not conducted any business. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Investments—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included with cash are cash equivalents of $62,919,437 and $36,484,817 as of December 31, 2004 and 2003, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Investments in marketable securities include liquid investments purchased with an original maturity of between three months and one year. As provided by Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investment in Debt and Equity Securities, the Company has elected to treat all of its investments in marketable securities as “available-for-sale,” which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available-for-sale securities deemed to be temporary are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. The Company has not experienced any declines in fair market value of its investments that were other than temporary. Dividend and interest income are recognized when earned. As of December 31, 2004, the Company had no investments in marketable securities. Realized gain on investments sold in 2004 was $192. No investments were sold during 2003. Realized gain on investments sold during 2002 was $3,117 and realized loss on investments sold during 2002 was $29,873.

Inventory—Inventory is comprised solely of finished goods of NeoPhectin and is stated at the lower of cost or market, as determined by the first in, first out method (FIFO). Inventory cost consists of direct material and direct labor costs. Since products are currently produced in the Company’s research and development facilities, the Company has not allocated any overhead costs as a product cost. Application of overhead as a product cost is not material.

Inventory as of December 31, 2004 (there was no inventory at December 31, 2003) consists of the following:

Finished goods on hand	$5,413
Inventory subject to return	323
$5,736

Inventory subject to return represents NeoPhectin products shipped to wholesale customers that have not been recognized as revenue.

Fixed Assets—Fixed assets are recorded at cost and are depreciated using the straight line method over their estimated useful lives. During 2003, the Company revised its estimate of the useful life of computer equipment from five years to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place. Total depreciation expense for the years ended December 31, 2004, 2003, and 2002, was $1,329,367, $1,341,237 and $492,704, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the deferred tax asset for amounts which are not considered “more likely than not” to be realized.

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

For product sales not subject to unconditional rights of return, the Company recognizes revenue upon shipment as title and risk of loss has passed to the customer. For product sales subject to unconditional rights of return, the Company recognizes revenue upon shipment when it can reasonably estimate the level of returns at the time of shipment. Given the limited sales history of its products, the Company is currently unable to reasonably estimate the level of returns at the time of shipment. Accordingly, revenue related to shipments to distributors that have been granted an unconditional right of return is currently being recognized when the right of return has expired, which occurs upon the earlier of shipment of the product by the distributor to an end user or expiration of the right of return, which is 60-180 days depending upon the distributor. The Company warrants its products in a manner consistent with industry standards and has not incurred any warranty costs related to the sale of NeoPhectin.

The Company enters into collaboration and technology licensing arrangements, which contain multiple deliverables. Under the provisions of Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company evaluates whether these deliverables constitute separate units of accounting to which total arrangement consideration is allocated. A deliverable qualifies as a separate unit of accounting when the item delivered to the customer has standalone value, there is objective and reliable evidence of fair value of items that have not been delivered to the customer, and, if there is a general right of return for the items delivered to the customer, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company. Arrangement consideration is allocated to units of accounting on a relative fair basis or the residual method if the Company is unable to determine the fair value of all deliverables in the arrangement. Consideration allocated to a unit of accounting is limited to the amount that is not contingent upon future performance by the Company. Upon determination of separate units of accounting and allocated consideration, the general criteria for revenue recognition are applied to each unit of accounting. In instances where an arrangement provides for up-front non-refundable payments the Company recognizes these payments ratably over the term of the contract or expected period of performance, whichever is longer.

Research and Development—Research and development costs are expensed when incurred. These costs include, among other things, consulting fees and costs reimbursed to third parties under license and research agreements described in Note 9. Payments related to the acquisition of technology rights, for which development work is in process, are expensed and are considered a component of research and development costs. The Company also allocates indirect costs, consisting primarily of operational costs for administering research and development activities, to research and development expenses.

Stock-Based Compensation—The Company applies the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan options. Under this method, compensation expense is measured on the date of grant if the current market price of the underlying stock exceeded the exercise price or when the number of shares and exercise price are known if both are not determinable at the date of grant. Compensation expense for fixed stock options is recognized ratably over the vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net loss if the fair-value method had been applied in each period:

	2004	2003	2002
Net loss, as reported	$(57,608,709)	$(52,791,099)	$(36,491,739)
Add stock-based employee compensation expense included in reported net loss(1)	424,752	479,230	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards(2)	(14,161,126)	(7,927,891)	(4,471,577)
Pro forma net loss	$(71,345,083)	$(60,239,760)	$(40,963,316)
Basic and diluted net loss per common share
As reported	$(2.51)	$(2.80)	$(1.95)
Pro forma	$(3.11)	$(3.20)	$(2.19)

(1)          Value of restricted stock granted to non-employee directors in 2004 and 2003 and compensation expense relating to options granted to an executive at 85% of fair value in 2004.

(2)          Includes acceleration of vesting period due to change in control provision in 2004 (see Note 5).

Contingencies—Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Recoveries from other parties are recorded when realized.

Fair Value of Financial Instruments—Financial instruments consist of cash, cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments is a reasonable estimate of fair value.

Recent Accounting Pronouncements—In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 Inventory Costs, an amendment to Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities. The provisions will become effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company anticipates that this amendment will not have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, which requires the use of the fair value method of accounting for stock-based employee compensation effective for all awards granted, modified, repurchased, or cancelled as of the beginning of the third quarter, 2005. The standard provides for a prospective application of its provisions. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated under the disclosure provisions of SFAS No. 123. At December 31, 2004, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model, was $2,319,300. Upon adoption of SFAS 123R, a portion of this amount will be recognized over the remaining vesting period of these options.

2.   NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31:

	2004	2003	2002
Numerator:
Net loss	$(57,608,709)	$(52,791,099)	$(36,491,739)
Denominator:
Weighted average shares outstanding	22,941,668	18,830,065	18,727,256
Loss per share—basic and diluted	$(2.51)	$(2.80)	$(1.95)
Potential common share equivalents:
Stock options	3,713,376	3,246,725	3,256,707

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are the same, since the effect of potential common share equivalents is anti-dilutive.

3.   FIXED ASSETS

Fixed assets are comprised of the following as of December 31:

	Estimated Useful Life (years)	2004	2003
Computer equipment	3	$1,327,196	$1,072,685
Scientific equipment	5	3,796,131	3,732,636
Furniture	7	960,781	880,367
Leasehold improvements	*	659,984	595,019
Less accumulated depreciation		(3,849,369)	(2,520,002)
Fixed assets, net		$2,894,723	$3,760,705

*     The estimated useful life of leasehold improvements is the lesser of the lease term or five years.

4.   STOCKHOLDERS’ EQUITY

On January 27, 2004, the Company received proceeds of $73,980,938 (net of the underwriting discounts and commissions of $4,722,188, but before expenses of $507,990) by issuing 4,312,500 shares of common stock in a public offering.

In June 2003, the Company’s Board of Directors adopted a stockholder rights plan that provided for the issuance of rights to purchase shares of Series A Participating Preferred Stock (“Series A Preferred”) of the Company. Under the plan, one preferred share purchase right was distributed for each outstanding share of common stock. Each purchase right entitles the holder to purchase from the Company one one-thousandth (1/1000th) of a share of Series A Preferred at a price of $112.00 per share, subject to adjustment. The rights become exercisable, with certain exceptions, ten business days after any party, without prior approval of our Board of Directors, acquires, or announces an offer to acquire, beneficial ownership of 15% or more of NeoPharm’s common stock, NeoPharm is acquired in a merger or other business combination, or 50% or more of NeoPharm’s assets are sold after the time that the rights become exercisable, the rights provide that each right holder will receive, upon exercise, shares of the common stock of the surviving or acquiring company, as applicable, having a market value of twice the exercise price of the right. The rights expire on July 28, 2013, unless they are earlier redeemed or exchanged by the Company. No rights were exercised at December 31, 2004.

On May 13, 2003, the Company declared a 15% stock dividend payable on June 10, 2003 to shareholders of record on June 3, 2003. A total of 2,455,141 shares were distributed as part of the stock dividend. All share and per share information was restated to reflect the stock dividend.

5.   STOCK OPTIONS

On July 23, 1998, the Board of Directors approved the NeoPharm, Inc. 1998 Equity Incentive Plan (the “1998 Plan”), which replaced all prior equity incentive plans, and provides for the grant of options to acquire up to 2,200,000 shares of the Company’s common stock. Additionally, 275,000 of the 2,200,000 shares can be used for restricted stock grants to directors, officers, employees and consultants. The option prices shall be not less than 85% of the fair market value of the stock as determined by the Plan Administrator pursuant to the 1998 Plan. The consideration paid for shares of restricted stock shall not be less than the par value of the Company’s common stock. Under the Plan, the option grants typically have a 10 year term, vest in increments of 25% of the total grant on the first four anniversaries of the original grant, and are exercisable as the options vest, subject to the Company’s policies in effect from time to time concerning transactions by employees in the Company’s securities. On June 6, 2002, the Company adopted an amendment to the 1998 Plan, which was approved by shareholders, which increased the total shares available under the Plan to 4,000,000 shares. As of December 31, 2004 approximately 1,178,250 shares were available for issuance under the 1998 Plan.

In November 2004, the Company entered into an agreement to end a shareholder consent solicitation. The terms of the agreement provided for expansion of the board of directors and replacement of certain directors. These provisions constituted a “change in control” under the terms of the 1998 Plan. Accordingly, substantially all outstanding unvested stock options were immediately vested pursuant to their original terms of grant upon the “change in control” event. Other than the CEO, all employees’ unvested stock options became vested, which resulted in the vesting of an additional 1,221,203 stock options in 2004 that would have otherwise vested in future years.

During 2004, the Company awarded its newly-hired CEO, Mr. Gregory P. Young, the right to receive up to 350,000 common stock options, which will be granted at the then fair market value upon the Company’s common stock reaching certain price levels for defined periods of time. Mr. Young resigned as President and CEO on March 8, 2005.

The following table summarizes the transactions in the Company’s stock option plan for the three year period ended December 31, 2004:

	Number of Shares	Weighted Average Exercise Price Per Share
Stock options outstanding, December 31, 2001	2,407,252	$12.33
Options granted	1,028,361	$12.38
Options exercised	(105,512)	$7.85
Options cancelled	(73,394)	$14.16
Stock options outstanding, December 31, 2002	3,256,707	$12.45
Options granted	139,225	$11.95
Options exercised	(36,236)	$8.09
Options cancelled	(112,971)	$13.26
Stock options outstanding, December 31, 2003	3,246,725	$12.45
Options granted	821,500	$15.28
Options exercised	(172,367)	$6.89
Options cancelled	(182,482)	$15.65
Stock options outstanding, December 31, 2004	3,713,376	$13.17

The following table summarizes information about fixed stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/04	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/04	Weighted Average Exercise Price
$1.75 to $3.50	182,793	2.0	$2.25	182,793	$2.25
$3.51 to $8.00	720,774	4.4	$5.57	470,774	$4.34
$8.01 to $14.00	1,366,745	4.6	$11.62	1,316,745	$11.65
$14.01 to $18.00	367,582	4.3	$16.16	367,582	$16.16
$18.01 to $29.00	1,075,482	5.2	$21.08	1,075,482	$21.08
$1.75 to $29.00	3,713,376	4.6	$13.17	3,413,376	$13.60

In June 2004, the Company’s CEO resigned and became a consultant to the Company. Under the terms of the consulting agreement, 473,625 unvested options previously granted to the CEO continued to vest in accordance with their original terms. The vesting of these options was accelerated upon the change of control event. Upon acceleration of vesting of the options, the former CEO’s performance commitment was reached and the Company measured the fair value of these options and recorded compensation expense of $736,803 for the year ended December 31, 2004.

The Company has granted options to purchase 886,495 shares to certain non-employees of which 402,761 remain outstanding and unexercised as of December 31, 2004. These consultants served as scientific and/or business advisors to the Company. The Company accounts for these options using the fair value method generally determined at the date performance of the service was complete. The Company recorded expense of $0, $136,000 and $159,200 relating to these options for the years ended December 31, 2004, 2003 and 2002, respectively.

Assumptions used in the Black-Scholes option-pricing model for calculating the weighted average fair value of options granted (both employee and non-employee) in the most recent fiscal years is included in the following table:

	2004	2003	2002
Weighted average fair value of option grants	$12.47	$8.06	$11.23
Weighted average risk-free interest rate	3.68%	3.94%	4.51%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	72.02%	57.74%	70.25%
Weighted average expected life	10 years	10 years	10 years

6.   INCOME TAXES

From inception through October 11, 1995, the Company operated as an S Corporation for income tax purposes. Losses incurred during this period were reported on the stockholders’ tax returns, and are not available to the Company as a net operating loss carry forward. Since that time, losses incurred represent net operating loss carry forwards which can be used to offset future taxable income.

The net operating loss carry forwards will expire as follows:

Year of Expiration	Amount
2011	$1,882,000
2012	1,969,000
2018	3,122,000
2020	3,316,000
2021	12,662,000
2022	35,734,000
2023	52,457,000
2024	57,916,000
Total gross net operating loss carry forwards available	$169,058,000

The Company has general business credit carry forwards of approximately $4,896,000 which expire in the years 2011-2024, and an alternative minimum tax credit of $40,000 which can be carried forward for an indefinite period.

The Company’s federal statutory rate is 35% and its effective rate is 0%. Differences between the federal statutory and effective rates are primarily attributable to state income taxes and the establishment of a valuation allowance to reduce the carrying value of deferred tax assets to zero.

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2004	2003	2002
Net operating loss carry forwards	$65,932,000	$43,569,000	$22,903,000
General business credit carry forwards	4,896,000	3,232,000	1,311,000
Alternative minimum tax credit carry forwards	40,000	40,000	40,000
Expenses not currently deductible for tax purposes	1,517,000	1,431,000	1,046,000
Total deferred tax assets	72,385,000	48,272,000	25,300,000
Valuation allowance	(72,385,000)	(48,272,000)	(25,300,000)
Net deferred tax assets	$—	$—	$—

The valuation allowance increased by $24,113,000, $22,972,000, and $14,182,000 for the years ended December 31, 2004, 2003, and 2002, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Company’s history of taxable losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, management does not believe realization of these tax assets is more likely than not. As such, the Company has established full valuation allowances for the deferred tax assets.

7.   TRANSACTIONS WITH RELATED PARTIES

The Company received management consulting services from EJ Financial Enterprises, Inc. (“EJ Financial”), a healthcare consulting and investment firm in which John N. Kapoor, Ph.D., a member of the Company’s Board of Directors and the Company’s former Chairman of the Board of Directors, is the sole stockholder. The consulting agreement with EJ Financial expired on June 30, 2004 and was not renewed.

In November 2004, the Company paid $350,000 to EJ Financial to reimburse Dr. Kapoor for his out-of-pocket costs incurred in his consent solicitation action, under the terms of a settlement agreement between the Company and Dr. Kapoor.

The Company had entered into a consulting agreement with an individual who is also an employee of Akorn, Inc. NeoPharm’s former Chairman of the Board of Directors and a current Director is also the Chairman of the Akorn Board of Directors. The consulting agreement was terminated in 2004.

In June 2000, the Company entered into a consulting agreement with Unicorn Pharma Consulting, Inc. (“Unicorn”) to assist the Company in the clinical development of Company products. Dr. Matthew P. Rogan, a former Director of the Company, is also President and CEO of Unicorn. The agreement was terminated by mutual consent in October 2000, but was renewed in November 2001. No amounts were paid to Unicorn in 2003 or 2004.

The following table provides further information about related party expenses reflected in the consolidated statements of operations:

		For the Years Ended December 31,
Related Party	Expense Type	2004	2003	2002
E.J. Financial Enterprises	Consulting	$62,500	$125,000	$125,000
E.J. Financial Enterprises	Direct Expense	350,620	2,891	1,443
Akorn, Inc.	Consulting	6,250	18,919	30,675
Unicorn Pharma Consulting, Inc.	Consulting	—	—	39,379
Total related party expense		$419,370	$146,810	$196,497

In December 2001, NeoPharm entered into a transaction whereby NeoPharm loaned to Akorn, Inc., a Louisiana corporation, $3,250,000 to assist Akorn in the completion of its lyophilized products manufacturing facility in Decatur, Illinois. Dr. Kapoor, a member of the Company’s Board of Directors and the Company’s former Chairman of the Board of Directors, is the Chairman of the Akorn Board of Directors and holds a substantial stock position in both companies. In connection with the loan transaction, NeoPharm entered into the following agreements: Promissory Note, dated December 20, 2001, in the original principal amount of $3,250,000 by Akorn to NeoPharm; Processing Agreement, dated December 20, 2001, by and between Akorn and NeoPharm; Subordination and Intercreditor Agreement, dated December 20, 2001, by and between John N. Kapoor, as Trustee under The John N. Kapoor Trust, dated September 20, 1989 and NeoPharm; and a Subordination, Standby and Intercreditor Agreement, dated December 20, 2001, by and among Akorn, Akorn (New Jersey), Inc., The Northern Trust Company and NeoPharm. The Promissory Note issued by Akorn was due in December 2006, and accrued interest at a rate equal to that received on the Company’s investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt. The Processing Agreement grants NeoPharm access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at most favored customer pricing, upon completion of the facility. The Processing Agreement also provided that Akorn was to begin providing lyophilization services on or before June 30, 2003. At the time these transactions were entered into, Akorn represented that the manufacturing facility would be operational in 2003, approximately the time when NeoPharm originally anticipated it would need to manufacture its lyophilized drug product candidates for Phase II/III clinical trials. In 2001, NeoPharm recorded the Promissory Note net of a valuation allowance of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%. As of December 31, 2002, the Company determined the Promissory Note was impaired and recorded a charge to fully reserve for the Promissory Note and related accrued interest. On August 18, 2003, NeoPharm presented Akorn with a formal “Notice of Default” on the Promissory Note. Because the carrying value of the Promissory Note was zero, there was no financial statement impact as a result of any event of default under, or non-payment of, the Promissory Note. In September 2003, Akorn advised NeoPharm that it wished to refinance its senior debt with a new senior lender, which lender would require NeoPharm to subordinate its debt. In order to preserve the possibility of collecting Akorn’s debt to NeoPharm, NeoPharm and Akorn entered into an Amended and Restated Promissory Note in consideration of a higher rate of interest (which would now equal that to be charged by the new senior lender, which is the prime rate plus 175 basis points) and the possibility of accelerated mandatory repayments once Akorn’s senior debt was repaid in full.  NeoPharm also agreed to waive Akorn’s default, to allow Akorn until October 2004 to provide the manufacturing rights and to subordinate Akorn’s indebtedness to NeoPharm to Akorn’s indebtedness to its new senior lender. Akorn’s refinancing was completed on October 7, 2003. On October 6, 2004, NeoPharm presented Akorn with a formal “Notice of Default” on the Amended and Restated Promissory Note resulting from Akorn’s failure to meet its obligations under the Processing Agreement. Because the carrying value of the Promissory Note was zero, there was no financial statement impact as a result of anyevent of default under, or non-payment of, the Promissory Note.

8.   EMPLOYEE TERMINATION BENEFITS

In an effort to decrease expenses, the Company reduced its workforce by a total of 30 employees (approximately 23%) in November 2004, consisting of 26 employees from its research and development groups and 4 employees from the administrative group. Terminated employees were eligible to receive salary continuation through December 31, 2004, severance, 2004 earned bonus, Company paid insurance benefits and outplacement services. All $1,149,277 of employee termination costs were expensed in 2004 and are reported under the caption “Employee termination costs” in the Company’s consolidated statement of operations. Amounts accrued as of December 31, 2004 will be paid out by February 28, 2005. The total costs associated with the reduction in workforce are summarized in the following table:

Description	Total Provision	Amounts Paid	Accrued as of December 31, 2004
Employee termination costs	$1,149,277	$388,518	$760,759

9.   COMMITMENTS

License and Research Agreements—From time to time the Company enters into license and research agreements with third parties. As of December 31, 2004, the Company had significant agreements with three parties, as described below.

Georgetown University—The Company has entered into three license agreements with Georgetown University whereby the Company obtained an exclusive worldwide license to use certain technologies. In exchange for the grant of these exclusive licenses, the Company will pay Georgetown beginning with the first commercial sale of a product incorporating the licensed technologies, a royalty, ranging from 2.50% to 5.00%, on net sales by the Company of products incorporating any such technologies. The royalty will be payable for the life of the related patents. Additionally, the Company may be obligated to make milestone payments totaling $1,500,000 upon achievement of certain development objectives.

In addition, the Company has entered into two annually renewable contract research agreements with Georgetown that expire in February 2005, and was obligated to pay Georgetown an aggregate of $500,000 in 2004 under the agreements. Under the annual contract research agreements, which can be terminated upon 90 days written notice by either party, the Company is obligated to pay or reimburse Georgetown for all direct and indirect costs associated with research on specific projects. In return, with respect to any project for which an NDA is ultimately approved, the Company retains all rights to all inventions, developments, discoveries and other proprietary ideas which are first conceived, discovered or developed during the conduct of the research upon making a one time payment of up to $175,000 to Georgetown.

National Institutes of Health—The Company entered into an exclusive worldwide licensing agreement with the NIH to develop and commercialize IL13-PE38QQR (cintredekin besudotox). The agreement required the Company to pay NIH a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000, which increase to $25,000 after the first commercial sale. The agreement further provides for milestone payments of up to $585,000 to be paid by the Company to NIH and royalties of up to 4.00% based on future product sales. The Company made its first milestone payment of $25,000 to NIH in November 1999 after the filing of the U.S. Investigational New Drug (“IND”) application for IL13-PE38QQR. The Company is required to pay the costs of filing and maintaining product patents on the licensed products. The agreement shall extend to the expiration of the last to expire of the patents on the licensed products, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and the Company. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either party may unilaterally terminate by giving advanced notice.

U.S. Food and Drug Administration—In 1997 the Company entered into a CRADA with the FDA. Pursuant to the CRADA, the Company committed to work to commercialize the IL13-PE38QQR chimeric protein which it licensed from NIH. The FDA agreed to collaborate on the clinical development and commercialization of IL13-PE38QQR. In January 2001, the parties agreed to expand the scope of the CRADA and increase the Company’s funding requirement to $400,000 per year and extend the term of the agreement through December 31, 2003. In 2004, the parties agreed to reduce the funding under the CRADA for 2004 to $230,000. Funding for the CRADA expired on December 31, 2004. However, both the Company and the FDA are involved in negotiations to renew the Company’s funding of the CRADA in 2005.

Lease Commitments—The Company has several noncancelable operating leases, for its office space and research and development facility, which expire over the next four years. These leases generally contain renewal options for periods up to 60 months and require the Company to pay all executory costs such as maintenance and insurance. Rental payments include minimum rentals plus contingent rentals based on common area maintenance expenses and property taxes.

Rental expense for the three most recent fiscal years consisted of the following:

	2004	2003	2002
Minimum rentals	$532,263	$532,306	$494,352
Contingent rentals	195,104	188,849	174,341
Rental expense	$727,367	$721,155	$668,693

Future minimum lease payments under noncancelable operating leases (with initial or remaining terms in excess of one year) as of December 31, 2004 are:

Operating leases
Year ending December 31:
2005	$550,732
2006	269,597
2007	274,141
2008	74,842
2009	—
Later years	—
Total minimum lease payments	$1,169,312

Termination and Employment Agreements—On June 17, 2004, James M. Hussey resigned as the Company’s President, Chief Executive Officer and a member of the Board of Directors. In accepting Mr. Hussey’s resignation, the Board of Directors authorized the Company to enter into a Separation Agreement and Full Release of all Claims (the “Separation Agreement”) with Mr. Hussey. Under the terms of the Separation Agreement, Mr. Hussey will receive a salary continuance for 12 months based upon his annual base salary at the time of his resignation ($339,768), Company paid insurance premiums under the Company’s medical insurance plan, plus a payment of 50% of Mr. Hussey’s target milestone bonus when 2004 bonuses are paid to the Company’s employees. The salary continuance and medical insurance premium payments will cease at such time as Mr. Hussey accepts full-time employment or the first date that Mr. Hussey provides consulting or other services to any other pharmaceutical or biotechnology organization. Additionally, Mr. Hussey agreed to serve as a consultant to the Company for a period of up to 24 months or upon the termination of the Separation Agreement, whichever is earlier, during which time all options previously granted to Mr. Hussey continue to vest and remain exercisable until 90 days after termination as a consultant. For the year ended December 31, 2004, the Company recorded compensation expense of $736,803 relating to the options previously granted to Mr. Hussey that continue to vest during the term of the consulting agreement.

On June 17, 2004, NeoPharm also entered into an Employment Agreement with Gregory P. Young to serve as the Company’s President, Chief Executive Officer and a Director in place of Mr. Hussey. Under the terms of the Employment Agreement, effective July 12, 2004, Mr. Young receives an annual base salary of $325,000 and a sign-on bonus of $97,500. The sign-on bonus was payable in two installments, with the first $25,000 installment paid upon commencement of employment on July 12, 2004 and the second installment of $72,500 payable on February 15, 2005. Mr. Young is also entitled to an annual performance-based milestone bonus payment, a monthly car allowance of $600, and an annual reimbursement of up to $3,000 for the cost of financial and estate planning. Additionally, upon commencing his employment on July 12, 2004, Mr. Young received a stock option grant of 250,000 shares with a grant price of 85% of the Company’s closing stock price on July 12, 2004. These options vest in four equal annual installments on the anniversary of the option grant date. The Employment Agreement also allows for additional specified option grants of up to 350,000 shares in the future if the Company’s common stock reaches certain pre-determined closing price levels. Mr. Young resigned as the Company’s President and CEO on March 8,

2005. Under the terms of a Separation Agreement with Mr. Young, his options will continue to vest for a period of 12 months, resulting in the anticipated vesting of 62,500 options. All other options granted to Mr. Young are expected to be forfeited.

Defined Contribution Retirement Plan (401(k) Plan)—The Company sponsors a 401(k) Plan covering all full-time employees. Participants may contribute up to legal limitations. The 401(k) Plan provides for Company match contributions of 50% of employee contributions up to 3% of the employee’s eligible compensation. The Company match contributions were $306,130, $226,541 and $167,768 for the years ended December 31, 2004, 2003, and 2002, respectively.

10.   CONTINGENCIES

The Company has been named in several putative class action lawsuits (the” Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, the former Chairman of the Company, and James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern District. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the Class Action Suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to again make Dr. Kapoor a defendant, and reallege that certain pre-class period statements are actionable. The Company intends to oppose both motions. No trial date has been set and discovery is ongoing. Management is unable to estimate the potential outcome or a range of possible losses, if any. In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

On March 26, 2004, the Company received a letter from the Securities and Exchange Commission (SEC) stating that the SEC is conducting a formal investigation of the Company. The SEC stated in its letter that it had made no determination of any violation of law by the Company or any individual at this time. Previously, this matter had been the subject of an informal SEC inquiry. The Company continues to fully cooperate with the SEC and intends to do so in order to bring this ongoing inquiry to a conclusion as promptly as possible. The Company believes the investigation is an outgrowth of the arbitration claim filed by the Company against Pharmacia (now Pfizer) regarding the development of its LEP and LED drug product candidates and the Class Action Suits which have been filed against the Company relating to its public statements regarding the development of LEP. The Company cannot predict with certainty the direction the investigation will take or its ultimate outcome, and therefore is unable to determine whether the results of the investigation will have a material adverse impact on the Company’s results of operations or financial position.

The pharmaceutical industry has traditionally experienced difficulty in maintaining product liability insurance coverage at desired levels. To date, no significant product liability suit has ever been filed against the Company. However, if a suit was filed and a judgment entered against the Company, it could have a material adverse effect upon the Company’s operations and financial condition. While the Company maintains insurance to cover the use of its drug product candidates in clinical trials, the Company does not maintain insurance covering the sale of its drug product candidates, nor is there any assurance that it will be able to obtain or maintain such insurance on acceptable terms or with adequate coverage against potential liabilities.

11.   SUBSEQUENT EVENTS

On March 8, 2005, Mr. Gregory P. Young resigned as President and CEO, and as a director of the Company. Mr. Ronald G. Eidell, an independent member of the Company’s Board of Directors, was elected to serve as interim President and CEO while the Company conducts a search to replace Mr. Young.

On March 10, 2005, the Company and Mr. Eidell agreed to the principal terms under which Mr. Eidell will be employed on an interim basis. Under the terms, Mr. Eidell will receive a base salary of $325,000 until a successor is named or Mr. Eidell is terminated, 80,000 stock options, monthly transportation allowance of $1,500, eligibility in benefit programs, and eligibility for a performance bonus.

On March 11, 2005, the Company and Mr. Young entered into a Separation Agreement and Full Release of All Claims. Under the agreement, Mr. Young will receive 12 months salary continuance, medical insurance for 12 months, and his stock options will continue to vest over the 12 month agreement. Mr. Young has the right to revoke the agreement within seven days of the effective date of the agreement (March 11, 2005).

12.   QUARTERLY FINANCIAL DATA (unaudited)

The following table summarizes the quarterly financial data for the years ended December 31, 2004 and 2003:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004 quarters
Revenues	$12,200	$19,080	$84,740	$40,760
Gross margin	11,956	18,782	81,274	$39,532
Research and development expenses	(11,249,227)	(12,008,378)	(10,621,195)	$(10,634,137)
Selling, general, administrative and related party expenses	(3,235,433)	(3,018,566)	(3,712,207)	$(3,251,409)
Employee termination costs	—	—	—	$(1,149,277)
Loss from operations	(14,472,704)	(15,008,162)	(14,252,128)	$(14,995,291)
Net loss	(14,247,190)	(14,759,479)	(13,954,570)	$(14,647,470)
Net loss per share basic and diluted	$(0.65)	$(0.63)	$(0.60)	$(0.63)
2003 quarters
Revenues	$—	$—	$—	$—
Gross margin	—	—	—	—
Research and development expenses	(7,108,556)	(8,767,286)	(9,164,262)	(9,222,163)
Selling, general, administrative and related party expenses	(4,443,576)	(7,916,096)	(3,203,950)	(3,780,645)
Loss from operations	(11,552,132)	(16,683,382)	(12,368,212)	(13,002,808)
Net loss	(11,267,240)	(16,428,828)	(12,219,597)	(12,875,434)
Net loss per share basic and diluted	$(0.60)	$(0.87)	$(0.65)	$(0.68)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NeoPharm, Inc.:

Under the date of March 14, 2005, we reported on the consolidated balance sheets of NeoPharm, Inc. and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 14, 2005

NEOPHARM, INC. AND SUBSIDIARY

Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2004, 2003, and 2002

Valuation allowance for note receivable
Balance at December 31, 2002	$2,189,281
Charged to operations	—
Balance at December 31, 2003	2,189,281
Charged to operations	—
Balance at December 31, 2004	$2,189,281