Form 10-K/A
period 2004-12-31
NEOPHARM INC
filed 2005-04-29
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

NeoPharm, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (which was filed with the Securities and Exchange Commission on March 16, 2005) pursuant to an exemptive order issued by the Securities and Exchange Commission (SEC Release No. 34-50754). In accordance with the exemptive order, the Company is permitted to include management’s annual report on internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm in an amendment to its annual report on Form 10-K not later than forty-five days after the prescribed period for filing such Annual Report on Form 10-K. In compliance with the exemptive order, the Company is filing this Amendment to include:

•                  management’s annual report on internal control over financial reporting, and

•                  a Report of Independent Registered Public Accounting Firm relating to the Company’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting.

As a result of this Amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed, re-filed, and re-furnished as of the date of this Amendment; and (2) a Consent of Independent Registered Public Accounting Firm dated April 28, 2005 to the incorporation by reference in registration statements of the Company of their report related to our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and the effectiveness of our internal control over financial reporting as of December 31, 2004 is being filed.

Except for the amendments described above, this Amendment does not modify or update the Company’s previously reported financial statements and other financial disclosures in, or exhibits to, the original filing. Unaffected items have not been repeated in this Amendment.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and its consolidated subsidiary, particularly during the period in which this report is being prepared. From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control over Financial Reporting

The management of NeoPharm, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability and preparation of published financial statements in accordance with U.S. generally accepted accounting principles.  All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, the Company believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by the Company’s independent registered public accounting firm whose report follows this report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NeoPharm, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that NeoPharm, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NeoPharm, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NeoPharm, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, NeoPharm, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeoPharm, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

April 28, 2005

Item 15(a)(3) Exhibit List

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

23.1	Consent of Independent Registered Public Accounting Firm.

**23.2	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer.

**31.2	Certification of Chief Financial Officer.

**32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

**32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

*                 Denotes management contract or compensatory plan or arrangement.

**          Filed herewith

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

Signature	Title	Date

/s/ ERICK E. HANSON	Director, Chairman of the Board	April 29, 2005
Erick E. Hanson

/s/ RONALD G. EIDELL	Director, President, and Chief Executive	April 29, 2005
Ronald G. Eidell	Officer (Principal Executive Officer)

/s/ FRANK C. BECKER	Director	April 29, 2005
Frank C. Becker

/s/ BERNARD A. FOX	Director	April 29, 2005
Bernard A. Fox

/s/ PAUL E. FREIMAN	Director	April 29, 2005
Paul E. Freiman

/s/ JOHN N. KAPOOR	Director	April 29, 2005
John N. Kapoor

/s/ KAVEH T. SAFAVI	Director	April 29, 2005
Kaveh T. Safavi

/s/ LAWRENCE A. KENYON	Chief Financial Officer (Principal	April 29, 2005
Lawrence A. Kenyon	Financial Officer and Principal
Accounting Officer)