Form 10-Q
period 2005-03-31
NEOPHARM INC
filed 2005-05-10
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No  ☐

As of April 30, 2005 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	23,548,855

NEOPHARM, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,364,828	$63,106,655
Trade accounts receivable	—	10,888
Inventories	7,360	5,736
Prepaid expenses	738,621	1,108,282
Other receivables	334,203	308,087
Total current assets	55,445,012	64,539,648
Fixed assets, net of accumulated depreciation	2,561,505	2,894,723
Total assets	$58,006,517	$67,434,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,440	$398,505
Accrued clinical trial expense	4,985,107	4,634,618
Accrued compensation	1,312,213	3,227,230
Other accrued expenses	1,059,327	940,343
Deferred and unearned revenue	249,400	—
Total current liabilities	7,814,487	9,204,096

Deferred revenue, less current portion	1,840,495	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 23,548,855 and 23,372,755 shares issued and outstanding, respectively	5,053	5,013
Additional paid-in capital	248,510,783	247,525,290
Accumulated deficit	(200,164,301)	(189,300,028)
Total stockholders’ equity	48,351,535	58,230,275
Total liabilities and stockholders’ equity	$58,006,517	$67,434,371

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Consolidated Statements of Operations
Three Month Periods Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

License fee revenue	$27,500	$—
Collaboration revenue	37,500	—
Product revenue	6,300	12,200
Total revenue	71,300	12,200

Expenses:
Cost of product revenue	290	244
Research and development	8,073,761	11,249,227
Selling, general and administrative	3,233,309	3,200,069
Related party expenses	—	35,364
Total expenses	11,307,360	14,484,904

Loss from operations	(11,236,060)	(14,472,704)

Interest income	371,787	225,514
Net loss	$(10,864,273)	$(14,247,190)
Net loss per share —
Basic and diluted	$(0.46)	$(0.65)
Weighted average shares outstanding —
Basic and diluted	23,469,462	21,911,987

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Consolidated Statements of Cash Flows
Three Month Periods Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net loss	$(10,864,273)	$(14,247,190)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	333,764	329,671
Stock-based compensation expense	341,072	147,814
Loss on retirement of equipment and furniture	6,773	—
Changes in assets and liabilities:
Decrease in current assets	352,809	362,511
Increase/(decrease) in current liabilities	(1,389,609)	1,148,331
Increase in deferred revenue	1,840,495	—
Net cash and cash equivalents used in operating activities	(9,378,969)	(12,258,863)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	892,749
Proceeds from sales of marketable securities	—	2,362,413
Purchase of equipment and furniture	(7,319)	(139,202)
Net cash and cash equivalents (used in) provided by investing activities	(7,319)	3,115,960

Cash flows from financing activities:
Proceeds from issuance of common stock	—	73,472,948
Proceeds from exercise of stock options	644,461	436,095
Net cash and cash equivalents provided by financing activities	644,461	73,909,043

Net (decrease)/increase in cash and cash equivalents	(8,741,827)	64,766,140
Cash and cash equivalents, beginning of period	63,106,655	36,958,941
Cash and cash equivalents, end of period	$54,364,828	$101,725,081

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Basis of Presentation and New Accounting Pronouncements

The financial information herein is unaudited. The balance sheet as of December 31, 2004 is derived from audited financial statements.

The accompanying unaudited financial statements of NeoPharm, Inc. and subsidiary (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2005, and the results of their operations and their cash flows for the three months ended March 31, 2005 and 2004.  The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of operating results for fiscal 2005 or future interim periods.

The consolidated financial statements include the accounts of NeoPharm, Inc. and its wholly owned subsidiary, NeoPharm EU Limited. NeoPharm EU Limited was created in 2004 to comply with regulatory requirements enacted for clinical trials conducted in the European Union. This subsidiary has nominal assets and had not conducted any business. All significant intercompany accounts and transactions are eliminated in consolidation.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K and Amendment No. 1 filed on Form 10-K/A filed with the Securities and Exchange Commission (SEC).

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, a revision of SFAS No. 123, which requires the use of the fair value method of accounting for stock-based employee compensation effective for all awards granted, modified, repurchased, or cancelled.  This standard is now effective for the first annual reporting period beginning after June 15, 2005.  The standard provides for a prospective application of its provisions. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated under the disclosure provisions of SFAS No. 123.  The Company is currently evaluating the impact the adoption of SFAS No. 123R will have on its financial position, results of operations and cash flows.

Note 2  Stock-based Compensation

The Company applies the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options.  Under this method, compensation expense is measured on the date of grant if the current market price of the underlying stock exceeded the exercise price or when the number of shares and exercise price are known if both are not determinable at the date of grant. Compensation expense for fixed stock options is recognized ratably over the vesting period.  SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net loss if the fair-value method had been applied in each period:

	For the three months ended:
	March 31, 2005	March 31, 2004

Net loss, as reported	$(10,864,273)	$(14,247,190)
Add stock-based employee compensation expense included in reported net loss(1)	152,719	147,814
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(184,020)	(1,942,255)
Pro forma net loss	$(10,832,972)	$(16,041,631)

Basic and diluted loss per share of common stock
As reported	$(0.46)	$(0.65)
Pro forma	$(0.46)	$(0.73)

(1)           Value of restricted stock granted to non-employee directors and compensation expense relating to options granted to an executive at 85% of fair value.

Note 3  Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included with cash are cash equivalents of $53,278,473 and $62,919,437 as of March 31, 2005 and December 31 2004, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Note 4  Inventory

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

 Inventory at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004

Finished goods on hand	$7,068	$5,413
Inventory subject to return	292	323

	$7,360	$5,736

Inventory subject to return represents NeoPhectin products shipped to wholesale customers that have not been recognized as revenue.

Note 5  Fixed Assets

Fixed assets are recorded at cost and are depreciated using the straight line method over their estimated useful lives. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place. Total depreciation expense for the three month periods ended March 31, 2005 and 2004, was $333,764 and $329,671, respectively.

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

Note 6  Stockholders' Equity

The Company maintains a Stockholder Rights Plan whereby rights to purchase shares of Series A Participating Preferred Stock become exercisable by the Company’s stockholders after any non-excluded party acquires, or announces intentions to acquire, 15% or more of the Company’s outstanding common stock.

On January 27, 2004, the Company received proceeds of $73,980,938 (net of the underwriting discounts and commissions of $4,722,188, but before expenses of $507,990) by issuing 4,312,500 shares of common stock in a public offering.

Note 7 Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

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

The Company enters into collaboration and technology licensing arrangements, which contain multiple deliverables. Under the provisions of Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company evaluates whether these deliverables constitute separate units of accounting to which total arrangement consideration is allocated. A deliverable qualifies as a separate unit of accounting when the item delivered to the customer has standalone value, there is objective and reliable evidence of fair value of items that have not been delivered to the customer, and, if there is a general right of return for the items delivered to the customer, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company. Arrangement consideration is allocated to units of accounting on a relative fair basis or the residual method if the Company is unable to determine the fair value of all deliverables in the arrangement. Consideration allocated to a unit of accounting is limited to the amount that is not contingent upon future performance by the Company. Upon determination of separate units of accounting and allocated consideration, the general criteria for revenue recognition are applied to each unit of accounting. In instances where an arrangement provides for up-front non-refundable payments, the Company recognizes these payments ratably over the term of the contract or expected period of performance, whichever is longer.

The Company has entered into collaboration and license agreements with third parties.  The collaboration agreement provides for an upfront nonrefundable payment to the Company of $150,000 as well as an additional $350,000, upon delivery of a customized formulation of NeoPhectin to the customer.  The Company received the upfront nonrefundable payment during the first quarter of 2005 and is recognizing this payment as revenue ratably over the expected term of the agreement.  The Company has also entered into an agreement with Nippon Kayaku Co., Ltd. in which the development and commercialization rights in Japan for cintredekin besudotox were licensed.  The Company received a $2 million upfront nonrefundable fee in January 2005 and is entitled to receive future additional fees, milestone payments, and royalties.  Nippon Kayaku Co., Ltd. is responsible for all development costs in Japan.  The Company has agreed to provide or arrange for contract manufacture of a commercial supply of cintredekin besudotox upon receipt of marketing approval by Nippon Kayaku Co., Ltd.  The upfront nonrefundable fee received by the Company is being recognized as revenue ratably over the estimated life of the agreement.

Note 8 Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the three months ended:
	March 31, 2005	March 31, 2004
Numerator:
Net loss	$(10,864,273)	$(14,247,190)

Denominator:
Weighted average shares outstanding	23,469,462	21,911,987

Loss per share - basic and diluted	$(0.46)	$(0.65)

Potential common share equivalents:
Stock options	3,572,677	3,433,091

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are the same, since the effect of all potential common share equivalents is anti-dilutive.

Note 9  Transactions with Related Parties

The following table provides further information about related party expenses reflected in the consolidated statements of operations.

		For the three months ended:
Related Party	Expense Type	March 31, 2005	March 31, 2004
Akorn, Inc.	Consulting	$—	$3,750
E.J. Financial Enterprises	Consulting	—	31,250
E.J. Financial Enterprises	Direct Expenses	—	364
Total related party expenses		$—	$35,364

Prior to June 30, 2004, the Company received management consulting services from EJ Financial Enterprises, Inc. (“EJ Financial”), a healthcare consulting and investment firm in which John N. Kapoor, Ph.D., a member of the Company’s Board of Directors and the Company’s former Chairman of the Board of Directors, is the sole stockholder. The consulting agreement with EJ Financial expired on June 30, 2004 and was not renewed.

The Company had entered into a consulting agreement with an individual who is also an employee of Akorn, Inc. NeoPharm’s former Chairman of the Board of Directors and a current Director is also the Chairman of the Akorn Board of Directors. The consulting agreement was terminated in 2004.

In December 2001, NeoPharm entered into a transaction whereby NeoPharm loaned to Akorn, Inc., a Louisiana corporation, $3,250,000 to assist Akorn in the completion of its lyophilized products manufacturing facility in Decatur, Illinois. Dr. Kapoor,  a member of the Company’s Board of Directors and the Company’s former Chairman of the Board of Directors, is the Chairman of the Akorn Board of Directors and holds a substantial stock position in both companies. In connection with the loan transaction, NeoPharm entered into the following agreements: Promissory Note, dated December 20, 2001, in the original principal amount of $3,250,000 by Akorn to NeoPharm; Processing Agreement, dated December 20, 2001, by and between Akorn and NeoPharm; Subordination and Intercreditor Agreement, dated December 20, 2001, by and between John N. Kapoor, as Trustee under The John N. Kapoor Trust, dated September 20, 1989 and NeoPharm; and a Subordination, Standby and Intercreditor Agreement, dated December 20, 2001, by and among Akorn, Akorn (New Jersey), Inc., The Northern Trust Company and NeoPharm. The Promissory Note issued by Akorn was due in December 2006, and accrued interest at a rate equal to that received on the Company’s investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt. The Processing Agreement grants NeoPharm access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at most favored customer pricing, upon completion of the facility. The Processing Agreement also provided that Akorn was to begin providing lyophilization services on or before June 30, 2003. At the time these transactions were entered into, Akorn represented that the manufacturing facility would be operational in 2003, approximately the time when NeoPharm originally anticipated it would need to manufacture its lyophilized drug product candidates for Phase II/III clinical trials. In 2001, NeoPharm recorded the Promissory Note net of a valuation allowance of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%. As of December 31, 2002, the Company determined the Promissory Note was impaired and recorded a charge to fully reserve for the Promissory Note and related accrued interest. On August 18, 2003, NeoPharm presented Akorn with a formal “Notice of Default” on the Promissory Note. Because the carrying value of the Promissory Note was zero, there was no financial statement impact as a result of any event of default under, or non-payment of, the Promissory Note. In September 2003, Akorn advised NeoPharm that it wished to refinance its senior debt with a new senior lender, which lender would require NeoPharm to subordinate its debt. In order to preserve the possibility of collecting Akorn’s debt to NeoPharm, NeoPharm and Akorn entered into an Amended and Restated Promissory Note in consideration of a higher rate of interest (which would now equal that to be charged by the new senior lender, which is the prime rate plus 175 basis points) and the possibility of accelerated mandatory repayments once Akorn’s senior debt was repaid in full. NeoPharm also agreed to waive Akorn’s default, to allow Akorn until October 2004 to provide the required manufacturing rights and to subordinate Akorn’s indebtedness to NeoPharm to Akorn’s indebtedness to its new senior lender. Akorn’s refinancing was completed on October 7, 2003. On October 6, 2004, NeoPharm presented Akorn, with a formal “Notice of Default” on the Amended and Restated Promissory Note resulting from Akorn’s failure to meet its obligations under the Processing Agreement. Because the carrying value of the Promissory Note was zero, there was no financial impact as a result of any event of default under, or non-payment of, the Promissory Note.

Note 10 Employee Termination Benefits

In an effort to decrease expenses, the Company reduced its workforce by a total of 30 employees (approximately 23%) in November 2004, consisting of 26 employees from its research and development groups and 4 employees from the administrative group. Terminated employees were eligible to receive salary continuation through December 31, 2004, severance, 2004 earned bonus, Company paid insurance benefits and outplacement services. All $1,149,277 of employee termination costs were expensed in 2004 and no additional amounts were expensed in 2005.  $760,759 of termination costs accrued as of December 31, 2004 were paid during the first quarter of 2005.

Note 11 Commitments

On April 25, 2005, the Company and Mr. Ronald G. Eidell finalized an employment agreement (Employment Agreement) under which Mr. Eidell is employed, on an interim basis, as the Company’s President and Chief Executive Officer (CEO).  Mr. Eidell had been serving as President and CEO since March 8, 2005 under a principal terms employment agreement (PTA) executed between the Company and Mr. Eidell on March 10, 2005, which has now been superceded by the terms of the Employment Agreement.  Under the Employment Agreement, Mr. Eidell will receive a base salary of $260,000.  Under the PTA, Mr. Eidell had agreed to a base salary of $325,000, subject, however, to the Company entering into a separate agreement with Tatum CFO Partners LLP (Tatum), of which Mr. Eidell continues to be a partner, providing for up to 20% of Mr. Eidell’s base salary and bonus, if any, to be remitted to Tatum.  Under the terms of a separate agreement, an annualized amount of $65,000, prorated for the period of Mr. Eidell’s employment by the Company, is to be paid to Tatum.  The amount of the payment toTatum has been deducted from the PTA base salary figure of $325,000, resulting in the new base salary of $260,000 under the Employment Agreement.  Additionally, Mr. Eidell is entitled to an annual performance-based milestone bonus payment, of which 20% would be payable to Tatum, as per the agreement, and a monthly transportation allowance of $1,500.  On March 10, 2005, Mr. Eidell received a stock option grant of 80,000 shares at an exercise price equal to the closing price of the Company’s stock on that date.  The stock options shall vest upon the termination of the Employment Agreement as a result of Mr. Eidell’s resignation to allow a new permanent CEO to take office or, if the Employment Agreement has not yet ended, one year from the date of grant, whichever occurs earlier.

On June 17, 2004, NeoPharm entered into an Employment Agreement with Gregory P. Young to serve as the Company’s President, Chief Executive Officer and a Director. Mr. Young resigned as the Company’s President and CEO, and as a director, on March 8, 2005, and the Company entered into a Separation Agreement and Full Release of All Claims (the Separation Agreement) with Mr. Young. Under the terms of the Separation Agreement, Mr. Young will receive a salary continuance for 12 months based upon his annual base salary at the time of his resignation ($325,000) and Company paid insurance premiums under the Company’s medical insurance plan. The salary continuance and medical insurance premium payments will cease at such time as Mr. Young accepts full-time employment or the first date that Mr. Young provides consulting or other services to certain other competing pharmaceutical or biotechnology organizations, other than a charitable entity. Additionally, Mr. Young agreed to serve as a consultant to the Company for a period of up to 12 months or upon the termination of the Separation Agreement, whichever is earlier, during which time all options previously granted to Mr. Young continue to vest and remain exercisable until 90 days after termination as a consultant, resulting in the expected vesting of 62,500 options. All other options granted to Mr. Young are expected to be forfeited.  For the three month period ended

March 31, 2005, the Company recorded compensation expense of $24,814 relating to the options granted to Mr. Young that continue to vest during the term of the consulting agreement.

On June 17, 2004, James M. Hussey resigned as the Company’s President, Chief Executive Officer and a member of the Board of Directors. In accepting Mr. Hussey’s resignation, the Board of Directors authorized the Company to enter into a Separation Agreement and Full Release of all Claims (the “Hussey Agreement”) with Mr. Hussey. Under the terms of the Hussey Agreement, Mr. Hussey will receive a salary continuance for 12 months based upon his annual base salary at the time of his resignation ($339,768), Company paid insurance premiums under the Company’s medical insurance plan, plus a payment of 50% of Mr. Hussey’s target milestone bonus when 2004 bonuses are paid to the Company’s employees. The salary continuance and medical insurance premium payments will cease at such time as Mr. Hussey accepts full-time employment or the first date that Mr. Hussey provides consulting or other services to a competing pharmaceutical or biotechnology organization. Additionally, Mr. Hussey agreed to serve as a consultant to the Company for a period of up to 24 months or upon the termination of the Hussey Agreement, whichever is earlier, during which time all options previously granted to Mr. Hussey continue to vest and remain exercisable until 90 days after termination as a consultant. All compensation expense associated with these options was recorded in 2004 due to the acceleration of vesting that occurred upon the execution of the Hussey Agreement. On March 11, 2005, the Company entered into an amendment to the Hussey Agreement in which Mr. Hussey agreed to accept the Company’s common stock as consideration in lieu of all remaining cash payments due to him under the Hussey Agreement. As of March 10, 2005, the effective date of the amendment, Mr. Hussey was owed $188,353, which translates, at the closing price of the Company’s common stock on March 10, 2005, to 23,692 shares of the Company’s common stock, which were issued to Mr. Hussey. Mr. Hussey will continue to provide consulting services to the Company until June, 17, 2006.

Note 12  Contingencies

The Company has been named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, former Chairman of the Company, and James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern District. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the Class Action Suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to again make Dr. Kapoor a defendant, and reallege that certain pre-class period statements are actionable. The Company opposed both motions.  No trial date has been set and discovery is ongoing. Management is unable to estimate the potential outcome or a range of possible losses, if any.  In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements made by NeoPharm, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, recruitment of patients, production and marketing of the Company’s drug candidates, including, but not limited to cintredekin besudotox, including the PRECISE trial, the marketing of non-drug products such as NeoPhectin™ and NeoPhectin-AT™, the ability of the Company to cut back on its expenditures in order to conserve its cash reserves, the ability of the Company to procure additional future sources of financing, uncertainty regarding the outcome of class action litigation against the Company, resolution of the ongoing SEC investigation, unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates that could slow or prevent products coming to market, the uncertainty of patent protection for the Company’s intellectual property or trade secrets, and other factors referenced under “Risk Factors” in the Company’s Annual Report on Form 10-K and Amendment No. 1 filed on Form 10-K/A for the fiscal year ended December 31, 2004.

The following should be read in conjunction with the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Risk Factors section included in the Company’s 2004 Annual Report on Form 10-K and Amendment No. 1 filed on Form 10-K/A.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from statements made.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers. Our corporate strategy is to become a leader in the research, development, and commercialization of new and innovative anti-cancer treatments. We currently operate at two locations, and had 93 full time employees as of March 31, 2005.  Our corporate headquarters and clinical development team are located in Lake Forest, Illinois, and our research and development facility is in Waukegan, Illinois.

Since we began doing business in June 1990, we have devoted our resources primarily to funding research and product development programs. To date, we have not received FDA approval of any of our drug product candidates.  We expect to continue to incur losses for the foreseeable future as we continue our research and development activities, which include the sponsorship of human clinical trials for our drug product candidates.  Until we are able to consistently generate revenue through the sale of drug or non-drug products, we anticipate that we will be required to fund the development of our pre-clinical compounds and drug product candidates primarily by other means, including, but not limited to, licensing the development rights to some of our drug product candidates to third parties, collaborating with third parties to develop formulations of their compounds using our technology, or selling Company issued securities.

In the first quarter ended March 31, 2005, management’s efforts were devoted to enrolling patients in the Phase III PRECISE clinical trial for our lead drug product candidate, cintredekin besudotox (IL13-PE38QQR), advancing our NeoLipid drug product candidates (LEP-ETU, LE-SN38, and LErafAON) through the clinical development process, engaging potential partners in discussions pertaining to potential licensing of our drug product candidates, and exploring potential opportunities to reduce expenses in an effort to further lower the amount of cash used in operations.  Significant events occurring during the first quarter of 2005 included the resignation of former President and Chief Executive Officer, Gregory P. Young, and the appointment of Ronald G. Eidell, a member of the Company’s Board of Directors, as interim President and Chief Executive Officer (CEO).  In March 2005, our Board of Directors initiated a search for a permanent President and CEO.

The PRECISE trial, our Phase III clinical trial for cintredekin besudotox for the treatment of glioblastoma multiforme (GBM), began in March 2004 with the enrollment of our first patient. As of April 30, 2005, 174 patients have been enrolled in the PRECISE trial. If enrollment continues at current levels, we would anticipate the completion of enrollment (approximately 300 patients total) for PRECISE in 2005 and the submission of a Biologics License Application (BLA) with the FDA in late 2006 seeking marketing approval of the drug. However, there can be no assurance the trial will meet its endpoint in the anticipated time period or that the FDA will approve the BLA without requiring additional supporting data. Assuming that we receive authorization to begin selling cintredekin besudotox, we currently anticipate the first sales of the product in 2007, at the earliest.  Enrollment also continues in our Phase I clinical trial of cintredekin besudotox for malignant glioma patients at initial diagnosis.

 During the first quarter of 2005, we continued the enrollment of patients in a clinical trial to assess whether LEP-ETU can be considered bioequivalent to paclitaxel, the active component of LEP-ETU. If so, we could be allowed to take advantage of a more expeditious path to submit an application for approval of LEP-ETU. Additionally, we continued our efforts to begin a Phase II clinical trial for LE-SN38 for patients suffering from colorectal cancer, which is expected to begin later in 2005. We also anticipate the completion in 2005 of our Phase I clinical trial of our LErafAON drug product candidate, depending on the number of dose levels studied.

It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in early stage, or PhaseI/II, clinical development, as well as the estimated  date such drug product candidates would be available for sale, if approved by the FDA. A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Because our lead drug product candidate, cintredekin besudotox, has entered a Phase III clinical trial, we are able to estimate that we will incur further direct expenses of approximately $14 million to complete the Phase III PRECISE study. Additional Phase I and Phase II expenses will also be incurred for cintredekin besudotox as we are conducting other clinical trials to investigate the potential to use cintredekin besudotox in other forms of glioblastoma multiforme in addition to recurrent glioblastoma multiforme.

The table below includes a summary of identified direct project costs incurred to date for our major research and development projects. Generally, identified project costs include expenses incurred specifically for clinical trials and pre-clinical studies we conduct, and exclude expenses incurred for salaries paid to our professional staff, overhead expenses for our Lake Forest and Waukegan facilities and general laboratory supplies used in our research, which are included as non-project specific.

Research Project	Costs Incurred in Current Quarter	Total Costs Incurred Since Beginning of Project
Cintredekin besudotox	$3,635,087	$42,605,694
LEP-ETU	791,648	4,815,023
LE-SN38	149,162	4,616,752
LErafAON	95,626	7,528,231
Non-project specific	3,402,238	N/A
Total research and development expenses	8,073,761	N/A

In order to decrease expenses, we reduced our workforce by a total of 30 employees (approximately 23%) in November 2004, consisting of 26 employees from our research and development groups and 4 employees from our selling, general, and administrative group. Terminated employees were eligible to receive continued salary and insurance benefits through December 31, 2004 (the termination date), 2004 earned bonus payable in February 2005 (contingent on Board of Directors’ approval of the 2004 bonus pool, which was subsequently given), two months severance pay in 2005, two months of Company paid medical insurance premiums paid in 2005, and outplacement services. The reduction in workforce resulted in approximately $0.8 million in payroll related savings in the quarter ended March 31, 2005 and it is estimated that the annual payroll related savings will approximate $3.8 million. The total costs associated with the reduction in workforce were approximately $1.1 million, all of which were expensed in the fourth quarter of 2004.

We successfully completed negotiations on two collaborations in December 2004. The first collaboration resulted in a payment to us of $150,000 during the first quarter of 2005 and, assuming we are able to provide a customized NeoPhectin formulation of their proprietary compound to our partner, a privately held biotechnology company, we anticipate receiving another $350,000 later this year. The collaboration allows us to negotiate a license agreement for any customized formulation using our NeoPhectin technology that may be developed commercially. Additionally, we entered into an exclusive license agreement with Nippon Kayaku Co., Ltd. for the Japanese development rights for cintredekin besudotox. In addition to the $2 million up-front licensing fee we received in January 2005, we have also contracted to receive future additional license fees, milestone payments and royalties. Nippon Kayaku is responsible for all development costs in Japan.

In addition to our ongoing efforts to enter into additional collaborations, we continue to monitor and analyze our expenses in an effort to further reduce our net loss. We currently estimate that the fiscal year 2005 net loss will be between $38 and $41 million, or $1.60 to $1.75 per share. However, we now expect that cash used in operations will be between $36 and $39 million for 2005. This compares to our fiscal year 2004 net loss of approximately $57.6 million, or $2.51 per share, and cash used in operations of approximately $52.2 million.

Results of Operations – Three Month Period Ended March 31, 2005 vs. Three Month Period Ended March 31, 2004.

The Company recorded product revenue of $6,300 for the three month period ended March 31, 2005 as compared to $12,200 for the three month period ended March 31, 2004.  The sole source of product revenue in both periods was from sales of NeoPhectin and NeoPhectin-AT.  During the three month period ended March 31, 2005, we also recognized a total of $65,000 of revenue as we recognized license and collaboration fees received in 2005.  No license fee or collaboration revenue was recognized in 2004.

Research and development expense for the three month period ended March 31, 2005 decreased by approximately $3.2 million as compared to the same period in 2004. The decrease in research and development expenses was primarily related to a significant reduction in the number of clinical trials being conducted by the Company in 2005, resulting in a reduction in expenses of approximately $1.7 million, reduced research and development payroll related expenses of approximately $0.8 million primarily resulting from the 2004 workforce reduction, and a reduction of approximately $0.7 million in expenses related to non-project specific research.

Selling, general and administrative expenses were approximately $3.2 million for the three month periods ended March 31, 2005 and March 31, 2004. For the three months ended March 31, 2005, the Company incurred approximately $0.4 million less of selling, general, and administrative expenses, which was offset by an accrual for costs of $0.4 million related to the separation agreement entered into between the Company and Greg Young, former President and CEO.

The Company generated interest income on cash and investments of approximately $0.4 million and $0.2 million for the three month periods ended March 31, 2005 and March 31, 2004, respectively.  The increase in interest income in 2005 was primarily due to increases in short-term interest rates.

As a result of the above items, net loss and basic and diluted loss per share for the three month periods ended March 31, 2005 and March 31, 2004 were approximately $10.9 million and $14.2 million, respectively, and $0.46 and $0.65, respectively.

Liquidity and Capital Resources

As of March 31, 2005, we had approximately $54.4 million in cash and cash equivalents and no debt. All excess cash is currently invested in marketable securities with less than three months to maturity. We currently believe that our cash on hand at March 31, 2005, should be adequate to fund our operations into at least the fourth quarter of 2006 at current and projected levels of development and general corporate activity. In January 2005, we received approximately $2.2 million for one time, nonrefundable collaboration and licensing fees. These fees have been recorded as “Deferred Revenue” on the Company’s Consolidated Balance Sheet at March 31, 2005 and are being recognized as revenue over the estimated life of the agreements.

The primary use of cash over the next 12-24 months will be to fund our clinical and pre-clinical research and development efforts. The most significant expenses will be incurred in relation to the PRECISE trial for our brain tumor drug product candidate, cintredekin besudotox. At the present time, we expect to spend approximately $14 million over the next 21 months to complete the PRECISE trial. Additional expenses are also expected to be incurred as we continue to move our Phase I and Phase II drug product candidates towards, and potentially into, Phase II and Phase III clinical trials.

We may seek to satisfy our future funding requirements through public or private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources. In January 2004, we received approximately $73.5 million, after underwriting fees and expenses, through the sale of common stock via a shelf registration.  Currently, the Company has the ability to issue approximately an additional $70 million, but this shelf registration will expire on December 17, 2005, and is conditioned on the Company’s timely filing of all required documents with the SEC. Although we do not currently anticipate needing to access our shelf registration prior to August 2005, our ability to do so could be hindered by our late filing in August 2004 of a request for extension for filing our quarterly report on Form 10-Q, though the report itself was filed within the extension period.  In addition, necessary financing may not be available when needed or on terms acceptable to us. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our research and development programs, relinquish rights to certain of our technologies, cancer drugs or products, or license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

NeoPharm has no debt, no capital leases, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value.

The following table summarizes our estimated contractual obligations as of March 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	$1,020,222	$470,822	$546,999	$2,401	$—
Clinical trial monitoring (CRO) agreements (1)	2,737,331	1,717,230	1,020,101	—	—
License agreements—milestone based payments(2)	2,525,000	475,000	600,000	350,000	1,100,000
Total	$6,282,553	$2,663,052	$2,167,100	$352,401	$1,100,000

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

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeded the exercise price or when the number of shares and exercise price are known if both are not determinable at the date of grant. Compensation expense for fixed stock options is recognized ratably over the vesting period.  SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. Significant judgments are required in determining an appropriate method for determining the fair value of stock-based compensation. The Company has elected to utilize the Black-Scholes option-pricing model to make the fair value determination. Inputs into the option-pricing model are subject to estimation that may affect the determination of fair value.

Revenue Recognition

The Company follows the provisions as set forth by current accounting rules, which primarily include Staff Accounting Bulletin (SAB) 104, Revenue Recognition, and Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Generally, revenue is recognized when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured

The Company provides for general rights of return of products sold to its distributors.  Appropriately determining revenue recognition when the general right of return exists requires the use of judgment in estimating the level of returns.  In certain circumstances, management may not be able to develop a reasonable estimate of the level of returns.  Making such a determination also requires the use of significant judgment.  Management has determined that given the limited sales history of NeoPhectin, the Company is currently unable to develop a reasonable estimate of the level of returns.  Accordingly, the Company is currently recognizing revenue for products shipped to its distributors upon the expiration of the right of return which occurs upon the earlier of shipment of product by the distributor to an end-user or, depending on the distributor, 60 to 180 days.

The Company has recently entered into collaboration and license agreements with third parties that contain multiple deliverables. Under the provisions of EITF 00-21, a determination must be made on each contract as to whether a deliverable constitutes a separate accounting unit. The amount of revenue to be recognized is based on the fair value for each unit of accounting within the arrangement. Management judgment is required to determine, based upon the facts and circumstances of each arrangement, whether or not each deliverable has standalone value and whether or not there exists a sufficient level of objective and reliable evidence of fair value of the deliverables.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2005, we did not own any derivative instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. As of March 31, 2005, we held total cash and cash equivalents of $54,364,828. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash and cash equivalents as of March 31, 2005, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $543,648.

Item 4 – Controls and Procedures

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are operating effectively as designed.

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company has been named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, former Chairman of the Company, and James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern District. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to again make Dr. Kapoor a defendant, and reallege that certain pre-class period statements are actionable. The Company opposed both motions.  No trial date has been set and discovery is ongoing. Management is unable to estimate the potential outcome or a range of possible losses, if any.  In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

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

NEOPHARM, INC.
Date: May 10, 2005	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)