Form 10-Q
period 2005-06-30
NEOPHARM INC
filed 2005-08-09
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No  ☐

As of July 31, 2005 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	23,596,623

NEOPHARM, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,304,819	$63,106,655
Trade accounts receivable	357,573	10,888
Inventories	4,771	5,736
Prepaid expenses	574,959	1,108,282
Other receivables	283,157	308,087
Total current assets	49,525,279	64,539,648
Fixed assets, net of accumulated depreciation	2,279,345	2,894,723
Total assets	$51,804,624	$67,434,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$288,911	$398,505
Accrued clinical trial expense	5,724,914	4,634,618
Accrued compensation	1,655,953	3,227,230
Other accrued expenses	1,097,088	940,343
Deferred and unearned revenue	—	3,400
Total current liabilities	8,766,866	9,204,096

Deferred revenue	2,000,000	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 23,596,623 and 23,372,755 shares issued and outstanding	5,063	5,013
Additional paid-in capital	248,854,297	247,525,290
Accumulated deficit	(207,821,602)	(189,300,028)
Total stockholders’ equity	41,037,758	58,230,275
Total liabilities and stockholders’ equity	$51,804,624	$67,434,371

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Collaboration revenue	$435,000	$—	$500,000	$—
Product revenue	19,600	19,080	25,900	31,280
Total revenue	454,600	19,080	525,900	31,280

Expenses:
Cost of product revenue	1,060	298	1,350	542
Research and development	7,960,917	12,008,378	16,034,678	23,257,605
Selling, general and administrative	3,051,288	2,984,560	6,284,597	6,184,629
Recovery of note receivable	(2,500,000)	—	(2,500,000)	—
Related party expenses	—	34,006	—	69,370
Total expenses	8,513,265	15,027,242	19,820,625	29,512,146

Loss from operations	(8,058,665)	(15,008,162)	(19,294,725)	(29,480,866)

Interest income	401,364	248,683	773,151	474,197

Net loss	$(7,657,301)	$(14,759,479)	$(18,521,574)	$(29,006,669)

Basic and diluted net loss per share	$(0.32)	$(0.63)	$(0.79)	$(1.28)

Basic and diluted weighted average shares outstanding	23,561,539	23,244,608	23,515,755	22,578,297

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(18,521,574)	$(29,006,669)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	680,095	678,898
Stock-based compensation expense	361,779	257,154
Loss on retirement of equipment and furniture	4,963	—
Changes in assets and liabilities:
Decrease in current assets	212,533	429,436
Increase/(decrease) in current liabilities	(248,877)	1,296,048
Increase in deferred revenue	2,000,000	—
Net cash and cash equivalents used in operating activities	(15,511,081)	(26,345,133)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	1,046,168
Proceeds from sales of marketable securities	—	3,120,183
Purchase of equipment and furniture	(69,680)	(382,315)
Net cash and cash equivalents (used in) provided by investing activities	(69,680)	3,784,036

Cash flows from financing activities:
Proceeds from issuance of common stock	—	73,472,948
Proceeds from exercise of stock options	778,925	683,185
Net cash and cash equivalents provided by financing activities	778,925	74,156,133

Net (decrease)/increase in cash and cash equivalents	(14,801,836)	51,595,036
Cash and cash equivalents, beginning of period	63,106,655	36,958,941
Cash and cash equivalents, end of period	$48,304,819	$88,553,977

Supplemental schedule of non-cash financing activities
Issuance of common stock in satisfaction of a liability	$188,353	$—

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1  Basis of Presentation

The financial information herein is unaudited. The balance sheet as of December 31, 2004 is derived from audited financial statements.

The accompanying unaudited condensed financial statements of NeoPharm, Inc. and subsidiary (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of the Company, the accompanying unaudited, condensed, consolidated interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2005, and the results of its operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of operating results for fiscal 2005 or future interim periods.

The unaudited, condensed, consolidated financial statements include the accounts of NeoPharm, Inc. and its wholly owned subsidiary, NeoPharm EU Limited. NeoPharm EU Limited was created in 2004 to comply with regulatory requirements enacted for clinical trials conducted in the European Union. This subsidiary has nominal assets and had not conducted any business. All significant intercompany accounts and transactions are eliminated in consolidation.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K and Amendment No. 1 filed on Form 10-K/A with the Securities and Exchange Commission (“SEC”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to current year presentation.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, a revision of SFAS No. 123, which requires the use of the fair value method of accounting for stock-based employee compensation effective for all awards granted, modified, repurchased or cancelled.  This standard is now effective for the first annual reporting period beginning after June 15, 2005.  The standard provides for a prospective application of its provisions.  Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption.  In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated under the disclosure provisions of SFAS No. 123.  The Company is currently evaluating the impact that the adoption of SFAS No. 123R will have on its financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to do so.  Unless early adoption is elected, SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154, if the need for such a change arises.

Note 2  Stock-based Compensation

The Company applies the intrinsic-value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options.  Under this method, compensation expense is measured on the date of grant if the current market price of the underlying stock exceeded the exercise price or when the number of shares and exercise price are known if both are not determinable at the date of grant. Compensation expense for fixed stock options is recognized ratably over the vesting period.  SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value method of accounting for stock-based employee compensation plans.  As allowed by SFAS

No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net loss if the fair-value method had been applied in each period:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(7,657,301)	$(14,759,479)	$(18,521,574)	$(29,006,669)
Add stock-based employee compensation expense included in reported net loss (1)	24,519	52,069	152,425	199,883
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(221,644)	(2,098,145)	(397,500)	(4,040,400)
Pro forma net loss	$(7,854,426)	$(16,805,555)	$(18,766,649)	$(32,847,186)

Basic and diluted loss per share of common stock
As reported	$(0.32)	$(0.63)	$(0.79)	$(1.28)
Pro forma	$(0.33)	$(0.72)	$(0.80)	$(1.45)

(1)           Value of restricted stock granted to non-employee directors and compensation expense relating to options granted to an executive at 85% of fair value.

Note 3  Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included with cash are cash equivalents of $47,670,996 and $62,919,437 as of June 30, 2005 and December 31 2004, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Note 4 Inventory

Inventory is comprised solely of finished goods associated with NeoPhectin and is stated at the lower of cost or market, as determined by the first in, first out method (“FIFO”).  Inventory cost consists of direct material and direct labor costs.  Since products are currently produced in the Company’s research and development facilities, the Company has not allocated any overhead costs as a product cost.  Application of overhead as a product cost is not material.

Inventory at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004

Finished goods on hand	$4,771	$5,413
Inventory subject to return	—	323

	$4,771	$5,736

Inventory subject to return represents NeoPhectin products shipped to wholesale customers that have not been recognized as revenue.

Note 5  Fixed Assets

Fixed assets are recorded at cost and are depreciated using the straight line method over their estimated useful lives. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place. Total depreciation and amortization expense for the three months ended June 30, 2005 and 2004, was $342,267 and $349,227, respectively.  Total depreciation and amortization expense for the six months ended June 30, 2005 and 2004 was $680,095 and $678,898, respectively.

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

Note 6  Stockholders’ Equity

The Company maintains a Stockholder Rights Plan whereby rights to purchase shares of Series A Participating Preferred Stock become exercisable by the Company’s stockholders after any non-excluded party acquires, or announces an intention to acquire, 15% or more of the Company’s outstanding common stock.

On January 27, 2004, the Company received proceeds of $73,980,938 (net of underwriting discounts and commissions of $4,722,188, but before expenses of $507,990) by issuing 4,312,500 shares of common stock in a public offering.

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

The Company enters into collaboration and technology licensing arrangements, which contain multiple deliverables. Under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company evaluates whether these deliverables constitute separate units of accounting to which total arrangement consideration is allocated. A deliverable qualifies as a separate unit of accounting when the item delivered to the customer has standalone value, there is objective and reliable evidence of fair value of items that have not been delivered to the customer, and, if there is a general right of return for the items delivered to the customer, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company. Arrangement consideration is allocated to units of accounting on a relative fair basis or the residual method if the Company is unable to determine the fair value of all deliverables in the arrangement. Consideration allocated to a unit of accounting is limited to the amount that is not contingent upon future performance by the Company. Upon determination of separate units of accounting and allocated consideration, the general criteria for revenue recognition are applied to each unit of accounting. In instances where an arrangement provides for up-front non-refundable payments that are not otherwise allocated to a unit of accounting, the Company recognizes these payments ratably over the term of the contract or expected period of performance, whichever is longer.

The Company has entered into collaboration and license agreements with third parties.  Under the terms of one of its collaboration agreements, the agreement provides for an upfront nonrefundable payment to the Company of $150,000 as well as an additional $350,000 upon delivery of a customized formulation of NeoPhectin to the customer.  The Company delivered the customized formulation in June 2005, and the Company has recognized the full contract amount as revenue.  The Company has also entered into an agreement with Nippon Kayaku Co., Ltd. (“Nippon”) in which the development and commercialization rights in Japan for cintredekin besudotox were licensed.  The Company received a $2 million upfront nonrefundable fee in January 2005 and is entitled to receive future additional fees, milestone payments and royalties.  Nippon is responsible for all development costs in Japan.  The Company has agreed to provide or arrange for contract manufacture of a commercial supply of cintredekin besudotox upon receipt of marketing approval by Nippon.  The upfront nonrefundable fee received by the Company will be recognized ratably as revenue once the general criteria for revenue recognition have been met for the unit of accounting to which the fee has been allocated.

Note 8 Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(7,657,301)	$(14,759,479)	$(18,521,574)	$(29,006,669)

Denominator:
Weighted average shares outstanding	23,561,539	23,244,608	23,515,755	22,578,297

Basic and dliuted loss per share	$(0.32)	$(0.63)	$(0.79)	$(1.28)

Potential common share equivalents:
Stock options	3,388,057	3,621,647	3,492,453	3,529,263

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are the same, since the effect of all potential common share equivalents is anti-dilutive.

Note 9  Transactions with Related Parties

The following table provides further information about related party expenses reflected in the condensed consolidated statements of operations.

		Three months ended		Six months ended
		June 30,		June 30,
Related Party	Expense Type	2005	2004	2005	2004
Akorn, Inc.	Consulting	$—	$2,500	$—	$6,250
E.J. Financial Enterprises	Consulting	—	31,250	—	62,500
E.J. Financial Enterprises	Direct expenses	—	256	—	620
		$—	$34,006	$—	$69,370

Prior to June 30, 2004, the Company received management consulting services from EJ Financial Enterprises, Inc. (“EJ Financial”), a healthcare consulting and investment firm in which John N. Kapoor, Ph.D., (“Dr. Kapoor”) a member of the Company’s Board of Directors and the Company’s former Chairman of the Board of Directors, and a significant stockholder of the Company, is the sole stockholder. The consulting agreement with EJ Financial expired on June 30, 2004 and was not renewed.

The Company had entered into a consulting agreement with an individual who is also an employee of Akorn, Inc. (“Akorn”).  Dr. Kapoor is also the Chairman of the Akorn Board of Directors, and a substantial stockholder in both Companies. The consulting agreement was terminated in 2004.

In December 2001, NeoPharm entered into a transaction whereby NeoPharm loaned to Akorn, a Louisiana corporation, $3,250,000 to assist Akorn in the completion of its lyophilized products manufacturing facility in Decatur, Illinois. In connection with the loan transaction, NeoPharm entered into the following agreements: Promissory Note, dated December 20, 2001, in the original principal amount of $3,250,000 by Akorn to NeoPharm; Processing Agreement, dated December 20, 2001, by and between Akorn and NeoPharm; Subordination and Intercreditor Agreement, dated December 20, 2001, by and between John N. Kapoor, as Trustee under The John N. Kapoor Trust, dated September 20, 1989 and NeoPharm; and a Subordination, Standby and Intercreditor Agreement, dated December 20, 2001, by and among Akorn, Akorn (New Jersey), Inc., The Northern Trust Company and NeoPharm. The Promissory Note issued by Akorn was due in December 2006, and accrued interest at a rate equal to that received on the Company’s investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt. The Processing Agreement granted NeoPharm access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at most favored customer pricing, upon completion of the facility. The Processing Agreement also provided that Akorn was to begin providing lyophilization services on or before June 30, 2003. At the time these transactions were entered into, Akorn represented that the manufacturing facility would be operational in 2003, approximately the time when NeoPharm originally anticipated it would need to manufacture its lyophilized drug product candidates for Phase II/III clinical trials. In 2001, NeoPharm recorded the Promissory Note net of a valuation allowance of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%. As of December 31, 2002, the Company determined the Promissory Note was impaired and recorded a charge to fully reserve for the Promissory Note and related accrued interest. On August 18, 2003, NeoPharm presented Akorn with a formal “Notice of Default” on the Promissory Note. Because the carrying value of the Promissory Note was zero, there was no financial statement impact as a result of any event of default under, or non-payment of, the Promissory Note. In September 2003, Akorn advised NeoPharm that it wished to refinance its senior debt with a new senior lender, which lender would require NeoPharm to subordinate its debt. In order to preserve the possibility of collecting Akorn’s debt to NeoPharm, NeoPharm and Akorn entered into an Amended and Restated Promissory Note in consideration of a higher rate of interest (which would equal that to be charged by the new senior lender, which was the prime rate plus 175 basis points) and the possibility of accelerated mandatory repayments once Akorn’s senior debt was repaid in full. NeoPharm also agreed to waive Akorn’s default, to allow Akorn until October 2004 to provide the required manufacturing rights and to subordinate Akorn’s indebtedness to NeoPharm to Akorn’s indebtedness to its new senior lender. Akorn’s refinancing was completed on October 7, 2003. On October 6, 2004, NeoPharm presented Akorn, with a formal “Notice of Default” on the Amended and Restated Promissory Note resulting from Akorn’s failure to meet its obligations under the Processing Agreement. Because the carrying value of the Promissory Note was zero, there was no financial impact as a result of any event of default under, or non-payment of, the Promissory Note.  On May 16, 2005, the Company and Akorn entered into a Note Repayment Agreement (“Repayment Agreement”) whereby the Company agreed to accept $2,500,000 as payment in full for all outstanding principal and interest due and owing under the Promissory Note, which has been paid.  In addition, the parties mutually agreed to terminate the Processing Agreement.  As a result of the Repayment Agreement, the Company recorded a $2,500,000 benefit which was recorded as “Recovery of Note Receivable” on the Company’s unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005.

Note 10 Employee Termination Benefits

In an effort to decrease expenses, the Company reduced its workforce by a total of 30 employees (approximately 23%) in November 2004, consisting of 26 employees from its research and development groups and 4 employees from the administrative group. Terminated employees were eligible to receive salary continuation through December 31, 2004, severance, 2004 earned bonus, Company paid insurance benefits and outplacement services. All $1,149,277 of employee termination costs were expensed in 2004 and no additional amounts were expensed in 2005.  The $760,759 accrued as of December 31, 2004 was paid during the first quarter of 2005.

Note 11 Commitments

On April 25, 2005, the Company and Mr. Ronald G. Eidell, a director of the Company, finalized an employment agreement (“Employment Agreement”) under which Mr. Eidell is employed, on an interim basis, as the Company’s President and Chief Executive Officer (“CEO”).  Mr. Eidell had been serving as President and CEO since March 8, 2005 under a principal terms employment agreement (PTA) executed between the Company and Mr. Eidell on March 10, 2005, which has now been superceded by the terms of the Employment Agreement.  Under the Employment Agreement, Mr. Eidell will receive a base salary of $260,000.  Under the PTA, Mr. Eidell had agreed to a base salary of $325,000, subject, however, to the Company entering into a separate agreement with Tatum CFO Partners LLP (“Tatum”), of which Mr. Eidell continues to be a partner, providing for up to 20% of Mr. Eidell’s base salary and bonus, if any, to be remitted to Tatum.  Under the terms of an agreement entered into with Tatum, an annualized amount of $65,000, prorated for the period of Mr. Eidell’s employment by the Company, is to be paid to Tatum.  The amount of the Tatum payment has been deducted from the PTA base salary figure of $325,000, resulting in the new base salary of $260,000 for Mr. Eidell under the Employment Agreement.  Additionally, Mr. Eidell is entitled to an annual performance-based milestone bonus payment, of which 20% would be payable to Tatum, as per the Tatum agreement, and a monthly transportation allowance of $1,500.  On March 10, 2005, Mr. Eidell received a stock option grant of 80,000 shares at an exercise price equal to the closing price of the Company’s stock on that date.  The stock options shall vest at the earlier of the termination of the Employment Agreement as a result of Mr. Eidell’s resignation to allow a new permanent CEO to take office or one year from the date of grant.

On June 17, 2004, NeoPharm entered into an Employment Agreement with Gregory P. Young to serve as the Company’s President, Chief Executive Officer and a director. Mr. Young resigned as the Company’s President and CEO, and as a director, on March 8, 2005, and the Company entered into a Separation Agreement and Full Release of All Claims (the “Separation Agreement”) with Mr. Young. Under the terms of the Separation Agreement, Mr. Young is eligible to receive a salary continuance for 12 months based upon his annual base salary at the time of his resignation ($325,000) and Company paid insurance premiums under the Company’s medical insurance plan. The salary continuance and medical insurance premium payments will cease at such time as Mr. Young accepts full-time employment or the first date that Mr. Young provides consulting or other services to certain other competing pharmaceutical or biotechnology organizations, other than a charitable entity. Additionally, Mr. Young agreed to serve as a consultant to the Company for a period of up to 12 months or upon the termination of the Separation Agreement, whichever is earlier, during which time all options previously granted to Mr. Young continue to vest and remain exercisable until 90 days after termination of his consulting duties, resulting in the expected vesting of 62,500 options. All other options granted to Mr. Young are expected to be forfeited.  For the three and six months ended June 30, 2005, the Company recorded compensation expense of $184,539 and $209,353, respectively, relating to the options granted to Mr. Young that continue to vest during the term of the consulting agreement.

On June 17, 2004, James M. Hussey resigned as the Company’s President, Chief Executive Officer and a member of the Board of Directors. In accepting Mr. Hussey’s resignation, the Board of Directors authorized the Company to enter into a Separation Agreement and Full Release of all Claims (the “Hussey Agreement”) with Mr. Hussey. Under the terms of the Hussey Agreement,

Mr. Hussey was scheduled to receive a salary continuance for 12 months based upon his annual base salary at the time of his resignation ($339,768), Company paid insurance premiums under the Company’s medical insurance plan, plus a payment of 50% of Mr. Hussey’s target milestone bonus when 2004 bonuses are paid to the Company’s employees. The salary continuance and medical insurance premium payments will cease at such time as Mr. Hussey accepts full-time employment or the first date that Mr. Hussey provides consulting or other services to competing pharmaceutical or biotechnology organization. Additionally, Mr. Hussey agreed to serve as a consultant to the Company for a period of up to 24 months or upon the termination of the Hussey Agreement, whichever is earlier, during which time all options previously granted to Mr. Hussey continue to vest and remain exercisable until 90 days after termination as a consultant. All compensation expense associated with these options was recorded in 2004 due to the acceleration of vesting that occurred upon the execution of the Hussey Agreement. On March 11, 2005, the Company entered into an amendment to the Hussey Agreement in which Mr. Hussey agreed to accept the Company’s common stock as consideration in lieu of all remaining cash payments due to him under the Hussey Agreement. As of March 10, 2005, the effective date of the amendment, Mr. Hussey was owed $188,353, which represented, at the closing price of the Company’s common stock on March 10, 2005, 23,692 shares of the Company’s common stock, which shares were issued to Mr. Hussey. Mr. Hussey will continue to provide consulting services to the Company until June 17, 2006.

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

On March 26, 2004, the Company received a letter from the Securities and Exchange Commission (“SEC”) stating that the SEC is conducting a formal investigation of the Company.  The SEC stated in its letter that it has made no determination of any violation of law by the Company or any individual at this time.  Previously, this matter had been the subject of an informal SEC inquiry.  The Company continues to fully cooperate with the SEC and intends to continue to do so in order to bring the inquiry to a conclusion as promptly as possible.  The Company believes the investigation is an outgrowth of the arbitration claim filed by the Company against Pharmacia (now Pfizer) regarding the development of its LEP and LED drug product candidates and the Class Action Suits which have been filed against the Company relating to its public statements regarding the development of LEP.  The Company cannot predict with certainty the direction the investigation will take or its ultimate outcome, and therefore is unable to determine whether the results of the investigation will have a material adverse impact on the Company’s results of operations or financial position.

The pharmaceutical industry has traditionally experienced difficulty in maintaining product liability insurance coverage at desired levels. To date, no significant product liability suit has ever been filed against the Company. However, if a suit were filed and a judgment entered against the Company, it could have a material adverse effect upon the Company’s operations and financial position. While the Company maintains insurance to cover the use of its drug product candidates in clinical trials, the Company does not maintain insurance covering the sale of its drug product candidates nor is there any assurance that it will be able to obtain or maintain such insurance on acceptable terms or with adequate coverage against potential liabilities.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements made by NeoPharm, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, recruitment of patients, production and marketing of the Company’s drug candidates, including, but not limited to cintredekin besudotox (IL13-PE38QQR), including the PRECISE trial, the marketing of non-drug products such as NeoPhectin™ and NeoPhectin-AT™, uncertainty regarding the outcome of class action litigation against the Company, resolution of the ongoing SEC investigation, unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates that could slow or prevent products coming to market, the uncertainty of patent protection for the Company’s intellectual property or trade secrets, the ability of the Company to procure additional future sources of financing, and other factors referenced under “Risk Factors” in the Company’s Annual Report on Form 10-K and Amendment No. 1 filed on Form 10-K/A for the fiscal year ended December 31, 2004.

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

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers. Our corporate strategy is to become a leader in the research, development, and commercialization of new and innovative anti-cancer treatments. We currently operate at two locations, and had 91 full time employees as of June 30, 2005.  Our corporate headquarters and clinical development team are located in Lake Forest, Illinois, and our research and development facility is in Waukegan, Illinois.

Since we began doing business in June 1990, we have devoted our resources primarily to funding research and product development programs. To date, we have not received Food and Drug Administration (“FDA”) approval of any of our drug product candidates.  We expect to continue to incur losses for the foreseeable future as we continue our research and development activities, which include the sponsorship of human clinical trials for our drug product candidates.  Until we are able to consistently generate revenue through the sale of drug or non-drug products, we anticipate that we will be required to fund the development of our pre-clinical compounds and drug product candidates primarily by other means, including, but not limited to, licensing the development rights to some of our drug product candidates to third parties, collaborating with third parties to develop formulations of their compounds using our technology, or selling Company issued securities.

In the second quarter ended June 30, 2005, management’s efforts were primarily devoted to overseeing the Phase III PRECISE clinical trial for our lead drug product candidate, cintredekin besudotox (IL13-PE38QQR), advancing our NeoLipid drug product candidates (LEP-ETU, LE-SN38, and LErafAON) through the clinical development process, engaging potential partners in discussions pertaining to potential licensing of our drug product candidates, and exploring potential opportunities to reduce expenses in an effort to reduce the amount of cash used in operations.

The PRECISE trial, our Phase III clinical trial of cintredekin besudotox for the treatment of glioblastoma multiforme, began in March 2004 with the enrollment of our first patient. As of July 31, 2005, 225 patients have been enrolled in the PRECISE trial. In June 2005, the independent Data Monitoring Committee responsible for overseeing our PRECISE trial met, analyzed, and reviewed the data for the trial’s first futility analysis and recommended that the PRECISE trial continue as planned.  If current enrollment rates continue, we anticipate the completion of enrollment (approximately 300 patients total) for PRECISE in 2005 and the submission of a Biologics License Application (“BLA”) with the FDA in 2006 seeking marketing approval of the drug. However, there can be no assurance the trial will meet its endpoint in the time anticipated, that the FDA will approve the BLA or that the FDA will not require additional data or testing. Assuming that we receive authorization to begin selling cintredekin besudotox, we currently anticipate the first sales of the product in 2007.  Enrollment also continues in our Phase I clinical trial of cintredekin besudotox for malignant glioma patients at initial diagnosis.

During the first half of 2005, we continued the enrollment of patients in a clinical trial to assess whether LEP-ETU can be considered bioequivalent to paclitaxel, the active component of LEP-ETU. If pharmacokinetic bioequivalency is demonstrated, we could be allowed to take advantage of a more expeditious path to submit an application to the FDA for approval of LEP-ETU. Additionally, we continued our efforts to begin a Phase II clinical trial for LE-SN38 for patients suffering from colorectal cancer, which is expected to begin later in 2005. We also continued enrollment in our Phase I clinical trial of our LErafAON drug product candidate, with completion of enrollment dependent on the number of dose levels studied.

It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in early stage, or Phase I/II, clinical development, as well as the estimated date such drug product candidates would be available for sale, if approved by the FDA. A number of factors contribute to this uncertainty, including, but not limited to: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Because our lead drug product candidate, cintredekin besudotox, has entered a Phase III clinical trial, we are able to estimate that we will incur further direct expenses of approximately $11 million to complete the Phase III PRECISE study. Additional Phase I and Phase II expenses will also be incurred for cintredekin besudotox as we are conducting other clinical trials to investigate the potential of cintredekin besudotox in other stages of glioblastoma multiforme, such as initial diagnosis, in addition to recurrent glioblastoma multiforme.  Furthermore, additional expense will need to be incurred to file a BLA to complete our efforts to commercialize cintredekin besudotox.

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

			Total Costs
	Costs Incurred in	Costs Incurred	Incurred Since
Research Project	Current Quarter	Year to Date	Beginning of Project
Cintredekin besudotox	$3,988,881	$7,623,968	$46,594,575
LEP-ETU	693,315	1,484,963	5,508,338
LE-SN38	180,681	329,843	4,797,433
LErafAON	129,217	224,843	7,657,448
Non-project specific	2,968,823	6,371,061	N/A
Total research and development expenses	$7,960,917	$16,034,678	N/A

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

We successfully completed negotiations on two collaborations in December 2004. The first collaboration resulted in 2005 revenue of $500,000 as we provided a customized NeoPhectin formulation to our customer, a privately held biotechnology company, of their proprietary compound. The collaboration allows us to negotiate a license agreement for any customized formulation using our NeoPhectin technology that may be developed commercially. Additionally, we entered into an exclusive license agreement with Nippon Kayaku Co., Ltd. (“Nippon”) for the Japanese development rights for cintredekin besudotox. In addition to the $2 million up-front licensing fee we received in January 2005, we have also contracted to receive future additional license fees, milestone payments and royalties. Nippon is responsible for all development costs in Japan.

In addition to our ongoing efforts to enter into additional collaborations, we continue to monitor and analyze our expenses in an effort to further reduce our net loss. We currently estimate that the fiscal year 2005 net loss will be between $37 and $39 million, or $1.57 to $1.66 per share, and we now expect that cash used in operations will be less than $35 million for 2005. This compares to our fiscal year 2004 net loss of approximately $57.6 million, or $2.51 per share, and cash used in operations of approximately $52.2 million.

Results of Operations – Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004.

The Company recorded product revenue of $19,600 for the three months ended June 30, 2005 as compared to $19,080 for the three months ended June 30, 2004.  The sole source of product revenue in both periods was from sales of NeoPhectin and NeoPhectin-AT.  During the three months ended June 30, 2005, we also recognized a total of $435,000 of revenue related to collaboration fees earned in 2005 for a customized NeoPhectin formulation.  No collaboration revenue was recognized in 2004.

Research and development expense for the three months ended June 30, 2005 decreased by approximately $4.0 million as compared to the same period in 2004. The decrease in research and development expenses was primarily related to a significant reduction in the number of clinical trials being conducted by the Company in 2005, resulting in a reduction in expenses of approximately $1.7 million, reduced research and development payroll related expenses of approximately $1.2 million primarily resulting from the 2004 workforce reduction, and a reduction of approximately $1.1 million in expenses related to non-project specific research.

Selling, general, and administrative expenses were approximately $3.1 million for the three months ended June 30, 2005 and $3.0 million for the three months ended June 30, 2004.  For the three months ended June 30, 2005, the Company incurred approximately $0.1 million less of selling, general, and administrative expenses, which was offset by a non-cash charge of $0.2 million related to the modification of the option terms as outlined in the separation agreement entered into between us and Gregory Young, former President and CEO.

On May 16, 2005, we accepted $2.5 million as payment in full for all outstanding principal and interest due and owing on a promissory note that we had previously determined to be impaired.  As a result of the payment, we recorded a $2.5 million benefit as Recovery of Note Receivable.

The Company generated interest income on cash and investments of approximately $0.4 million and $0.2 million for the three months ended June 30, 2005 and 2004, respectively.  The increase in interest income in 2005 was primarily due to increases in short-term interest rates offset by the decline in average cash and cash equivalents.

Results of Operations – Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004.

The Company recorded product revenue of $25,900 for the six months ended June 30, 2005 as compared to $31,280 for the six months ended June 30, 2004.  The sole source of product revenue in both periods was from sales of NeoPhectin and NeoPhectin-AT.  During the six months ended June 30, 2005, we also recognized a total of $500,000 of revenue related to collaboration fees earned in 2005 for a customized NeoPhectin formulation.  No collaboration revenue was recognized in 2004.

Research and development expense for the six months ended June 30, 2005 decreased by approximately $7.2 million as compared to the same period in 2004. The decrease in research and development expenses was primarily related to a significant reduction in the number of clinical trials being conducted by the Company in 2005, resulting in a reduction in expenses of approximately $3.4 million, reduced research and development payroll related expenses of approximately $1.7 million primarily resulting from the 2004 workforce reduction, and a reduction of approximately $2.1 million in expenses related to non-project specific research.

Selling, general, and administrative expenses were approximately $6.3 million for the six months ended June 30, 2005 and $6.2 million for the six months ended June 30, 2004.  For the six months ended June 30, 2005, the Company incurred approximately $0.5 million less of selling, general, and administrative expenses, which was offset by an accrual for compensation costs of $0.4 million and a non-cash charge of $0.2 million related to the separation agreement entered into between us and Gregory Young, former President and CEO.

On May 16, 2005, we accepted $2.5 million as payment in full for all outstanding principal and interest due and owing on a promissory note that we had previously determined to be impaired.  As a result of the payment, we recorded a $2.5 million benefit as Recovery of Note Receivable.

The Company generated interest income on cash and investments of approximately $0.8 million and $0.5 million for the six months ended June 30, 2005 and 2004, respectively.  The increase in interest income in 2005 was primarily due to increases in short-term interest rates offset by the decline in average cash and cash equivalents.

Liquidity and Capital Resources

As of June 30, 2005, we had approximately $48.3 million in cash and cash equivalents and no debt. All excess cash is currently invested in marketable securities with less than three months to maturity. We currently believe that our cash on hand at June 30, 2005 should be adequate to fund our operations through the fourth quarter of 2006 at current and projected levels of development and general corporate activity. In May 2005, we received $2.5 million as payment in full of all outstanding principal and interest due and owed under a Promissory Note, that we had previously determined to be impaired.  Additionally during 2005, we received approximately $2.0 million for one time, nonrefundable licensing fees. These fees have been recorded as “Deferred Revenue” on the Company’s unaudited Condensed Consolidated Balance Sheet at June 30, 2005 and will be recognized ratably as revenue once the general criteria for revenue recognition are met.

The primary use of cash over the next 12-24 months will be to fund our clinical and pre-clinical research and development efforts and commercialization of cintredekin besudotox. The most significant expenses will be incurred in relation to the PRECISE trial for our brain tumor drug product candidate, cintredekin besudotox. At the present time, we expect to spend approximately $11 million over the next 18 months to complete the PRECISE trial. Additional expenses are also expected to be incurred as we continue to move our Phase I and Phase II drug product candidates towards, and potentially into, Phase II and Phase III clinical trials.

We may seek to satisfy our future funding requirements through public or private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources. In January 2004, we received approximately $73.5 million, after underwriting fees and expenses, through the sale of common stock via a shelf registration.  Currently, the Company has the ability to issue approximately $46 million, plus permitted increases, but this shelf registration will expire on December 17, 2005, and is conditioned on the Company’s timely filing of all required documents with the SEC. Further, additional financing may not be available when needed or on terms acceptable to us. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our research and development programs, relinquish rights to certain of our technologies, drugs or products, or license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

NeoPharm has no debt, no capital leases, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value.

The following table summarizes our estimated contractual obligations as of June 30, 2005:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Operating lease	$871,132	$388,635	$481,537	$960	$—
Clinical trial monitoring (CRO) agreements (1)	2,308,023	1,853,130	454,893	—	—
License agreements - milestone based payments(2)	2,350,000	50,000	1,200,000	—	1,100,000
	$5,529,155	$2,291,765	$2,136,430	$960	$1,100,000

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

Critical Accounting Policies

In preparing the Company’s financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates, and the consistent application of those accounting principles. Due to the type of industry in which the Company operates and the nature of its business, the following accounting policies are those that management believes are most important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Contingencies

To properly account for and provide disclosure of loss contingencies, management must apply judgment in determining whether a loss contingency is: probable, reasonably possible, or remote. In instances where management has determined that a loss contingency is probable, it must make use of estimates to determine the amount of probable loss. Management must apply judgment in determining whether or not it can make a reasonable estimate. Management must also apply judgment in determining whether or not disclosure of loss contingencies that have been accrued should be made for the consolidated financial statements not to be misleading.

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeded the exercise price or when the number of shares and exercise price are known if both are not determinable at the date of grant. Compensation expense for fixed stock options is recognized ratably over the vesting period.  Statement of Financial Accounting Standards (“SFAS”)   No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. Significant judgments are required in determining an appropriate method for determining the fair value of stock-based compensation. The Company has elected to utilize the Black-Scholes option-pricing model to make the fair value determination. Inputs into the option-pricing model are subject to estimation that may affect the determination of fair value.

Revenue Recognition

The Company follows the provisions as set forth by current accounting rules, which primarily include Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Generally, revenue is recognized when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

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

The Company has recently entered in collaboration and license agreements with third parties that contain multiple deliverables. Under the provisions of EITF Issue No. 00-21, a determination must be made on each contract as to whether a deliverable constitutes a separate unit of accounting. The amount of revenue to be recognized is based on the fair value for each unit of accounting within the arrangement. Management’s judgment is required to determine, based upon the facts and circumstances of each arrangement, whether or not each deliverable has standalone value and whether or not there exists a sufficient level of objective and reliable evidence of fair value of the undelivered items.  Additionally, units of accounting may be delivered over an indeterminate period of time. Management judgment is required to estimate the period over which recognition of allocated revenue occurs.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2005, we did not own any derivative instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. As of June 30, 2005, we held total cash and cash equivalents of $48,304,819. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash and cash equivalents as of June 30, 2005, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $483,048.

Item 4 – Controls and Procedures

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial

Officer, concluded that our disclosure controls and procedures are operating effectively as designed.

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

On March 26, 2004, the Company received a letter from the Securities and Exchange Commission (“SEC”) stating that the SEC is conducting a formal investigation of the Company.  The SEC stated in its letter that it has made no determination of any violation of law by the Company or any individual at this time.  Previously, this matter had been the subject of an informal SEC inquiry.  The Company continues to fully cooperate with the SEC and intends to continue to do so in order to bring the inquiry to a conclusion as promptly as possible.  The Company believes the investigation is an outgrowth of the Company’s recently concluded arbitration with Pharmacia (now Pfizer) regarding the development of its LEP and LED drug product candidates and the class action lawsuits which have been filed against the Company relating to its public statements regarding the development of LEP.  The Company cannot predict with certainty the direction the investigation will take or its ultimate outcome, and therefore is unable to determine whether the results of the investigation will have a material adverse impact on the Company’s results of operations and financial position.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                    Submission of Matters to a Vote of Security Holders

On June 16, 2005, the Company held its Annual Meeting of Stockholders to vote on the matters listed below.  All of the matters voted on at the Annual Meeting were approved the Company’s stockholders at the Annual Meeting.

1.     To elect seven directors to serve until the 2006 Annual Meeting of Stockholders

With respect to the election for directors, the notes were as follows:

	Votes For	Votes Against	Votes Withheld
Frank C. Becker	22,154,898	—	129,703
Ronald G. Eidell	22,218,572	—	66,029
Bernard A. Fox	22,155,305	—	129,296
Paul E. Freiman	18,880,086	—	3,404,515
Erick E. Hanson	21,724,073	—	560,528
John N. Kapoor	20,898,275	—	1,386,326
Keveh T. Safavi	21,795,340	—	489,261

2.     To ratify the appointment of KPMG LLP as the Company’s independent registered public accountants:

Votes For	Votes Against	Votes Withheld
22,273,969	6,385	4,247

Item 5.                    Other Information

None

Item 6.                    Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer

Exhibit 31.2	Certification of the Chief Financial Officer

Exhibit 32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPHARM, INC.
Date: August 9, 2005	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)