Form 10-Q
period 2005-09-30
NEOPHARM INC
filed 2005-11-08
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 33-90516

NEOPHARM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	51-0327886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1850 Lakeside Drive Waukegan, Illinois 60085
(Address of principal executive offices) (Zip Code)

(847) 887-0800
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No  ☒

As of October 31, 2005, the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	23,739,889

NEOPHARM, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
Condensed Consolidated Balance Sheets

	September 30 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,105,417	$63,106,655
Trade accounts receivable	2,870	10,888
Inventories	4,368	5,736
Prepaid expenses	1,222,991	1,108,282
Other receivables	109,641	308,087
Total current assets	41,445,287	64,539,648
Fixed assets, net of accumulated depreciation	2,148,131	2,894,723
Total assets	$43,593,418	$67,434,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$562,877	$398,505
Accrued clinical trial expense	6,037,731	4,634,618
Accrued compensation	1,790,081	3,227,230
Other accrued expenses	1,872,872	940,343
Deferred and unearned revenue	—	3,400
Total current liabilities	10,263,561	9,204,096

Deferred revenue	2,000,000	—
Deferred rent	41,978	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 23,704,322 and 23,372,755 shares issued and outstanding, respectively	5,085	5,013
Additional paid-in capital	249,637,337	247,525,290
Accumulated deficit	(218,354,543)	(189,300,028)
Total stockholders’ equity	31,287,879	58,230,275
Total liabilities and stockholders’ equity	$43,593,418	$67,434,371

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three-Month Periods Ended		Nine Month Periods Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Collaboration revenue	$—	$—	$500,000	$—
Product revenue	9,480	84,740	35,380	116,020
Total revenue	9,480	84,740	535,380	116,020

Expenses:
Cost of product revenue	387	3,466	1,736	4,008
Research and development	8,538,368	10,621,195	24,573,044	33,878,801
Selling, general, and administrative	2,388,388	3,712,207	8,672,986	9,896,836
Recovery of note receivable	—	—	(2,500,000)	—
Related party expenses	—	—	—	69,370
Total expenses	10,927,143	14,336,868	30,747,766	43,849,015
Loss from operations	(10,917,663)	(14,252,128)	(30,212,386)	(43,732,995)

Interest income	384,720	297,558	1,157,871	771,754
Net loss	$(10,532,943)	$(13,954,570)	$(29,054,515)	$(42,961,241)
Net loss per share —
Basic and diluted	$(0.45)	$(0.60)	$(1.23)	$(1.88)
Weighted average shares outstanding —
Basic and diluted	23,640,393	23,284,925	23,557,757	22,815,559

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(29,054,515)	$(42,961,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	983,291	1,006,620
Stock-based compensation expense	469,200	734,504
Loss on retirement of equipment and furniture	4,963	—
Changes in assets and liabilities:
Increase in current assets	93,123	(768,345)
Increase in current liabilities	1,247,818	2,854,624
Increase in deferred revenue	2,000,000	—
Increase in deferred rent	41,978	—
Net cash and cash equivalents used in operating activities	(24,214,142)	(39,133,838)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	1,046,168
Proceeds from sales of marketable securities	—	3,120,183
Purchase of equipment and furniture	(241,662)	(437,586)
Net cash and cash equivalents (used in) provided by investing activities	(241,662)	3,728,765

Cash flows from financing activities:
Proceeds from issuance of common stock	—	73,472,948
Proceeds from exercise of stock options	1,454,566	729,686
Net cash and cash equivalents provided by financing activities	1,454,566	74,202,634

Net (decrease)/increase in cash and cash equivalents	(23,001,238)	38,797,561
Cash and cash equivalents, beginning of period	63,106,655	36,958,941
Cash and cash equivalents, end of period	$40,105,417	$75,756,502

Supplemental schedule of non-cash financing activities:
Issuance of common stock in satisfaction of a liability	$188,353	$—

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1  Basis of Presentation

The financial information herein is unaudited. The balance sheet as of December 31, 2004 is derived from audited financial statements.

The accompanying unaudited condensed consolidated financial statements of NeoPharm, Inc. and subsidiary (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2005, and the results of its operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of operating results for fiscal 2005 or future interim periods.

The unaudited condensed consolidated financial statements include the accounts of NeoPharm, Inc. and its wholly owned subsidiary, NeoPharm EU Limited. NeoPharm EU Limited was created in 2004 to comply with regulatory requirements enacted for clinical trials conducted in the European Union. This subsidiary has nominal assets and had not conducted any business. All significant intercompany accounts and transactions are eliminated in consolidation.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, a revision of SFAS No. 123, which requires the use of the fair value method of accounting for stock-based employee compensation effective for all awards granted, modified, repurchased or cancelled.  This standard is now effective for the first annual reporting period beginning after June 15, 2005.  The standard provides for a prospective application of its provisions.  Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption.  In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated under the disclosure provisions of SFAS No. 123.  The Company is currently evaluating the impact that the adoption of SFAS No. 123R will have on its financial position, results of operations, and cash flows.

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

Note 2 Liquidity

As of September 30, 2005, the Company had $40,105,417 in cash and cash equivalents.  While the Company believes that its current cash and cash equivalents, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities into the fourth quarter of 2006, in order for the Company to meet its liquidity needs through late 2006 and beyond, the Company will have to obtain additional capital.  While the Company has made no decision as to what course of action it will pursue to meet its liquidity needs, the options available to the Company, include, but are not limited to, one or a combination of, the following: consummate additional product licensing arrangements, delay or halt its clinical development process, further reduce its operating expenses, and/or raise additional capital through issuance of equity or debt securities.

Additional financing may not be available when needed or on terms acceptable to the Company.  Currently, the Company has the ability to issue approximately $46 million of equity securities, plus permitted increases, via a shelf registration, the expiration of which was recently extended until December 1, 2008, however, use of the shelf registration is conditioned on the Company’s timely filing of all required documents with the SEC.

Note 3  Stock-based Compensation

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

The following table illustrates the effect on net loss if the fair-value method had been applied in each period:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net loss, as reported	$(10,532,943)	$(13,954,570)	$(29,054,515)	$(42,961,241)
Add stock-based employee compensation expense included in reported net loss(1)	80,652	103,187	233,077	303,070
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(315,358)	(2,237,636)	(712,859)	(6,278,036)
Pro forma net loss	$(10,767,649)	$(16,089,019)	$(29,534,297)	$(48,936,207)

Basic and diluted loss per share of common stock
As reported	$(0.45)	$(0.60)	$(1.23)	$(1.88)
Pro forma	$(0.46)	$(0.69)	$(1.25)	$(2.14)

(1)                                  Value of restricted stock granted to non-employee directors and compensation expense relating to options granted to an executive at 85% of fair value.

Note 4  Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included with cash are cash equivalents of $39,545,839 and $62,919,437 as of September 30, 2005 and December 31 2004, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Note 5 Inventory

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

 Inventory at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004

Finished goods on hand	$4,368	$5,413
Inventory subject to return	—	323
	$4,368	$5,736

Inventory subject to return represents NeoPhectin products shipped to wholesale customers that have not been recognized as revenue.

Note 6  Fixed Assets

Fixed assets are recorded at cost and are depreciated using the straight line method over their estimated useful lives. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the disposition takes place. Total depreciation and amortization expense for the three months ended September 30, 2005 and 2004, was $303,195 and $327,721, respectively.  Total depreciation and amortization expense for the nine months ended September 30, 2005 and 2004 was $983,291 and $1,006,620, respectively.

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

Note 7  Stockholders’ Equity

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

Note 8 Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

For product sales not subject to rights of return, the Company recognizes revenue upon shipment as title and risk of loss has passed to the customer. For product sales subject to rights of return, the Company recognizes revenue upon shipment when it can reasonably estimate the level of returns at the time of shipment. Given the limited sales history of its products, the Company is currently unable to reasonably estimate the level of returns at the time of shipment. Accordingly, revenue related to shipments to distributors that have been granted a right of return is currently being recognized when the right of return has expired, which occurs upon the earlier of shipment of the product by the distributor to an end user or expiration of the right of return, which is 60-180 days depending upon the distributor. The Company warrants its products in a manner consistent with industry standards and has not incurred any warranty costs related to the sale of NeoPhectin.

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

The Company has entered into collaboration and license agreements with third parties.  The terms of one of its collaboration agreements provided for an upfront nonrefundable payment to the Company of $150,000 as well as an additional $350,000 upon delivery of a customized formulation of NeoPhectin to the customer.  The Company delivered the customized formulation in June 2005, and the Company has recognized the full contract amount as revenue.  The Company has also entered into an agreement with Nippon Kayaku Co., Ltd. (“Nippon”) in which the development and commercialization rights in Japan for cintredekin besudotox (“IL13-PE38QQR”) were licensed.  The Company received a $2 million upfront nonrefundable fee in January 2005 and is entitled to receive future additional fees, milestone payments and royalties.  Nippon is responsible for all development costs in Japan.  The Company has agreed to provide or arrange for contract manufacture of a commercial supply of cintredekin besudotox upon receipt of marketing approval by Nippon.  The upfront nonrefundable fee received by the Company will be recognized ratably as revenue once the general criteria for revenue recognition have been met for the unit of accounting to which the fee has been allocated.

Note 9 Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Numerator:
Net loss	$(10,532,943)	$(13,954,570)	$(29,054,515)	$(42,961,241)

Denominator:
Weighted average shares outstanding	23,640,393	23,284,925	23,557,757	22,815,559

Loss per share - basic and diluted	$(0.45)	$(0.60)	$(1.23)	$(1.88)

Potential common share equivalents:
Stock options	3,499,387	3,715,020	3,393,307	3,606,729

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are the same, since the effect of all potential common share equivalents is anti-dilutive.

Note 10  Transactions with Related Parties

The following table provides further information about related party expenses reflected in the condensed consolidated statements of operations.

		Three months ended		Nine months ended
Related Party	Expense Type	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Akorn, Inc.	Consulting	$—	$—	$—	$6,250
E.J. Financial Enterprises	Consulting	—	—	—	62,500
E.J. Financial Enterprises	Direct Expenses	—	—	—	620
Total related party expenses		$—	$—	$—	$69,370

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

The Company had entered into a consulting agreement with an individual who is also an employee of Akorn, Inc., a Louisiana corporation (“Akorn”).  Dr. Kapoor is also the Chairman of the Akorn Board of Directors, and a substantial stockholder in both Companies. The consulting agreement was terminated in 2004.

In December 2001, NeoPharm entered into a transaction whereby NeoPharm loaned to Akorn, $3,250,000 to assist Akorn in the completion of its lyophilized products manufacturing facility in Decatur, Illinois. In connection with the loan transaction, NeoPharm entered into the following agreements: Promissory Note, dated December 20, 2001, in the original principal amount of $3,250,000 by Akorn to NeoPharm; Processing Agreement, dated December 20, 2001, by and between Akorn and NeoPharm; Subordination and Intercreditor Agreement, dated December 20, 2001, by and between John N. Kapoor, as Trustee under The John N. Kapoor Trust, dated September 20, 1989 and NeoPharm; and a Subordination, Standby and Intercreditor Agreement, dated December 20, 2001, by and among Akorn, Akorn (New Jersey), Inc., The Northern Trust Company and NeoPharm. The Promissory Note issued by Akorn was due in December 2006, and accrued interest at a rate equal to that received on the Company’s investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt. The Processing Agreement granted NeoPharm access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at most favored customer pricing, upon completion of the facility. The Processing Agreement also provided that Akorn was to begin providing lyophilization services on or before June 30, 2003. At the time these transactions were entered into, Akorn represented that the manufacturing facility would be operational in 2003, approximately the time when NeoPharm originally anticipated it would need to manufacture its lyophilized drug product candidates for Phase II/III clinical trials. In 2001, NeoPharm recorded the Promissory Note net of a valuation allowance of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%. As of December 31, 2002, the Company determined the Promissory Note was impaired and recorded a charge to fully reserve for the Promissory Note and related accrued interest. On August 18, 2003, NeoPharm presented Akorn with a formal “Notice of Default” on the Promissory Note. Because the carrying value of the Promissory Note was zero, there was no financial statement impact as a result of any event of default under, or non-payment of, the Promissory Note. In September 2003, Akorn advised NeoPharm that it wished to refinance its senior debt with a new senior lender, which lender would require NeoPharm to subordinate its debt. In order to preserve the possibility of collecting Akorn’s debt to NeoPharm, NeoPharm and Akorn entered into an Amended and Restated Promissory Note in consideration of a higher rate of interest (which would equal that to be charged by the new senior lender, which was the prime rate plus 175 basis points) and the possibility of accelerated mandatory repayments once Akorn’s senior debt was repaid in full. NeoPharm also agreed to waive Akorn’s default, to allow Akorn until October 2004 to provide the required manufacturing rights and to subordinate Akorn’s indebtedness to NeoPharm to Akorn’s indebtedness to its new senior lender. Akorn’s refinancing was completed on October 7, 2003. On October 6, 2004, NeoPharm presented Akorn, with a formal “Notice of Default” on the Amended and Restated Promissory Note resulting from Akorn’s failure to meet its obligations under the Processing Agreement. Because the carrying value of the Promissory Note was zero, there was no financial impact as a result of any event of default under, or non-payment of, the Promissory Note.  On May 16, 2005, the Company and Akorn entered into a Note Repayment Agreement (“Repayment Agreement”) whereby the Company agreed to accept $2,500,000 as payment in full for all outstanding principal and interest due and owing under the Promissory Note, which has been paid.  In addition, the parties mutually agreed to terminate the Processing Agreement.  As a result of the Repayment Agreement, the Company recorded a $2,500,000 benefit which was recorded as “Recovery of Note Receivable” on the Company’s unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2005.

Note 11 Employee Termination Benefits

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

Note 12 Commitments

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

On June 17, 2004, NeoPharm entered into an Employment Agreement with Gregory P. Young to serve as the Company’s President, Chief Executive Officer and a director. Mr. Young resigned as the Company’s President and CEO, and as a director, on March 8, 2005, and the Company entered into a Separation Agreement and Full Release of All Claims (the “Separation Agreement”) with Mr. Young. Under the terms of the Separation Agreement, Mr. Young is eligible to receive a salary continuance for 12 months based upon his annual base salary at the time of his resignation ($325,000) and Company paid insurance premiums under the Company’s medical insurance plan. The salary continuance and medical insurance premium payments, but not the other provisions of the Separation Agreement, including but not limited to, the restrictive covenants contained therein, cease at such time as Mr. Young accepts full-time employment or the first date that Mr. Young provides consulting or other services to certain other competing pharmaceutical or biotechnology organizations, other than a charitable entity. The Company was notified in August 2005 that Mr. Young accepted a full-time position.  As a result, the Company reversed $197,609 of salary continuance and medical insurance premium expense previously recorded, as outlined under the terms of the Separation Agreement.  Additionally, Mr. Young continues to serve as a consultant to the Company until March 11, 2006 or upon the termination of the Separation Agreement, whichever is earlier.  During the consulting period, options previously granted to Mr. Young continue to vest and remain exercisable until 90 days after termination of his consulting duties. While 62,500 options have vested during the consulting period to date, no additional options are scheduled to vest prior to the termination of Mr. Young’s consulting duties and all unvested options previously granted to Mr. Young are expected to be forfeited.  For the three and nine months ended September 30, 2005, the Company recorded compensation expense of $26,772 and $236,125, respectively, relating to the options granted to Mr. Young that have vested during the period of his serving as a consultant to the Company.

On June 17, 2004, James M. Hussey resigned as the Company’s President, Chief Executive Officer and a member of the Board of Directors. In accepting Mr. Hussey’s resignation, the Board of Directors authorized the Company to enter into a Separation Agreement and Full Release of all Claims (the “Hussey Agreement”) with Mr. Hussey. Under the terms of the Hussey Agreement, Mr. Hussey was scheduled to receive a salary continuance for 12 months based upon his annual base salary at the time of his resignation ($339,768), Company paid insurance premiums under the Company’s medical insurance plan, plus a payment of 50% of Mr. Hussey’s target milestone bonus when 2004 bonuses are paid to the Company’s employees. The salary continuance and medical insurance premium payments will cease at such time as Mr. Hussey accepts full-time employment or the first date that Mr. Hussey provides consulting or other services to competing pharmaceutical or biotechnology organizations. Additionally, Mr. Hussey agreed to serve as a consultant to the Company for a period of up to 24 months or upon the termination of the Hussey Agreement, whichever is earlier, during which time all options previously granted to Mr. Hussey continue to vest and remain exercisable until 90 days after termination as a consultant. All compensation expense associated with these options was recorded in 2004 due to the acceleration of vesting that occurred upon the execution of the Hussey Agreement. On March 11, 2005, the Company entered into an amendment to the Hussey Agreement in which Mr. Hussey agreed to accept the Company’s common stock as consideration in lieu of all remaining cash payments due to him under the Hussey Agreement. As of March 10, 2005, the effective date of the amendment, Mr. Hussey was owed $188,353, which represented, at the closing price of the Company’s common stock on March 10, 2005, 23,692 shares of the Company’s common stock, which shares were issued to Mr. Hussey. Mr. Hussey will continue to provide consulting services to the Company until June 17, 2006.

Note 13  Contingencies

The Company has been named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, former Chairman of the Company, and James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern District. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the Class Action Suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to again make Dr. Kapoor a defendant, and realleges that certain pre-class period statements are actionable. The Company has opposed both motions.  No trial date has been set and discovery is ongoing. Management is unable to estimate the potential outcome or a range of possible losses, if any.  In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

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

Note 14 Subsequent Events

On October 28, 2005, NeoPharm entered into an Employment Agreement with Guillermo A. Herrera to serve as the Company’s

President, Chief Executive Officer and a member of the Board of Directors.  Under the terms of his Employment Agreement, Mr. Herrera will receive an annual base salary of $425,000 and a grant of shares of the Company’s common stock, at the time of hire, equal to a total fair market value of $200,000 based upon the closing share price as of October 28, 2005.  Mr. Herrera is also eligible for an annual performance-based bonus payment and receives a monthly car allowance of $1,000.  Additionally, Mr. Herrera will receive a common stock option grant of 500,000 options with a grant price equal to the fair market value on the date of grant.  The options vest in four equal annual installments on the anniversary of the option grant date.

On October 28, 2005, Mr. Ronald Eidell resigned as interim President and CEO to allow Mr. Herrera to take office as President and CEO.  In accordance with the terms of Mr. Eidell’s Employment Agreement, a $96,000 performance based bonus will be paid to him.  In addition, under the terms of an agreement between the Company and Tatum, of which Mr. Eidell is a partner, the Company will pay $24,000 to Tatum upon making the bonus payment to Mr. Eidell.  Additionally, 80,000 options, previously granted to Mr. Eidell, will now be exercisable pursuant to the original terms of the option grant.  Mr. Eidell will remain a member of the Board of Directors and will serve on the Audit Committee, as a non-independent member of the Audit Committee.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements made by NeoPharm, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, recruitment of patients, production and marketing of the Company’s drug candidates, including, but not limited to cintredekin besudotox (“IL13-PE38QQR”), including the PRECISE trial, the marketing of non-drug products such as NeoPhectin™ and NeoPhectin-AT™, uncertainty regarding the outcome of class action litigation against the Company, resolution of the ongoing SEC investigation, unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates that could slow or prevent products coming to market, the uncertainty of patent protection for the Company’s intellectual property or trade secrets, the ability of the Company to raise additional funds on terms acceptable to the Company and other factors referenced under “Risk Factors” in the Company’s Annual Report on Form 10-K and Amendment No. 1 filed on Form 10-K/A for the fiscal year ended December 31, 2004.

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

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers. Our corporate strategy is to become a leader in the research, development, and commercialization of new and innovative anti-cancer treatments. We currently operate at two locations, and had 94 full time employees as of September 30, 2005.  Our corporate headquarters and research and development facility are located in Waukegan, Illinois and our clinical development personnel are located in Lake Forest, Illinois.

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

In the quarter ended September 30, 2005, management’s efforts were primarily devoted to overseeing the Phase III PRECISE clinical trial for our lead drug product candidate, cintredekin besudotox (IL13-PE38QQR), advancing our NeoLipid drug product candidates (LEP-ETU, LE-SN38, and LErafAON) through the clinical development process, engaging potential partners in discussions pertaining to potential licensing of our drug product candidates, and exploring potential opportunities to reduce expenses in an effort to reduce the amount of cash used in operations.

Our lead drug product candidate, cintredekin besudotox, is currently in a Phase III clinical trial (the “PRECISE trial”) for the treatment of glioblastoma multiforme (“GBM”) at first recurrence.   Cintredekin besudotox is a fusion protein comprised of Interleukin-13 (“IL13”) as the targeting mechanism and Pseudomonas Exotoxin A (“PEA”) as the cytotoxin. This treatment is highly selective for malignant glioma cells since these tumors express a high number of receptors for IL13 while normal brain tissue elements have minimal to no detectable IL13 binding.  To date, cintredekin besudotox has received orphan drug status (which provides extended marketing exclusivity) in both the U.S. and Europe, fast track designation (which facilitate development and expedite review of new drug compounds) in the U.S., and was included by the FDA as the oncologic biologic therapeutic in the Continuous Marketing Application (“CMA”) Pilot 2 Program, where the FDA and fast track drug applicants enter into an agreement to engage in frequent scientific feedback and interactions.

We began enrolling patients in the PRECISE trial in March 2004 and, as of October 31, 2005, 277 patients have been enrolled. In June 2005, the independent Data Monitoring Committee responsible for overseeing our PRECISE trial met, analyzed, and reviewed the data for the trial’s first futility analysis and recommended that the PRECISE trial continue as planned.  If current enrollment rates continue, we anticipate the completion of enrollment (up to 300 patients total) for PRECISE in 2005 and, assuming a favorable trial result, the submission of a Biologics License Application (“BLA”) with the FDA in 2006 seeking marketing approval of the drug. However, there can be no assurance the trial will meet its endpoint in the time anticipated, that the FDA will approve the BLA or that the FDA will not require additional data or testing. Assuming that we receive authorization to begin selling cintredekin besudotox, we currently anticipate the first sales of the product in 2007.  Enrollment also continues in our Phase I clinical trial of cintredekin besudotox for malignant glioma patients at initial diagnosis.

   During the quarter ended September 30, 2005, we completed our bioequivalence study of LEP-ETU and bioequivalence to paclitaxel (Taxol®) was demonstrated.  The clinical program of LEP-ETU will be accelerated to support a 505(b)(2) New Drug application (“NDA”) submission to the FDA.  Preparations are being finalized for a 100-patient comparator study in metastatic breast cancer for which we expect to commence enrollment in the first quarter of 2006.  Additionally, we continued our efforts in collaboration with Cancer and Leukemia Group B (“CALGB”), a national oncology clinical research group sponsored by the U.S. National Cancer Institute (“NCI”)

to begin a Phase II clinical trial for LE-SN38 for patients suffering from recurrent metastatic colorectal cancer, which is expected by CALGB to obtain final NCI and FDA approvals, later in 2005. We also continued enrollment in our Phase I clinical trial of our LErafAON drug product candidate, with completion of enrollment dependent on the number of dose levels studied.

It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in early stage, or Phase I/II, clinical development, as well as the estimated date such drug product candidates would be available for sale, if approved by the FDA. A number of factors contribute to this uncertainty, including, but not limited to: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Because our lead drug product candidate, cintredekin besudotox, has entered a Phase III clinical trial, we are able to estimate that we will incur further direct expenses of approximately $8 million to complete the Phase III PRECISE study. Additional Phase I and Phase II expenses will also be incurred for cintredekin besudotox as we are conducting other clinical trials to investigate the potential of cintredekin besudotox in other stages of glioblastoma multiforme, such as initial diagnosis, in addition to recurrent glioblastoma multiforme.  Furthermore, additional expense will need to be incurred to file a BLA to complete our efforts to commercialize cintredekin besudotox.

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

Research Project	Costs Incurred in Current Quarter	Costs Incurred Year to Date	Total Costs Incurred Since Beginning of Project
Cintredekin besudotox	$4,621,694	$12,245,662	$51,216,269
LEP-ETU	747,974	2,232,937	6,256,312
LE-SN38	146,933	476,776	4,944,366
LErafAON	43,791	268,634	7,701,239
Non-project specific	2,977,976	9,349,035	N/A
Total research and development expenses	$8,538,368	$24,573,044	N/A

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

On October 31, 2005, we announced the appointment of Guillermo A. Herrera as our new President and CEO and the resignation of Ronald G. Eidell as interim President and CEO to allow Mr. Herrera to take office.  Mr. Eidell will remain as a member of the Board of Directors and will serve on the Audit Committee, as a non-independent member of the Audit Committee.

In addition to our ongoing efforts to enter into additional collaborations, we continue to monitor and analyze our expenses in an effort to further reduce our net loss. We currently estimate that the fiscal year 2005 net loss will be between $37 and $38 million, or $1.57 to $1.61 per share, and we now expect that cash used in operations will be less than $34 million for 2005. This compares to our fiscal year 2004 net loss of approximately $57.6 million, or $2.51 per share, and cash used in operations of approximately $52.2 million.

Results of Operations — Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004.

The Company recorded product revenue of $9,480 for the three months ended September 30, 2005 as compared to $84,740 for the three months ended September 30, 2004.  The sole source of product revenue in both periods was from sales of NeoPhectin and NeoPhectin-AT.  No collaboration revenue was recognized in the three months ended September 30, 2005 and 2004.

Research and development expense for the three months ended September 30, 2005 decreased by approximately $2.1 million as compared to the same period in 2004. The decrease in research and development expenses was primarily related to a reduction in the number of clinical trials being conducted by the Company in 2005, resulting in a reduction in expenses of approximately $0.6 million, reduced research and development payroll related expenses of approximately $1.3 million primarily resulting from the 2004 workforce reduction, and a reduction of approximately $0.2 million in expenses related to non-project specific research.

Selling, general, and administrative expenses were approximately $2.4 million for the three months ended September 30, 2005 and $3.7 million for the three months ended September 30, 2004.  The decrease was primarily due to $0.3 reduced compensation and severance related costs for former CEOs James Hussey and Gregory Young, lower legal expenses of $0.6 million, principally due to a consent solicitation initiated by Dr. Kapoor, former Chairman and a current board member initiated in 2004, and $0.4 million reduction of stock compensation expense in 2005 for former CEO, James Hussey, for options that remained exercisable while he provided consulting services to NeoPharm.

The Company generated interest income on cash and investments of approximately $0.4 million and $0.3 million for the three months ended September 30, 2005 and 2004, respectively.  The increase in interest income during the period was primarily due to increases in short-term interest rates offset by the decline in average cash and cash equivalents.

Results of Operations — Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004.

The Company recorded product revenue of $35,380 for the nine months ended September 30, 2005 as compared to $116,020 for the nine months ended September 30, 2004.  The sole source of product revenue in both periods was from sales of NeoPhectin and NeoPhectin-AT.  During the nine months ended September 30, 2005, we also recognized a total of $500,000 of revenue related to collaboration fees earned in 2005 for a customized NeoPhectin formulation.  No collaboration revenue was recognized in 2004.

Research and development expense for the nine months ended September 30, 2005 decreased by approximately $9.3 million as compared to the same period in 2004. The decrease in research and development expenses was primarily related to a reduction in the number of clinical trials being conducted by the Company in 2005, resulting in a reduction in expenses of approximately $4.0 million, reduced research and development payroll related expenses of approximately $3.0 million primarily resulting from the 2004 workforce reduction, and a reduction of approximately $2.3 million in expenses related to non-project specific research.

Selling, general, and administrative expenses were approximately $8.7 million for the nine months ended September 30, 2005 and $9.9 million for the nine months ended September 30, 2004.  The reduction in selling, general and administrative expenses during the period was due to a $1.6 million reduction in legal and accounting expenses principally due to the conclusion of our arbitration case against Pharmacia (now Pfizer) in 2004 and legal fees associated with the consent solicitation filed by Dr. Kapoor, former Chairman of the Board of Directors and a current director initiated in 2004 and to a lesser extent decreased accounting costs associated with regulatory compliance, offset by a $0.4 million increase for product licensing milestone payments.

On May 16, 2005, NeoPharm accepted $2.5 million as payment in full for all outstanding principal and interest due and owing on a promissory note that had previously been determined to be impaired.  As a result of the payment, a $2.5 million benefit was recorded as Recovery of Note Receivable.

The Company generated interest income on cash and investments of approximately $1.2 million and $0.8 million for the nine months ended September 30, 2005 and 2004, respectively.  The increase in interest income in 2005 was primarily due to increases in short-term interest rates offset by the decline in average cash and cash equivalents.

Liquidity and Capital Resources

As of September 30, 2005, the Company had $40,105,417 in cash and cash equivalents.  While the Company believes that its current cash and cash equivalents, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities into the fourth quarter of 2006, in order for the Company to meet its liquidity needs through late 2006 and beyond, the Company will have to obtain additional capital.  While the Company has made no decision as to what course of action it will pursue to meet its liquidity needs, the options available to the Company, include, but are not limited to, one or a combination of, the following: consummate additional product licensing arrangements, delay or halt its clinical development process, further reduce its operating expenses, and/or raise additional capital through issuance of equity or debt securities.

Additional financing may not be available when needed or on terms acceptable to the Company.  Currently, the Company has the ability to issue approximately $46 million of equity securities, plus permitted increases, via a shelf registration, the expiration of which was recently extended until December 1, 2008, however, use of the shelf registration is conditioned on the Company’s timely filing of all required documents with the SEC.

In January 2004, we received approximately $73.5 million, after underwriting fees and expenses, through the sale of common stock via a shelf registration.

The primary use of cash over the next 15 months will be to fund our clinical and pre-clinical research and development efforts and commercialization of cintredekin besudotox. The most significant expenses will be incurred in relation to the PRECISE trial for our brain tumor drug product candidate, cintredekin besudotox. At the present time, we expect to spend approximately $8 million over the next 15 months to complete the PRECISE trial. Additional expenses are also expected to be incurred as we continue to move our Phase I and Phase II drug product candidates towards, and potentially into, Phase II and Phase III clinical trials.

NeoPharm has no debt, no capital leases, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value.

The following table summarizes our estimated contractual obligations as of September 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	$1,111,015	$448,699	$662,316	$—	$—
Clinical trial monitoring (CRO) agreements (1)	1,426,274	1,426,274	—	—	—
License agreements—milestone based payments (2)	2,350,000	50,000	1,200,000	—	1,100,000
Total	$4,887,289	$1,924,973	$1,862,316	$—	$1,100,000

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

Critical Accounting Policies

In preparing the Company’s financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management must make a variety of decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates, and the consistent application of those accounting principles. Due to the type of industry in which the Company operates and the nature of its business, the following accounting policies are those that management believes are most important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2005, we did not own any derivative instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. As of September 30, 2005, we held total cash and cash equivalents of $40,105,417. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash and cash equivalents as of September 30, 2005, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $401,054.

Item 4 — Controls and Procedures

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management,

including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are operating effectively as designed.

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company has been named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, Chairman of the Company, and James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern District. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the class action suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to again make Dr. Kapoor a defendant, and realleges that certain pre-class period statements are actionable. The Company has opposed both motions.  No trial date has been set and discovery is ongoing. Management is unable to estimate the potential outcome or a range of possible losses, if any.  In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

On March 26, 2004, the Company received a letter from the Securities and Exchange Commission (“SEC”) stating that the SEC is conducting a formal investigation of the Company.  The SEC stated in its letter that it has made no determination of any violation of law by the Company or any individual at this time.  Previously, this matter had been the subject of an informal SEC inquiry.  The Company continues to fully cooperate with the SEC and intends to continue to do so in order to bring the inquiry to a conclusion as promptly as possible.  The Company believes the investigation is an outgrowth of the Company’s previously concluded arbitration with Pharmacia (now Pfizer) regarding the development of its LEP and LED drug product candidates and the class action lawsuits which have been filed against the Company relating to its public statements regarding the development of LEP.  The Company cannot predict with certainty the direction the investigation will take or its ultimate outcome, and therefore is unable to determine whether the results of the investigation will have a material adverse impact on the Company’s results of operations and financial position.

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

NEOPHARM, INC.
Date: November 8, 2005	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)