Form 10-K
period 2005-12-31
NEOPHARM INC
filed 2006-03-20
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
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

COMMON STOCK, $.0002145 PAR VALUE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(D) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer , or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of 10% or more of the registrant’s stock) of the registrant, par value $.0002145 per share, (based on the closing price of such shares on the NASDAQ on June 30, 2005) was $158,976,794. As of March 1, 2006 there were 27,765,051 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required in Part III of the registrant’s Annual Report on Form 10-K for December 31, 2005 is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December  31, 2005.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1.                BUSINESS

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward looking statements are subject to a number of risks, uncertainties, and assumptions about us, including, among other things:

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

•       variability of royalty, license, and other revenue;

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

•       governmental regulation;

•       technological change;

•       changes in industry practices; and

•       one-time events.

In addition, in this annual report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, our business, or our management, are intended to identify forward looking statements. All of our forward looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading ITEM 1A.—RISK FACTORS, and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward looking statements.

We caution you that the risk factors contained herein are not exhaustive. We operate in a continually changing business climate which can be expected to impact our forward looking statements, whether as a result of new information, future events, or otherwise, after the date of this annual report. In light of these risks and uncertainties, the forward looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward looking statements. Accordingly, you should not rely on forward looking statements as a prediction of actual results.

BUSINESS OVERVIEW

NeoPharm, Inc. is a Delaware corporation incorporated on June 15, 1990. In 2004, we established a wholly-owned subsidiary, NeoPharm EU Limited, in order to comply with regulatory requirements enacted by the European Union for clinical trials conducted in member countries.

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of cancer. We have built a drug portfolio based on two proprietary technology platforms: the NeoLipid® liposomal drug delivery system and a tumor-targeting toxin platform. We have four drug product candidates in various stages of clinical development for the treatment of cancer. The following table summarizes key information about our current drug product candidate pipeline:

Drug product candidate	Clinical indication(s)	Clinical development status	Commercialization rights
Cintredekin besudotox
(IL13-PE38QQR)	Glioblastoma multiforme (brain cancer)	Phase III	Worldwide(1)
LE-SN38	Colorectal cancer and other solid tumors	Phase II(2)	Worldwide
LEP-ETU	Breast cancer, lung cancer, ovarian cancer, and other solid tumors	Phase II(2)	Worldwide
LErafAON	Cancer	Phase I	Worldwide

(1)          Development and commercialization rights for Japan have been sublicensed to Nippon Kayaku Co., Ltd.

(2)          Phase I clinical trial completed in 2004. Commencement of Phase II pending outcome of discussions with FDA regarding the optimal regulatory pathway.

Our most advanced drug product candidate is cintredekin besudotox, a tumor-targeting toxin being developed as a treatment for glioblastoma multiforme (GBM), a deadly form of brain cancer. We completed enrollment in the pivotal Phase III “PRECISE” clinical trial for patients suffering from GBM at first recurrence in December 2005. PRECISE was designed to provide evidence of a statistically significant improvement in overall survival for patients on the cintredekin besudotox arm as compared to patients receiving treatment in the control arm, and includes two futility analyses (at 50 deaths and 100 deaths), an interim efficacy analysis at 160 deaths and the final efficacy analysis at 215 total deaths in the study. The first two milestones (the futility analyses) were reached in 2005 and subsequently the independent Data Monitoring Committee (iDMC) recommended that we continue the PRECISE trial as planned. While we are blinded to the results of the PRECISE trial, we currently estimate that the next milestone, the interim efficacy analysis after 160 total deaths in the study, could occur as early as the second quarter of 2006. The final analysis is currently expected to occur late in the fourth quarter of 2006 or early in 2007.

In addition, three compounds based on our NeoLipid® drug delivery platform are currently in or have completed Phase I  and we are making preparations to begin Phase II clinical development. These compounds are:

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

The NeoLipid® drug delivery technology combines drugs or other compounds with our proprietary lipids and allows for the creation of a stable liposome. This physical property is especially important during drug storage and after the drug has been administered intravenously to the patient. We believe our NeoLipid® technology may have applications in a variety of other areas in addition to our drug product candidates in clinical development.

In October 2005, Guillermo A. Herrera was appointed as our new President and CEO and as a director. Mr. Herrera replaced Mr. Ronald G. Eidell, a member of our Board of Directors, who served as interim President and CEO from March 2005 to October 2005.

In January 2006, we completed the sale of 4,025,000 shares of our common stock to the public. Proceeds to the Company were approximately $39.0 million, net of underwriting fees, but before expenses. The proceeds from this sale of stock are being used to fund clinical trials of our drug product candidates; preclinical studies for other potential drug product candidates; and for working capital, capital expenditures, and other general corporate purposes.

Also in January 2006, we hired Timothy P. Walbert to serve as Executive Vice President Commercial Operations. Mr. Walbert is responsible for working with the other members of our senior management team to develop and execute our overall commercial strategy, including global marketing, business development, sales, reimbursement, and commercialization.

MARKET OVERVIEW

According to the American Cancer Society (“ACS”) 2006 Cancer Facts and Figures, cancer is the second leading cause of death in the United States, accounting for one in every four deaths. The ACS 2006 Cancer Facts and Figures also estimates that doctors will diagnose approximately 1.4 million new cases of cancer in the United States in 2006. The National Institutes of Health (“NIH”) estimate that the annual cost of cancer in 2005 was approximately $209.9 billion, including $74.0 billion in direct medical costs and $17.5 billion for morbidity costs, which includes the cost of lost productivity.

Cancer is characterized by uncontrolled cell division resulting in the growth of a mass of cells commonly known as a tumor. Cancerous tumors can arise in almost any tissue or organ and cancer cells, if not eradicated, spread, or metastasize, throughout the body. Cancer is believed to occur as a result of a number of factors, including hereditary and environmental factors.

For the most part, cancer treatment depends on the type of cancer and the stage of disease progression. Generally, staging is based on the size of the tumor and whether the cancer has metastasized or spread. Following diagnosis, solid tumors are typically surgically removed or the patient is given radiation therapy. Chemotherapy is the principal treatment for tumors that are likely to, or have, metastasized. Chemotherapy involves the administration of drugs which are designed to kill cancer cells, affect the growth of tumors, or reduce bloodflow to tumors, in an effort to reduce or eliminate cancerous tumors.

Because in most cases cancer is fatal, cancer specialists attempt to attack the cancer aggressively, with as many therapies as available and with as high a dose as the patient can tolerate. Since chemotherapy attacks both normal and cancerous cells, treatment often tends to result in complicating side effects. Additionally, cells which have been exposed to several rounds of chemotherapy develop a resistance to the cancer drugs that are being administered. This is known as “multi-drug resistance.” The side effects of chemotherapy often limit the effectiveness of treatment. Cancers often recur and mortality rates remain high. Despite large sums of money spent on cancer research, current treatments are largely inadequate and improved anti-cancer agents are needed.

The products we currently have under development target a broad range of solid tumors. The table below shows the incidence and mortality estimated for the year 2006 for various types of solid tumor cancers that our products seek to treat:

Cancer Indication	New Cases	Deaths
Breast	214,640	41,430
Lung	174,470	162,460
Colorectal	148,610	55,170
Ovarian	20,180	15,310
Brain	18,820	12,820

Source: American Cancer Society, 2006 Cancer Facts and Figures

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

Develop our existing product portfolio

We currently have a portfolio of clinical and pre-clinical anti-cancer drug product candidates under development. We intend to further develop these drug product candidates both by expanding our internal resources and by continuing to collaborate with other companies and leading governmental and educational institutions.

Create new products by capitalizing on our NeoLipid® drug delivery platform

We intend to further explore the use of our proprietary NeoLipid® liposomal drug delivery technology to create new products in two ways: life cycle management, therefore extending the patent life and/or modifying the pharmacokinetic profile of existing cancer drugs, and by utilizing our platform to develop new drugs. We are aware of several widely used cancer drugs that are nearing patent expiration, as well as other widely used cancer drugs with patents that have expired. When a drug is combined with another agent or delivery system in a novel way, its patent life may be extended. Secondly, while many chemotherapeutic drugs have been effective for the treatment of cancer, these drugs have been limited in their use because of adverse side effects and difficulties in administration. Using our NeoLipid® drug delivery technology, we believe opportunities exist for us to increase the usefulness of these compounds as improved anti-cancer treatments. Thirdly, we believe that our liposomal drug delivery technology may provide us with a platform for the development of novel therapeutic agents for cancer drug development.

Increase the potential for commercial success through diversification

We are developing several drug product candidates simultaneously in an attempt to increase our chances of commercial success through diversification as well as potential partnerships with third parties. In addition, by broadening our drug product candidate portfolio, we increase our flexibility to eliminate drug product candidates that we determine may have less market potential while applying additional resources to the drug product candidates that show promise.

Commercialize pharmaceutical products focused on cancer in selected markets

Our goal is to bring to market novel drugs that address significant unmet needs in cancer treatment. In North America, we may develop a specialized cancer sales and marketing capability or work with third parties to market our future products to specialty physicians. As appropriate, we may establish collaborations with pharmaceutical companies, or others, to assist in the commercialization and development of our drug product candidates outside of North America.

DRUG PRODUCT CANDIDATES

Cintredekin besudotox (IL13-PE38QQR)

We have completed enrollment in a pivotal Phase III clinical trial, which we refer to as the PRECISE trial, for cintredekin besudotox for the treatment of glioblastoma multiforme, a deadly form of brain cancer. We have exclusively licensed cintredekin besudotox from the NIH and the FDA, and have been developing this drug product candidate under a Cooperative Research and Development Agreement (“CRADA”) with the FDA Center for Biologics Evaluation and Research (“CBER”). Cintredekin besudotox has received orphan drug designation in the US and Europe and fast track drug development program status in the US from the FDA. In addition, cintredekin besudotox has been selected to participate in the FDA’s Continuous Marketing Application (“CMA”) Pilot 2 program.

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

Cintredekin besudotox, on the other hand, is being developed as a highly specific tumor-targeting agent. Cintredekin besudotox is a recombinant protein consisting of a single molecule composed of two parts: a tumor-targeting molecule and a cytotoxic agent. The targeting component consists of interleukin-13, an immune regulatory cytokine (IL-13). Malignant glioma cells, as compared to normal brain cells, express IL-13 receptors at a higher density. IL-13 is an immune regulatory cytokine, or protein, secreted by cells. The cytotoxic agent is a potent bacterially derived toxin called PE38. Cintredekin besudotox is designed to detect and bind IL-13 receptors on the surface of malignant glioma cancer cells and selectively deliver PE38 to destroy tumor cells while sparing healthy surrounding cells. Cintredekin besudotox is administered by a technique known as convection-enhanced delivery, or CED, in which the drug is delivered through catheters inserted in the tumor (intratumoral administration) or brain tissue surrounding the tumor (peritumoral administration) before and/or following surgical resection of the tumor. CED is designed to infuse cintredekin besudotox directly to the tumor site and adjacent brain tissue with the goal of killing resident tumor cells and preventing recurrence of tumor cell growth.

Phase I/II data published from the four studies of cintredekin besudotox completed to date represent clinical data from approximately  100 patients in various clinical settings, including intra and peritumoral delivery of cintredekin besudotox for treatment of malignant glioma. The findings suggest possible evidence of tumor cytotoxic (cancer cell killing) effects of cintredekin besudotox against malignant glioma tumor cells. Although these studies were not designed to address efficacy, encouraging survival results continue to be observed beyond two years following treatment, in some patients. Promising data in the treatment of GBM (a type of malignant glioma) was observed in the Phase I/II studies. In addition, the importance of adequate catheter positioning in order to achieve optimal distribution of cintredekin besudotox in brain tissue was assessed, leading to specific guidelines for catheter positioning and deferred catheter placement. This translated into a better patient outcome for the 45 recurrent GBM patients treated post-tumor resection in the Phase I/II studies, with an overall median survival of 44.0 weeks (95% Confidence Interval (CI): 36.1-52.4) including 42% of patients with less than 2 adequately positioned catheters, while patients with at least 2 catheters adequately positioned experienced median survival of 51.7 weeks (95% CI: 36.1-78.0). Separately, 1-year and 2-year survival rates for recurrent GBM patients were 40% and 20%, respectively. These patients continue to be followed and the associated long-term survival data is updated periodically.

Based on the data from these studies, we began enrolling patients in the PRECISE trial in the first quarter of 2004 and completed enrollment in December 2005. This trial is a multi-center, multi-national study that enrolled a total of 294 patients suffering from first recurrent GBM tumors who were randomized into one of two treatment arms of the study, which resulted in an intent-to-treat population of 276 patients with confirmed recurrent GBM. One group, approximately 184 of the intent-to-treat patients, received convection-enhanced infusion of cintredekin besudotox after surgery and the other group, approximately 92 of the intent-to-treat patients, was treated through placement of Gliadel® Wafers (MGI Pharma, Inc.) at the time of surgery. Gliadel® Wafers are approved for treatment of patients undergoing surgery after either initial or recurrent treatment of the disease. The primary end point of PRECISE is to determine if there is a statistically significant difference in overall patient survival between the two arms of the study. In accordance with the PRECISE trial protocol, an interim efficacy analysis will be conducted by the iDMC after notification of 160 deaths, currently expected to occur as early as the second quarter of 2006, to evaluate potential superiority of long term patient survival of cintredekin besudotox over Gliadel® Wafer. If results are considered statistically significant (p ≤ .005), we would at that point evaluate plans to proceed with a biologics license application (“BLA”) submission prior to receiving results from the final efficacy analysis. If necessary, a final analysis will be conducted after notification of 215 deaths, to demonstrate superiority of long-term survival of cintredekin besudotox over Gliadel® Wafer. The final analysis is currently expected to occur late in the fourth quarter of 2006 or early in 2007.

Additionally, we initiated a Phase I clinical trial of cintredekin besudotox during the third quarter of 2004 that is designed to test the safety and tolerability of cintredekin besudotox in malignant glioma patients at initial diagnosis. Malignant gliomas are a type of brain tumor that includes glioblastoma multiforme, anaplastic astrocytoma, and malignant mixed oligoastrocytoma, among others. The Phase I clinical trial is being conducted in collaboration with the American College of Surgery Oncology Group (ACOSOG). Enrollment in this trial is expected to be completed in the first quarter of 2006.

LE-SN38

LE-SN38 is our NeoLipid® liposomal formulation of SN-38, the active metabolite of Camptosar®, a chemotherapeutic pro-drug, which is used as a first-line and second-line colorectal cancer treatment. At the present time, without the NeoLipid® system, SN-38 is insoluble and can only be used to treat cancer by administering the pro-drug Camptosar®. A pro-drug is a compound that is converted into the active drug in the body. However, Camptosar® is converted into SN-38 in colorectal cancer cells at different rates by different patients, and this variability in conversion rates can result in suboptimal dosing and adverse side effects, such as severe diarrhea. By employing our proprietary NeoLipid® technology to deliver SN-38, we hope to deliver the active drug to the tumor cells without the need for conversion, therefore minimizing variability and optimizing dose with minimal side effects.

During 2004, we completed a Phase I clinical trial for LE-SN38. The primary objectives of the Phase I study were to determine the pharmacogenomics, pharmacokinetics, and safety of LE-SN38 in patients with advanced local or metastatic solid tumors who have failed conventional therapy. Tumor progression was also monitored. In this trial, groups of patients received escalating doses of intravenous LE-SN38 infusion over 90 minutes every 21 days until disease progression or unacceptable toxicity levels were reached. Results from this Phase I study demonstrated the safety and tolerability of LE-SN38 and established a maximum tolerated dose (“MTD”) for all but a small subset of patients that metabolize SN-38 slowly. Pharmacokinetic analysis of blood samples from patients treated with LE-SN38 showed that blood levels and systemic drug exposure to SN-38 were comparable to or greater than that expected from the marketed Camptosar® dose based on previously published studies. In addition, dose limiting diarrhea was not observed. Phase II planning is underway and is pending the outcome of discussions with the FDA regarding the optimal regulatory pathway for this drug product candidate.

LEP-ETU

LEP-ETU is our NeoLipid® liposomal formulation of the widely used cancer drug, paclitaxel. Paclitaxel, also known as Taxol® (Bristol-Myers Squibb Company), has been approved in the US for the treatment of ovarian, breast and lung cancers. Despite paclitaxel’s wide use and its tumor cytotoxic characteristics, its effectiveness can be limited by its adverse side effects, which can include nausea, vomiting, hair loss and nerve and muscle pain. Because of the chemical characteristics of paclitaxel, it cannot be introduced into the body unless it is first formulated in a mixture of castor oil (Cremophor®) and ethanol, which can lead to significant side effects such as hypersensitivity reactions. We believe that by using our proprietary NeoLipid® technology, which eliminates the need for Cremophor and ethanol, LEP-ETU may overcome many current limitations of paclitaxel treatment for cancer patients and may limit the adverse side effects of current treatments.

During 2004, we completed a Phase I clinical trial for LEP-ETU. Results of the study indicated that LEP-ETU appeared to be well tolerated in terms of typical paclitaxel side effects by the majority of patients, including those receiving the higher doses of drug, as well as those who were not premedicated with antihistamines and steroids. Antitumor activity was observed, with 16% of patients experiencing partial responses (shrinkage of tumor by 50% or more). Additionally, 44% of patients evidenced stable disease and were able to complete 4 or more 3-week cycles of LEP-ETU treatment. Patients previously treated with taxanes were among those who responded to LEP-ETU. The MTD was determined to be 375 mg/m2.

During 2005, we completed a Phase I clinical trial designed to assess the pharmacokinetic profile of LEP-ETU compared to Taxol®. Although the study achieved total paclitaxel concentration and area under the curve levels comparable to Taxol®, the FDA has indicated that additional data is required to establish bioequivalence between LEP-ETU and Taxol®. We are currently engaged in a dialogue with the FDA to decide the optimal regulatory pathway. The next steps for LEP-ETU will be determined once we have received guidance from the FDA.

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

LErafAON utilizes our NeoLipid® technology and is designed to interfere with the expression by tumor cells of a protein known as c-raf. This protein is expressed at higher levels in various tumors including breast, ovarian and prostate cancers. By inhibiting expression of the c-raf protein, LErafAON may have independent anti-tumor activity and may render tumor cells more susceptible to radiation or chemotherapy. Pre-clinical studies indicate that LErafAON may prove to be beneficial in enhancing the activity of a broad range of chemotherapies in the treatment of various forms of cancer. Our liposomes provide a non-viral method of delivering the antisense oligonucleotide into the cell via intravenous administration.

To date, we have completed two Phase I clinical trials using LErafAON. One study involved the use of LErafAON as a single agent in cancer patients with various solid tumors, and the second study involved the use of LErafAON in combination with radiation therapy in cancer patients with radiation resistant tumors. During the fourth quarter of 2004, we initiated a Phase I clinical trial of LErafAON which now takes advantage of our new cationic cardiolipin based NeoPhectin™ technology. The primary endpoint of the Phase I study is to determine the dose limiting toxicity (“DLT”) and MTD of LErafAON. The pharmacokinetics and tumor treatment effect of LErafAON will also be assessed. Patient enrollment is anticipated to be completed in 2006.

Competition

Each of the drug product candidates we currently have under development will face competition from products currently on the market or under development. The following table lists our current principal competitors and their products, which compete with the listed drug product candidates we currently have under development:

Our drug product candidate	Principal competitor	Competitor’s product
Cintredekin besudotox	MGI Pharma, Inc.	Gliadel® Wafer
LE-SN38	Pfizer Inc.	Camptosar®
LEP-ETU	Bristol-Myers Squibb Co.	Taxol®(1)
LErafAON	Isis Pharmaceuticals Inc.	Antisense products(2)

(1)          This product is currently off-patent and generics are available.

(2)          There are currently no antisense products available on the market for the treatment of cancer, but Isis Pharmaceuticals, Genta Incorporated, and others are developing such products.

We also compete with drug development companies for licenses to novel technologies as well as for collaborations with large pharmaceutical and other companies.

RESEARCH AND DEVELOPMENT PROGRAM

In order to add new drug product candidates to our pipeline, we are actively conducting pre-clinical research to investigate other compounds that could potentially benefit from our NeoLipid® technology. As of December 31, 2005, we employed 73 individuals in our pre-clinical and clinical research and development departments. We have incurred research and development expenses of approximately $31,851,000 in 2005, $44,513,000 in 2004 and $34,262,000 in 2003 to develop our drug product candidates and pre-clinical compounds.

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

Georgetown University Agreements

We currently have three license agreements with Georgetown University relating to various liposome- related products.

Under the Georgetown licenses, and in return for sponsoring related research, we were granted exclusive licenses to manufacture and sell LED (liposome encapsulated doxorubicin), LEP (liposome encapsulated paclitaxel), and LErafAON. We are obligated to pay royalties to Georgetown on commercial sales of these products. In addition, through December 31, 2004, we paid an up-front licensing fee and advance royalty payments (which may be credited against future royalties) of $75,000. Additionally, we may be obligated to make milestone payments upon achieving certain development objectives for these compounds. The Georgetown licenses expire in 2013 for LED, 2014 for LEP and 2020 for LErafAON. The licenses may also be terminated by either party in the event of a default by the other party.

Georgetown License Agreements

Compound	Potential Maximum Aggregate Milestone Payments Remaining	Maximum Potential Royalty Rate
LED	$250,000	5.00%
LEP	$250,000	2.50%
LErafAON	$1,000,000	2.75%

Until February 2005, we had three annual contract research agreements, under each of which we paid or reimbursed Georgetown for all direct and indirect costs associated with research on specific projects. In return, with respect to any project for which an application is ultimately approved by the FDA, we retain all rights to all inventions, developments, discoveries and other proprietary ideas which are first conceived, discovered or developed during the conduct of the research upon making a one-time payment of up to $175,000 to Georgetown.

National Institutes of Health

In September 1997, we entered into an exclusive worldwide licensing agreement with the NIH (an agency of the United States Public Health Service (“PHS”) within the Department of Health and Human Services) whereby we were granted the right to develop and commercialize cintredekin besudotox (IL13-PE38QQR) for the treatment of cancer. The cintredekin besudotox license required us to pay NIH an initial $75,000 non-refundable payment and requires minimum annual royalty payments to NIH of $10,000 that increase to $25,000 after the first commercial sale. The cintredekin besudotox license also requires us to pay to NIH milestone payments of up to $585,000 upon completion of various phases of development of cintredekin besudotox and a maximum royalty of 4% based on future product sales, if any. The license agreement terminates in 2018. However, we have the unilateral right to terminate the license agreement at any time upon 60 days written notice. The NIH may terminate the agreement upon our default in performing any material obligation under the agreement or if it determines that such action is necessary to meet the requirements for public use specified by federal regulations and we were not reasonably satisfying such requirements. While providing us with an exclusive license, it should be noted that, (i) the NIH does not make any representations or warranties in the license agreement as to the validity or enforceability of the licensed rights and retains certain rights of use for the government, and (ii) notwithstanding our exclusive license, co-rights to the technology are claimed by one of the original inventors and he purports to have assigned such rights to a third party. See Item 1 A.—Risk Factors.

U.S. Food and Drug Administration

In August 1997, we entered into a cooperative research and development agreement with the FDA (the “FDA CRADA”) covering the cintredekin besudotox compound licensed from the NIH. Pursuant to the FDA CRADA, we agreed to commercialize cintredekin besudotox and the FDA agreed to collaborate on the clinical development and commercialization of the licensed compound. Under the terms of the FDA CRADA, we paid $130,000 to the FDA in 2005. Funding for the FDA CRADA expires April 30, 2006. Termination of the FDA CRADA, however, does not affect our rights under our license agreement with the NIH for cintredekin besudotox.

In summary, the amounts paid to our research and development collaborators under our various agreements, as well as our potential aggregate future commitments under these agreements, are included in the following table:

Research and Development Collaboration Expenses

	Aggregate Payments Made through December 31, 2005	Additional Aggregate Potential Payments(1)
Georgetown	$2,561,840	$1,500,000
NIH	1,091,191	450,000
FDA	1,910,000	—
Total Collaboration Expenses	$5,563,031	$1,950,000

(1)          These amounts do not include potential sales-based royalty payments that may be required under the various license agreements.

Clinical Trial Monitoring Agreements

In order to complete the clinical development of our drug product candidates, we, or third parties with whom we contract, must be able to conduct clinical trials in accordance with the FDA’s current Good Clinical Practices (“CGCP”) at acceptable costs and in a timely manner. As we currently only have a limited capacity to monitor clinical trials with internal staff, we have contracted with third parties to provide us with CGCP services.

In December 2004, we finalized an agreement with PPD Development, LP (“PPD”) to provide study monitoring and administration services for our PRECISE trial. Under the agreement, PPD is responsible for recruiting study sites and monitoring patient progress, among other responsibilities, throughout North America, Europe and Israel. The terms of the agreement require NeoPharm to pay PPD a total of approximately $6.5 million for direct expenses through June 2006, which are exclusive of clinical trial site costs for treating patients. As of December 31, 2005, approximately $5.6 million in expense had been incurred under the terms of the agrement. The remaining expense of approximately $0.9 million consists of monthly fees and milestone payments payable as certain objectives, related to submission of required documents, are met. The agreement can be terminated with or without cause by either party upon 30 days prior written notice, and we believe there are at least 25 other organizations, some of which we currently have relationships with, which could provide us with these services, though no assurance can be given that such services would be available to us when we need them or be available on terms and conditions that we would find acceptable.

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

In August 2002, we entered into an agreement with Diosynth RTP, Inc. (Diosynth) to produce cintredekin besudotox in quantities that will be required to support our PRECISE trial for that drug product candidate. As of December 31, 2005, Diosynth has completed the manufacturing of quantities of cintredekin besudotox necessary to complete the PRECISE trial. In September 2005, we amended the Diosynth agreement to provide for completion of the necessary work related to certain sections of a cintredekin besoudotox BLA submission that would be required in the event the PRECISE trial achieves its endpoint. The conclusion of this work is expected to provide us with initial FDA approved commercial supplies of cintredekin besudotox in the event FDA approves a BLA. We have not yet secured commercial manufacturing capacity for cintredekin besudotox from Diosynth, but we believe there are at least two other sources available to us and we expect to secure that capacity in the future.

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

Our current laboratory facility provides us with the capacity to produce the quantities of our compounds intended solely for our pre-clinical research and development purposes. With respect to our NeoPhectin™ product, which is used as a transfection agent for research and development purposes, we anticipate that our laboratory facility, which is compliant with current good laboratory practices, will also provide us with sufficient capability to produce commercial quantities of the product, as needed.

In every case, we believe there are other sources of raw materials and contract manufacturing that would be acceptable to the Company and would comply with the requirements of the FDA. However, there can be no assurances that we could enter into agreements with these alternative suppliers or manufacturers on terms and conditions acceptable to us, if at all or that having to obtain alternative sources of supply would not substantially delay development of our drug candidates.

Patents and Proprietary Rights

We either own or have in-licensed over 50 United States patents or patent applications relating to our drug product candidates and compounds. We have also filed applications in a number of foreign jurisdictions which are counterparts of our issued United States patents and pending patent applications, many of which have issued into patents in the respective countries. We believe all of our drug product candidates and compounds under development are protected by patents owned or licensed to us and that we will not be infringing upon anyone else’s patented rights upon entry into the marketplace.

Patent protection is important to our business. The patent position of companies in the pharmaceutical field generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. Therefore, we cannot assure you that any patent applications relating to our products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge our patents, obtain patents that we may be found to infringe and, therefore, adversely affect our ability to conduct business or are able to circumvent our patent position by designing around our patented technology. It is possible that other parties have invented compounds or processes that would precede any of our discoveries in the United States. Finally, there can be no assurance that others will not independently develop similar pharmaceutical products which will compete against ours, or cause our drug product candidates and compounds to become obsolete.

Our competitive position is also dependent upon unpatented trade secrets. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants, and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individuals during the course of their relationship with us must be kept confidential, except in specified circumstances. However, we cannot assure you that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure of confidential information. Further, invention assignment agreements executed by consultants and advisors may conflict with, or be subject to, the rights of third parties with whom such individuals have employment or consulting relationships. In addition, we cannot assure you that others will not independently develop equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that such trade secrets will not be disclosed, or that we can effectively protect our rights to unpatented trade secrets.

We may be required to obtain licenses to patents or proprietary rights of others. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to investigate any possible infringement upon or design around such patents, or we could find that the development, manufacture, or sale of products requiring such licenses could be foreclosed due to infringement upon those rights. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued or exclusively licensed to us, to protect trade secrets or know-how owned by us or to determine the scope and validity of the proprietary rights of others. In addition, we may become involved in oppositions in foreign jurisdictions or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation, opposition, or interference proceedings could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, us. In addition, we cannot assure you that our efforts will be successful. See Item 1A.—RISK FACTORS.

Government Regulation

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture, and marketing of our drug product candidates and in our ongoing research and development activities. The nature and scope of this regulation will depend on the nature of the products we develop. We anticipate, however, that each of our drug product candidates will be subject to extensive regulation during the pre-approval research and development phase, and that each will require approval by the FDA prior to commercialization in the United States (and approval by comparable foreign government authorities prior to commercialization in those countries). In particular, human therapeutic products are subject to extensive oversight during the preclinical and clinical phases, as well as a rigorous approval standard and elaborate approval procedures, both in the United States and in foreign countries. Various Federal statutes and regulations also govern or influence the manufacturing, packaging, labeling, and storing of human therapeutic products both during the pre-approval period and after approval. Various Federal statutes and regulations impose record-keeping and reporting requirements with respect to these products both before and after approval and regulate the promotion and marketing of these products after approval. The process of obtaining approval and compliance with the appropriate Federal statutes and regulations both before and after approval requires substantial time and financial resources.

The steps ordinarily required before a new drug may be marketed in the United States, which are similar to the steps required in most other countries, include:

•       preclinical laboratory tests, preclinical studies in animals, formulation studies, and the submission to FDA of an investigational new drug application (“IND”);

•       adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication sought;

•       the submission of a new drug application (“NDA”) or BLA to FDA; and,

•       FDA review and approval of the NDA or BLA.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies. FDA regulates the laboratory work and facilities through good laboratory practice (“GLP”) regulations. The results of preclinical testing are submitted to FDA as part of an IND. There is a 30-day waiting period after the filing of each investigational new drug application before clinical testing in humans may begin. At any time during the 30-day period, FDA may place the proposed study on clinical hold. A clinical hold means that the trial may not begin until FDA notifies the sponsor that it may begin. FDA may impose a clinical hold, for example, if it finds that human subjects will be exposed to an unreasonable and significant risk of injury, or if the IND does not contain sufficient information to assess the risks to subjects of the proposed study.

Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase I, clinical trials are conducted with a small number of subjects to assess the metabolism, pharmacokinetics, and pharmacological actions of the drug, to determine the side effects associated with increasing doses, and if possible to gain early evidence of the drug’s efficacy. Phase II usually involves studies in a limited patient population to assess the efficacy of the drug in specific, targeted indications; assess dosage tolerance and optimal dosage; and  determine common short-term side effects and risks associated with the drug.

If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical trial sites. Phase III trials are intended to gather the additional information about safety and efficacy that is needed to support product approval.

Any clinical trial conducted under an IND is subject to FDA regulations, including its good clinical practices (“GCP”) requirements (which include safety reporting requirements), informed consent requirements, and institutional review board (“IRB”) requirements. FDA may at any time halt an ongoing clinical trial, if the agency believes that patients participating in the trial will be or are being exposed to unacceptable health risks. FDA may also terminate an IND and require the sponsor to end all clinical trials under the IND, if it finds deficiencies in the IND or in the conduct of the trial under the IND. The regulatory authorities of foreign countries have comparable authority to regulate, suspend, and terminate clinical trials. The clinical trial process is extremely costly, and positive results in the preclinical phase do not necessarily ensure positive results in the subsequent clinical trials.

After successful completion of the required clinical trials, a new drug application or biologics license application (collectively an “application”) is generally submitted. In order for a new drug to be approved, the application must demonstrate that it is safe and effective and that it is manufactured in compliance with CGMP. FDA may request additional information before accepting an application for filing, in which case the application must be resubmitted with the additional information. Once an application has been accepted for filing, FDA reviews the application and responds to the applicant. FDA requests for additional information or clarification often significantly extend the review process. FDA may refer the application to an appropriate advisory committee for review, evaluation, and recommendation as to whether the application should be approved, but FDA is not bound by the recommendations of its advisory committees. FDA will typically also inspect the manufacturing facility to ensure CGMP compliance.

FDA review of a BLA or NDA can take several years. If FDA’s evaluations of the application and the manufacturing facilities are favorable, FDA may issue an approval letter or an “approvable” letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the application and authorization to market the drug commercially for the approved indications.  FDA may also refuse to approve the application or issue a “not approvable” letter outlining the deficiencies in the submission. In this case, additional clinical testing may be necessary before a new application will be ready for submission.

FDA has the authority to expedite its review of a drug intended for the treatment of a serious or life-threatening condition, if the sponsor demonstrates that the product has the potential to address an unmet medical need.  Such products are designated as “fast track products.”   An application for a fast track product may be approved if FDA determines that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. This means, for example, FDA has the authority to approve a cancer therapy not only on the basis of patient survival rates and improved quality of life, but also partial tumor shrinkage. FDA’s “fast track” authority can significantly shorten the clinical trial process and regulatory review period for new cancer therapies. Approval of a fast track product may be subject to the requirement that the sponsor conduct post-approval studies to confirm the product’s effect on a clinical endpoint. Failure to conduct these studies with due diligence, or a negative result in these studies, can result in expedited withdrawal of product approval. FDA often asks the sponsor of a fast track product to agree to distribution restrictions or a risk management plan.

Under the Orphan Drug Act, FDA may designate a drug product as an “orphan drug” if there is no reasonable expectation of recovery of the costs of research and development from sales in the United States or if the drug is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 persons in the United States. If FDA designates a drug product as an orphan drug, then once FDA approves the product for marketing, it is entitled to seven years of market exclusivity. This means the agency may not approve another sponsor’s marketing application for the same drug for the same orphan indication for seven years. There are two exceptions to the bar on new approvals. Specifically, FDA may approve a second application for the same orphan drug if (1) the first application holder consents, or (2) the first application holder cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease or condition.  In addition, the market exclusivity provision does not prevent FDA from approving a different orphan drug for the same use or the same orphan drug for a different use. The Orphan Drug Act has been controversial, and legislative proposals have from time to time been introduced in Congress to modify this law, particularly the market exclusivity provisions.

Once a new drug is approved for sale in the United States, the product and its manufacturer continue to be subject to strict regulation by FDA. FDA imposes recordkeeping and reporting requirements, requires the manufacture of the product to comply with CGMP, and reviews the manufacturer’s promotional activities. The company is also subject to regular inspection by FDA. Serious unexpected adverse events after approval can result in a change to the product’s labeling, a new or expanded risk management plan, and, in extreme situations, withdrawal of the product from the market and withdrawal of the approved application.

Many of the legal requirements described in the preceding paragraphs stem from the Federal Food, Drug, and Cosmetic Act (“FDCA”). Violation of the FDCA can result in product seizure, injunctions against the company, civil penalties, and criminal prosecution.

Sales of new drug products outside the United States are regulated under comparable laws. The requirements vary from country to country, but typically the pre-approval process takes several years, is heavily regulated, and requires the investment of significant resources. As in the United States, manufacturing, labeling, distribution, and promotion continue to be regulated after product approval.

In most cases, if FDA has not approved a product for sale in the United States, the product may be exported for sale outside of the United States only if it complies with the laws of, and has valid marketing authorization from the appropriate authority in: the European Union, a country in the European

Economic Area, Australia, Canada, Israel, Japan, New Zealand, South Africa, or Switzerland. FDA regulations govern this process.

We are also subject to various Federal, state, and local laws, regulations, and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work.

Any of the Federal and state laws, regulations, and requirements described in this section may change at any time.

Employees

As of December 31, 2005, we employed 98 people, of whom there are 73 in research and development and 25 in administration. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.neophrm.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov. Additionally, we have also adopted a Code of Conduct and Business Ethics applicable to all officers, directors, and employees, which is also available on our website.

ITEM 1A.         RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information set forth in this document as well as other information contained in the periodic reports we file with the SEC. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock.

If we were unable to develop, obtain regulatory approvals for, and then market our drug product candidates, our business would be harmed.

The process for developing new therapeutic products is inherently long, complex, and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will eventually result in products that will receive regulatory approval and achieve market acceptance.

We currently have four drug product candidates in clinical development. Each candidate is the subject of an effective IND that we filed with FDA. The protocols for any clinical trials we perform under these INDs must have institutional review board (“IRB”) approval, and the trials must comply with FDA’s good clinical practices (“GCP”) and other regulations. There is no assurance that the clinical trials we may seek to conduct under these INDs will obtain IRB approval. There is also no assurance that FDA will allow us to continue the clinical trials that we have begun. FDA may suspend a clinical trial at any time if the agency believes that the patients participating in the study are or will be exposed to unacceptable health risks. FDA may also terminate an IND and require the sponsor to end all clinical trials under that IND, if it finds deficiencies in the IND or in the conduct of a trial under the IND. Some of our clinical trials are conducted in foreign countries, and the regulatory authorities of those countries have comparable authority to suspend and terminate clinical trials. Suspension or termination of the clinical trials of our drug product candidates could substantially delay or even prevent regulatory approval of the drug product candidates.  There is no guarantee that clinical studies, if performed, will demonstrate the safety and efficacy of any drug product candidate we have in development.

Sales of our drug product candidates will be subject to pre-market approval requirements in the United States and in other countries. These requirements vary widely from country to country.  We cannot assure you that we will receive approval to market any of our drug product candidates in any country. We have yet to submit an application for marketing approval for any of the drug product candidates we currently have under development. We cannot predict with certainty if or when we might submit any of these drug product candidates for regulatory review. We cannot assure you that once we submit a drug product candidate for review, FDA or any other regulatory agency will approve that product on a timely basis or at all.

Approval of our drug product candidates in the United States or a foreign country may depend on our agreement to perform burdensome and expensive post-marketing studies or our agreement to a burdensome risk management plan that could interfere with physician and patient acceptance of our product. We cannot assure you that we will agree to perform such additional studies or to accept such a risk management plan. If we agree to perform post-market studies and then fail to conduct those studies with due diligence, or if those studies fail to verify the product’s clinical benefit, FDA may withdraw its approval of the product.

If FDA or a foreign regulatory authority approves one of our drug product candidates, we will need to manufacture, or contract with third parties to manufacture, a sufficient volume of that product to meet market demand. This will require accurate forecasting of market demand. There is no guarantee that we will accurately forecast the market demand for any of our drug product candidates or that there will be any market demand. There is also no assurance that we will be able to successfully manufacture, or find a third party to manufacture, adequate quantities of any of our drug product candidates to meet any market demand.

Our most advanced drug product candidate is cintredekin besudotox (IL13-PE38QQR), which we believe has potential to be used as a treatment for malignant gliomas. In September 1997, we exclusively licensed worldwide rights to cintredekin besudotox from the NIH and FDA. Our Phase I clinical trials to date involving this drug product candidate have enrolled approximately 100 patients. On the basis of our preliminary Phase I clinical trial findings for this drug product candidate, we initiated the PRECISE trial, a pivotal Phase III multi-center, multi-national clinical trial that enrolled a total of 294 patients, of which, in accordance with the trial protocol, approximately 196 patients received cintredekin besudotox. There are no assurances that cintredekin besudotox will prove to be safe and effective or receive regulatory approval for any indication.

We also have three other drug product candidates in clinical development for the treatment of various cancers: LE-SN38, LEP-ETU, and LErafAON. Each of these drug product candidates has either completed or is currently in Phase I clinical testing. There are no assurances that any of these drug product candidates will prove to be safe and effective or that any of them will receive regulatory approval for the treatment of the indications which we may pursue.

Even if we receive regulatory approval for one of our drug product candidates in the United States or a foreign country, there are no assurances that the product will prove to be commercially successful or profitable.

We are highly dependent on achieving success in the clinical testing, regulatory approval, and commercialization of our most advanced drug product candidate, cintredekin besudotox, which may never be approved for commercial use. If we are unable to commercialize cintredekin besudotox, our ability to generate revenues would be impaired and our business would be harmed.

We have invested a significant portion of our time and financial resources in the development of cintredekin besudotox, and we anticipate that for the foreseeable future, our potential to achieve revenues from drug product sales will be dependent on its successful clinical testing, regulatory approval in the United States, and successful commercialization. Development, approval, and successful commercialization of new drug products is a highly uncertain process.

We may suffer significant setbacks in our Phase III clinical trial of cintredekin besudotox (the PRECISE trial), even after achieving potentially promising results in earlier clinical trials.  In the fourth quarter of 2005, we completed enrollment in the PRECISE trial for patients suffering from first recurrent glioblastoma multiforme tumors. Patients in the PRECISE trial received treatment either with cintredekin besudotox or with Gliadel® Wafers, a product currently approved to treat this disease. The primary endpoint of the study is to determine if there is a statistically significant overall patient survival difference between patients treated with cintredekin besudotox and patients treated with Gliadel® Wafers. The results from our clinical trial may not demonstrate a statistically significant difference. If the results from the PRECISE trial do not demonstrate a statistically significant difference, FDA could determine that additional clinical trials are necessary, which could delay or even prevent approval and commercialization.

Even if we conclude that the results from our clinical trial demonstrate a statistically significant difference, FDA may not agree with us, for example because it evaluates the data using a different method. FDA could also conclude that the clinical trial results are not clinically meaningful, that there were human errors in the conduct of the clinical trial, or that for some other reason the clinical trial results are inadequate to support approval of cintredekin besudotox. Even if FDA agrees that the results from the PRECISE trial demonstrate a statistically significant difference, FDA may require statistically significant results in a second Phase III trial before it will approve cintredekin besudotox. Even if we believe that we have submitted all of the data and information necessary to satisfy FDA requirements for approval of a

BLA, there is a risk that FDA will require additional data and information that we are unable to provide. Finally, even if the results are statistically significant, adverse safety findings in the PRECISE trial could delay or prevent regulatory approval.

Even if the results of the PRECISE trial are statistically significant, prior to commercialization of cintredekin besudotox in the United States, we will have to submit, and FDA will have to approve, a BLA for cintredekin besudotox. FDA approval is contingent on many factors, including its evaluation of our clinical trial results, its assessment of the remaining portions of our BLA, and its inspection of facilities where cintredekin besudotox is manufactured. If FDA does not approve the BLA, if FDA approval is delayed, or if FDA requires additional clinical testing or other information, our ability to achieve revenues from product sales will be impaired and our stock price would be materially and adversely affected.

Even though FDA has awarded orphan drug designation to cintredekin besudotox, a competitor could obtain orphan drug designation for the same drug for the same indication and complete its clinical trials before we complete ours. FDA could approve that competitor’s product first and give it seven years of market exclusivity. In this case, we might not be allowed to market our product in the United States for seven years. This would have a material adverse effect on our business. The law would permit FDA to approve our product during the seven years if certain conditions were met, but there is no assurance we could satisfy these conditions. We might be able to market the product outside the United States, if certain conditions were met, but there is no guarantee that we would be able to satisfy those conditions. The export process can be complex, and there are no assurances that export would be permitted or that another country would accept the product. Even if FDA approves cintredekin besudotox as an orphan drug and awards it seven years of exclusivity, the law permits FDA, in certain situations, to approve a competitor’s product. This could have a material adverse effect on the commercial success of our product.

Because all of our drug product candidates are in clinical development, there is a high risk that further development and testing will demonstrate that our drug product candidates are not approvable or suitable for commercialization, which could cause our business to suffer.

None of our drug product candidates has received regulatory approval for commercial sale. Before we can obtain regulatory approval for the commercial sale of any of our drug product candidates, we must demonstrate through pre-clinical testing and clinical trials that the drug product candidate is safe and effective. Conducting pre-clinical and clinical testing is a lengthy, expensive, and uncertain process and may take several years or more. Success in pre-clinical testing does not assure success in clinical trials, and positive results in early phase clinical trials do not assure a positive outcome in later trials.

Clinical development of any of our drug product candidates, including, but not limited to cintredekin besudotox, may be curtailed, redirected, delayed, or eliminated at any time for any of the following reasons or for other reasons:

•       our inability to manufacture, or secure third party sources to manufacture, sufficient quantities of drug compounds for use in clinical trials;

•       our inability to attract suitable and willing investigators for our trials;

•       our inability to locate, recruit, and qualify a sufficient number of patients for our trials;

•       negative or ambiguous results regarding the effectiveness of the drug product candidate;

•       undesirable side effects that delay or extend the trials, or other unforeseen or undesirable safety issues that make the drug product candidate not medically or commercially viable;

•       our failure, or the failure of any third party with whom we contract, to comply fully with the investigational new drug regulations and other regulations applicable to clinical trials;

•       delays, suspension, or termination of trials imposed by us or an independent institutional review board for a clinical trial site, or a clinical hold placed upon the trial by FDA;

•       regulatory delays or other regulatory actions, including changes in regulatory requirements;

•       our inability to adequately follow patients after treatment; and

•       delays in importing or exporting clinical trial materials.

A delay or termination of any of our clinical trials would have an adverse effect on our business. If any of our clinical trials is unsuccessful, this could preclude us from obtaining regulatory approval, which would have an adverse effect on our business. If any of our clinical trials is perceived as unsuccessful by FDA or physicians, our business, financial condition, and operations would be harmed.

Our business is subject to extensive governmental regulation, and failure to comply with those regulations can lead to unanticipated delays in product development and approval and can prevent commercialization.

FDA regulates the research, development, and testing of our drug product candidates. If any of our drug product candidates is approved for marketing and introduced into the market, FDA will continue to regulate the manufacturing, labeling, distribution, marketing, and advertising activities of that product.  Public health authorities in foreign countries have comparable authority. Compliance with these requirements before and after approval is expensive and time consuming. Failure to comply can lead to regulatory action that would have a negative impact on our business.

In order to market a new therapeutic product in the United States, we must prove that the product is safe and effective and that the product is manufactured in compliance with CGMP. Completing the pre-clinical and clinical testing necessary to prove the safety and effectiveness of a new therapeutic product, and establishing the capability to comply with CGMP, can take many years, be very costly, and still be unsuccessful. The results of pre-clinical testing and Phase I and II studies are not necessarily indicative of the results in larger patient populations, as evaluated in Phase III studies.

In order to market any of our drug product candidates, once this lengthy research and development process is completed, we will need to submit a BLA or NDA to FDA. This will need to contain pre-clinical, clinical, manufacturing, labeling, and other information, and it must demonstrate that the drug product candidate is safe and effective for use in humans for each proposed indication. FDA may refuse to accept any of our applications if it views the application as incomplete. The manufacturing facilities must also comply with CGMP, and FDA will inspect the facility before it approves the application.

Even if we complete the lengthy and expensive research and development process for one of our drug product candidates and file a BLA or NDA seeking approval to market the candidate, we do not know whether FDA will approve the application on a timely basis, or at all. FDA’s review of a BLA or NDA that it accepts can take several years.  FDA can delay, limit, or deny approval for many reasons, including if:

•       it determines that our drug product candidate is not safe or is not effective;

•       it interprets the data from our pre-clinical testing and clinical trials differently than we do;

•       it determines that our manufacturing processes or facilities, or the processes or facilities of third parties involved in the manufacture of our drug product candidates, do not comply with CGMP;

•       it changes its approval policies or adopts new regulations; or

•       Congress amends the FDCA, the Public Health Service Act, or other applicable laws.

The process of obtaining approvals in foreign countries is subject to uncertainty, delay, and failure for similar reasons.

In addition, FDA (and foreign regulatory authorities) may approve a drug product candidate for fewer than all the indications requested or require that the drug product be labeled in a way that differs from our proposed labeling. Even if FDA (or a foreign regulatory authority) approves one of our drug product candidates, it may require that we perform burdensome post-marketing studies and it may impose other burdensome requirements, including the requirement that we institute and maintain a special risk management plan to monitor and manage potential safety issues. These requirements could reduce or eliminate the drug product’s market potential.

A drug product and its manufacturer are subject to strict regulation after product approval by FDA and comparable foreign authorities. FDA regulates manufacturing, labeling, distribution, and promotional activities after product approval, as do comparable foreign regulatory agencies.  We must also report certain adverse events involving our drug products to these agencies. Failure to comply with applicable regulatory requirements can result in, among other things, product seizure, civil penalties, suspensions and withdrawals of regulatory approvals, import and export problems, product recalls, operating restrictions, and criminal prosecution. The restriction, suspension, or revocation of regulatory approvals or other adverse action taken on the basis of failure to comply with applicable regulatory requirements could have a material adverse effect on our business, financial condition, and operations.

Previously unidentified adverse events or an increased frequency of adverse events that may occur post-approval could result in FDA, or other agencies, requiring us to conduct further clinical research, which could be expensive and could lead to new and unfavorable information about the safety or the effectiveness of our product. New safety or effectiveness information after approval can result in a change in the labeling of our drug products, new or more extensive distribution restrictions, a new or expanded risk management program, product recalls, withdrawal of the drug product from the market, or withdrawal of product approval, any of which could materially affect the commercial success of the product. Any unforeseen problems with one of our drug product candidates after approval could preclude successful commercialization of that product and harm our business and stock price.

We have a history of operating losses, expect to continue to incur losses for the foreseeable future, and may never be profitable.

We have a limited operating history, and our operations consist primarily of the development of our drug product candidates and the sponsorship of research and clinical trials. Over the past three fiscal years, we have incurred aggregate net losses of approximately $149.1 million. We expect to incur additional losses and, as our development efforts and clinical testing activities continue, our losses may increase. We also expect to experience negative cash flows for the foreseeable future as we fund our losses and capital expenditures. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity. To date, we have not sold or received approval to sell any drug product candidates, and it is possible that revenues from drug product sales will never be achieved. We have generated only limited amounts of revenue from license fees and sales of products based upon our NeoPhectinTM technology (a novel cationic cardiolipin liposome based technology), and it is possible that additional license revenue and/or revenue from sales of NeoPhectinTM products will continue to be of limited significance. We cannot at this time predict when or if we will be able to develop other sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our drug product candidates.

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

Each of the drug product candidates we currently have under development will face competition from drug products currently on the market or under development. The following table lists our current principal competitors and their products which compete with the listed drug product candidates we currently have under development:

Our drug product candidate	Principal competitor	Competitor’s product
Cintredekin besudotox	MGI PHARMA, Inc.	Gliadel® Wafer
LEP-ETU	Bristol-Myers Squibb Co.	Taxol®(1)
LE-SN38	Pfizer Inc.	Camptosar®
LErafAON	Isis Pharmaceuticals Inc.	Antisense products(2)

(1)         This product is currently off-patent and generics are available.

(2)         There are currently no antisense products available on the market for the treatment of cancer, but Isis Pharmaceuticals, Genta Incorporated, and others are developing such products.

We also compete with other drug development companies for licenses to novel technologies as well as for collaborations with large pharmaceutical and other companies.

Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value.

The stock market has experienced significant price and volume fluctuations, which often has been unrelated to the operating performance of particular companies. In addition, the market price of our stock has been highly volatile and is likely to continue to be so. For example, during 2004, the market price of our common stock fluctuated between $22.70 and $4.66 per share. During 2005, the market price of our common stock fluctuated between $15.47 and $7.16 per share. On May 13, 2003, our Board of Directors declared a 15% common stock dividend to stockholders of record on June 3, 2003, which was issued on June 10, 2003. All share information and per share data for prior periods has been restated to reflect this stock dividend.

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

•                    litigation, including, but not limited to, current class action lawsuits and resolution of the ongoing SEC investigation of the Company;

•                    actual or anticipated fluctuations in our financial results;

•                    our ability to obtain financing, when needed;

•                    economic conditions in the US and abroad;

•                    comments by or changes in Company assessments or financial estimates by securities analysts;

•                    adverse regulatory actions or decisions;

•                    losses of key management;

•                    changing governmental regulations;

•                    our ability to secure adequate third party reimbursement for products developed by us;

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

Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We, along with certain of our officers, are currently named as defendants in a number of class action lawsuits which have been consolidated for trial and are currently pending in the federal district court for the Northern District of Illinois, and each of which alleges various violations of the federal securities laws in connection with certain of our public statements as they relate to our LEP drug product candidate. We may be named as a defendant in similar litigation in the future. While we are vigorously defending this litigation, this litigation has resulted, and can be expected to continue to result, in substantial costs and in a diversion of management’s attention and our resources, which could harm our business and financial condition, as well as the market price of our stock. Moreover, it may result in an adverse judgment against us or a settlement, either of which could require us to make a payment to the plaintiffs to the extent a possible payment exceeds or is not covered by our insurance.

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

We estimate that as of December 31, 2005, our then existing cash reserves, plus capital raised in our follow-on stock offering in January 2006, should be sufficient to finance our operations at current and projected levels of development and general corporate activity approximately through the fourth quarter 2007. We can offer no assurance that we will be able to generate revenues from product sales in the near term or in the future, at a rate sufficient to fund our operations. Even though we were successful in raising additional capital in January 2006, we will need additional future financing depending on a number of factors, including, but not limited to, the following:

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

•       the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our patent claims and other intellectual property rights and investigating and defending against infringement claims asserted against us by others;

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

We depend on third parties for a variety of functions, including the research and development, manufacturing, clinical testing, and regulatory compliance of our drug product candidates. No assurance can be given that these third parties arrangements will allow us to successfully develop and manufacture and market our drug product candidates.

We do not have the internal infrastructure to conduct clinical trial management or certain other aspects of clinical testing ourselves. As of December 31, 2005, we had 97 full-time employees. We therefore rely on third parties to perform a variety of functions with respect to the clinical development of our drug product candidates, including clinical trial management. If we develop additional drug product candidates with commercial potential, we will have to either hire additional personnel skilled in clinical testing or engage third parties to perform such services.

We have engaged PPD to oversee our PRECISE trial for cintredekin besudotox. Our agreement with PPD obligates us to compensate PPD on a monthly basis plus make milestone payments as the trial progresses. For assistance in the management and testing for our Phase I and Phase II clinical trials we have engaged Research Solutions Incorporated and Prologue Research International, Inc. on a per study basis. To oversee data management in our clinical trials we have contracted, on a per study basis, with Advanced Clinical Services. To conduct our large animal testing, we have engaged, again on a per study basis, Southern Research Institute.

While we have been satisfied with the performance of these various organizations, we do not directly control them. We depend on these organizations to apply the appropriate expertise and resources to expeditiously and competently perform the services for which they have been retained. If any of these third parties with whom we contract breaches its agreement with us or fails to comply with an applicable government regulation, we might be required to find a satisfactory alternative service provider. In addition, our drug development efforts could be delayed or impaired. We are aware of at least 25 other entities that could offer similar services to those offered by each of PPD Development, Research Solutions, and Advanced Clinical Services and three other entities offering services similar to those provided by Southern

Research Institute. We frequently change vendors and consider such items as price, vendor capabilities to meet our needs, and ease of transition in choosing new vendors.

In order to commercialize our drug product candidates successfully, we, or third parties with whom we contract, must be able to manufacture products in commercial quantities in compliance with FDA’s CGMP requirements at acceptable costs and in a timely manner.  We do not currently have CGMP manufacturing capacity for any of the drug product candidates we are developing. Currently, all of our liposome compounds are produced at the Center for Advanced Drug Development, which is affiliated with the University of Iowa Pharmacy School. The Center has indicated that it is currently able to meet our needs for research and clinical trials, but we cannot be sure that it will be able to meet our needs in a timely manner or on a cost-effective basis in the future. If the Center were unable to meet our needs in the future, we cannot be sure that suitable alternatives could be found in a timely manner, or at all.  In addition, we have an agreement with Diosynth RTP, Inc., pursuant to which this company produces cintredekin besudotox in the quantities required to support our Phase III clinical trial and to manufacture the initial batches of this drug product candidate that would be necessary to support a BLA to market the product. Diosynth has provided us with quantities of cintredekin besudotox that we believe will allow us to complete the clinical testing of that drug product candidate and we believe that they will be able to provide us with sufficient quantities of cintredekin besudotox to support our initial commercial requirements, if cintredekin besudotox is  eventually approved.

While we have been satisfied with the performance of both the Center for Advanced Drug Development and Diosynth, if either were to breach its agreement with us or fail to comply with any applicable governmental requirement, such actions could delay or impair our drug development and/or BLA or NDA submission efforts and we may be required to find a satisfactory alternative supplier. Though we are currently aware of at least two alternative manufacturers who might be able to supply us with our requirements for drug product candidates, if we were unable to quickly reach an agreement with these manufacturers, this could be expected to result in delays in the development and potential approval by FDA of our drug product candidates, particularly for cintredekin besudotox.

We also in-license technology from governmental and academic institutions in order to minimize our investment in basic research, and we enter into collaborative arrangements with certain of these entities with respect to research and development of our drug product candidates. At this time we have a research agreement in place with FDA. The research agreement with FDA obligates us to fund research efforts at FDA relating to cintredekin besudotox through April 2006 and we expect to renew at contract expiration. We had a research agreement with Georgetown that obligated us to fund research efforts through February 28, 2005. We did not renew the research agreement with Georgetown.  No assurance can be given that we will enter into more of these relationships, that we will be able to maintain or renew the research agreement with FDA, that this relationship will provide benefits to us, or that we will be able to establish new relationships on beneficial terms, without undue delays or expenditures.

If we, or our suppliers, fail to comply with FDA and other government regulations, our manufacturing operations could be interrupted, and our drug product development, future sales, and profitability would suffer.

All new drugs, including our drug product candidates under development, are subject to extensive and rigorous regulation by FDA and comparable foreign authorities. These regulations govern, among other things, the development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale, and distribution of our drug product candidates. We rely on third parties to perform a variety of functions, including research and development, clinical trial management and testing, and manufacturing of our drug product candidates.

We currently obtain the necessary raw materials for our drug product candidates, as well as certain services, such as testing, from third parties. We currently contract with suppliers and service providers that are required to comply with strict standards established by us. Certain suppliers and service providers are required to follow GLP, GCP, and CGMP requirements and are subject to routine unannounced periodic inspections by FDA and by certain state and foreign regulatory agencies for compliance with those requirements and other applicable regulations. There can be no assurance that FDA and other regulatory agencies will find the manufacturing process or facilities or other operations of our suppliers and other service providers to be in compliance with GLP, GCP, CGMP or other applicable requirements.

While to the best of our knowledge, none of our principal suppliers or service providers has been found to be out of compliance with GLP, GCP, CGMP, or other applicable requirements with respect to the goods or services they provide to us, failure of any of our principal third party suppliers or service providers to maintain satisfactory compliance with applicable requirements could have a material adverse effect on our ability to develop, market and distribute our drug product candidates in the future and, in the most serious cases, could result in the issuance of warning letters, seizure or recall of drug products, criminal prosecution, civil penalties or closure of such manufacturing facilities until compliance is achieved.

We do not have sales, marketing, or distribution experience, which means we must either enter into agreements with third parties to market or co-promote our drug product candidates or develop marketing expertise ourselves.

We have no experience in sales, marketing, or distribution. To date, our focus has been on research and development, and we currently do not have internal sales, marketing, or distribution resources. If we receive the required regulatory approvals, we could elect to market and sell our drug product candidates through distribution, co-marketing, co-promotion, or licensing arrangements with third parties, as we have elected to do with our non-drug NeoPhectinTM products, which are being sold through independent distributors. If we elect to market our drug product candidates directly, significant additional expenditures and management resources will be required to develop an internal marketing or sales force. We have no experience in establishing or maintaining an effective sales or marketing effort. If we decide to perform sales and marketing activities ourselves, we could face a number of additional risks, including, but not limited to:

•       the inability to attract and retain a marketing or sales force with relevant pharmaceutical experience;

•       the costs of establishing a marketing or sales force may not be recoverable if product revenues are lower than expected; and

•       there could be delays in product launch due to the time needed to develop and train an effective marketing or sales force.

On the other hand, to the extent that we enter into arrangements with third parties for the marketing and sale of our drug product candidates, any revenues we receive will depend primarily on the efforts of these third parties, and those revenues may be lower than if we marketed our drug products directly. In addition, we may not be successful in entering into sales and distribution relationships with third parties and, even if we are successful, we will not control the amount and timing of marketing resources such third parties devote to our drug product candidates.

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

We depend on intellectual property rights licensed from third parties. If we fail to meet our obligations under our license agreements, or if technology licensed to us is subject to the rights of others, we could lose our rights of exclusivity of use to key technologies on which our business depends.

Our business depends on our technology, which is based in part on patents and patent applications licensed from third parties. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed rights. Our license agreement regarding cintredekin besudotox requires us to engage in clinical trials of the compound in patients with renal cell carcinoma. Previous trials demonstrated that cintredekin besudotox is toxic in those patients. However, we have instead focused on developing this compound for treating patients with glioblastoma multiforme. We have informed the governmental agency from which we licensed these patents of this change, and we received no objections to it.

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

If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our licensed rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our licensed rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform would be severely adversely affected.

We depend in large part on our licensors to have and maintain the patent rights licensed to us. Where our licensors cannot license technologies to us to the exclusion of third parties, our competitive position could be impaired. In this regard, we understand that co-rights to the technologies exclusively licensed to us by NIH relating to cintredekin besudotox are claimed by one of the inventors, who has subsequently entered into an agreement assigning such rights as he may have to a third party. We are in the process of determining the nature of his claimed rights and whether or not this assignment is valid. Although we have been granted “orphan drug” status with respect to the use of cintredekin besudotox for malignant gliomas (a class of brain tumors which includes glioblastoma multiforme), and are thus potentially eligible to receive orphan drug exclusivity upon approval, in the event it were to be determined at a future date that we do not have exclusive rights to the technology licensed to us by NIH, we may be unable to preclude third parties during or after any period of orphan drug exclusivity from commercializing a drug based on cintredekin besudotox for other indications, which could cause our business to suffer. In order to receive orphan drug exclusivity, we must be the first cintredekin besudotox product approved for malignant glioma. We are currently unaware of anyone else developing a cintredekin besudotox based drug for the treatment of malignant glioma, and believe that significant hurdles exist to bringing such a product forward to compete with our drug product candidate. If we receive orphan drug exclusivity, it would prevent FDA for a period of seven years from approving another sponsor’s marketing application for the same drug for those orphan indications, except that a subsequent applicant could still be approved if it demonstrated clinical superiority to our product. Other applicants could also receive approval of compounds other than cintredekin besudotox for malignant glioma, which would compete with our product, or could receive approval of cintredekin besudotox for other uses, in which case the competing cintredekin besudotox products, if suitable, could be prescribed by physicians outside their FDA approvals for malignant glioma and harm our business. In addition, it should be noted that, even if it were determined at a future date that we do not have exclusivity with respect to the patents and patent applications licensed from NIH, we have also filed various additional patent applications related to the methods of administration and use of cintredekin besudotox which are not part of the NIH patents. While we believe that patents that may eventually be granted under these patent applications would provide us with additional exclusivity of use for cintredekin besudotox, these patent applications are still pending, may not be granted, and are subject to the risks described herein relating to patents in general.

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

The patent positions of pharmaceutical companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and drug product candidates, as we deem appropriate. Currently, we either own or have obtained licenses to more than 50 United States patents and patent applications relating to our technology, compounds, and drug product candidates, many of which have foreign counterparts either as issued patents or pending patent applications. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or drug product candidates. These companies would then be able to develop, manufacture, and sell products, which compete directly with our drug product candidates. In that case, our revenues and operating results would decline.

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

Our commercial success also depends in part on ensuring that we do not infringe the patents or proprietary rights of third parties. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. While we have not been sued for infringing the intellectual property rights of others, there can be no assurance that the drug product candidates that we have under development do not or will not infringe on the patent or proprietary rights of others. Third parties may assert that we are employing their proprietary technology without authorization. We know of patents issued to third parties relating to antisense and oligonucleotide technology, including patents about which such third parties have communicated with us suggesting possible infringement, but the claims of which we believe we do not infringe or are invalid. Moreover, United States patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. Further, some applications are kept secret during the entire length of their pendency by request of the applicant in special circumstances. As a result, there may be patents of which we are unaware, and avoiding patent infringement may be difficult. Patent holders sometimes send communications to a number of companies in related fields, suggesting possible infringement, and we, like a number of biotechnology companies, have received this type of communication. If we are sued for patent infringement, we would need to demonstrate that we either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, which we may not be able to do. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products or be required to cease commercializing affected products and our operating results would be harmed.

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

The field of biotechnology has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation or interference proceedings declared by the US Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. We may need to commence proceedings against others to enforce our patents, trade secrets or other know-how or defend against claims of infringement asserted against us, which would require investigation and determination of the enforceability, scope and validity of the respective proprietary rights. These proceedings could result in substantial expense to us and significant diversion of efforts by our technical and management personnel.

If we lose key management personnel or are unable to attract and retain the talent required for our business, our business could be harmed.

We are highly dependent on the principal members of our management staff, including, but not limited to, our President and Chief Executive Officer, Mr. Guillermo A. Herrera. The principal members of our management and scientific staff accepted employment on the basis of written offers which set forth the salary and benefits to be provided, including, but not limited to, salary continuation payments upon termination of employment. Only Mr. Herrera has an employment contract with us. We do not have key man insurance on any of our management. If we were to lose the services of Mr. Herrera, or other members of our management staff, and were unable to replace them, our product development and the achievement of our strategic objectives could be delayed. In addition, our success will depend on our ability to attract and retain qualified commercial, scientific, technical, and managerial personnel. While we have not experienced unusual difficulties to date in recruiting and retaining personnel, there is intense competition for qualified staff and no assurance can be given that we will be able to retain existing personnel or attract and retain qualified staff in the future.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of securities, including government and corporate obligations and money market funds. The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying our investment. This could result in future charges to our earnings. All of our investment securities are denominated in US dollars.

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

While we maintain insurance to cover the use of our drug product candidates in clinical trials, we currently do not have any product liability insurance for marketed human therapeutic products. Although we plan to obtain product liability insurance when and if any of our drug product candidates become commercially available, we cannot assure you that we will be able to obtain or maintain this insurance on acceptable terms or that any insurance we obtain will provide us with adequate coverage against potential liabilities. Claims or losses in excess of any liability insurance coverage we obtain would have a material adverse effect on our business.

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

ITEM 1B.       UNRESOLVED STAFF COMMNETS

None

ITEM 2.                PROPERTIES

The Company’s administrative offices and pre-clincial research and development personnel are located in approximately 35,500 square feet of leased space in Waukegan, Illinois. Additionally, the Company’s clinical research and development personnel are located in approximately 10,000 square feet of leased space in Lake Forest, Illinois. Both locations are well maintained and are sufficient for the current level of activity.

ITEM 3.                LEGAL PROCEEDINGS

On April 19, 2002, the Company filed a Demand for Arbitration with the American Arbitration Association in accordance with the terms of its license agreement dated February 19, 1999 (the “License Agreement”) with Pharmacia Corporation, Pharmacia and Upjohn, Inc. and Pharmacia and Upjohn Company (collectively, “Pharmacia”), for the purpose of resolving a dispute with Pharmacia concerning delays in the development programs for LEP (Liposome Encapsulated Paclitaxel) and LED (Liposome Encapsulated Doxorubicin), which were being conducted by Pharmacia. The Company contended that Pharmacia failed in its duty under the License Agreement to use commercially reasonable efforts to develop LEP and LED and that such failure constituted a breach of the License Agreement. The Company further contended that Pharmacia breached its duty to consult with NeoPharm on the progress of the drug development program and thereby impaired NeoPharm’s ability to monitor the development of these compounds. The Company sought all damages to which it was entitled, including but not limited to, loss of co-promotion and royalty revenues that would have been received if LEP and LED had not been delayed, and milestone payments that would have been received if the programs had been properly conducted by Pharmacia. On May 16, 2002, Pharmacia responded by denying the Company’s allegations, asserting various counterclaims and seeking restitution of monies paid, reimbursement of out-of-pocket expenses and substantial punitive damages. In April 2004, the Company was advised that its claims against Pharmacia (now Pfizer) and Pharmacia’s claims against the Company were denied by arbitrators of the American Arbitration Association. On September 30, 2004, the Company entered into a Termination Agreement with Pfizer returning all development rights for LEP and LED to NeoPharm.

The Company has been named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, the former Chairman of the Company, and James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern District. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the Class Action Suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to again make Dr. Kapoor a defendant, and realleges that certain pre-class period statements are actionable. The Company filed oppositions to both motions. The Court has not yet ruled on the motions. No trial date has been set and discovery is ongoing. Management is unable to estimate a range of possible losses, if any. In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

EXECUTIVE OFFICERS OF NEOPHARM

The following persons were executive officers of NeoPharm as of March 16, 2006:

Frank C. Becker, 69, joined the Company as a Director in November 2004. Since June 2005, Mr. Becker has served as Chairman of the Board. Mr. Becker is currently the President and a partner at Greenfield Chemical, a pharmaceutical consulting and sourcing company. From 1999 to 2002, Mr. Becker served as President and Chief Operating Officer of Sicor Pharmaceuticals, an injectable pharmaceutical company. Mr. Becker is a partner in Southport Marina Development LLC, a firm operating Southport Marina in Kenosha, Wisconsin. Prior to that, Mr. Becker spent over 35 years at Abbott, most recently as Vice President of Process Research and Chemical Manufacturing. Mr. Becker received his MBA in Finance from the University of Chicago in 1971 and holds a B.S. in Chemical Engineering from Purdue University.

Guillermo A. Herrera, 52, joined NeoPharm in October 2005 as President and Chief Executive Officer. Previously, in 2004, Mr. Herrera joined Rosetta Partners LLC to serve as the Partner and Principal in charge of the private equity division. Prior to Rosetta, Mr. Herrera spent 24 years at Abbot most recently serving as Senior Vice President, International Operations and President of Abbott International. Mr. Herrera received his MBA from the Kellogg Graduate School of Management at Northwestern University and his B.A. in Industrial Economics from the Universidad del Valle, Colombia.

Lawrence A. Kenyon, 40, Chief Financial Officer and Corporate Secretary, joined the Company in September 2000. From October 1999 until September 2000 Mr. Kenyon was Senior Vice President of the Gabelli Mathers Fund, a regulated investment company. Prior to that, Mr. Kenyon held a variety of positions with Mathers and Company, Inc. an investment management firm, most recently serving as the Chief Financial Officer for both Mathers and Company, Inc. and Mathers Fund, Inc. Mr. Kenyon received his Bachelors of Business Administration degree in Accounting from the University of Wisconsin—Whitewater in 1987.

Dr Jeffrey W. Sherman, M.D., F.A.C.P., 51, joined us in September 2000 as Executive Vice President and Chief Medical Officer. Previously, Dr. Sherman was employed by Searle/Pharmacia where, since joining that company in 1992, he held a variety of positions, most recently serving as Executive Director, Clinical Research, with his focus being on Oncology Clinical Research and Head of Oncology Global Medical Operations in Medical Marketing. Dr. Sherman received his medical degree from The Chicago

Medical School and is a member of numerous professional societies and a Diplomate of the National Board of Medical Examiners and the American Board of Internal Medicine.

Imran Ahmad. Ph.D., 41, Executive Vice President and Chief Scientific Officer, joined NeoPharm in July 2000. Prior to joining NeoPharm, Dr. Ahmad held a variety of positions at the Liposome Company from 1993 until 2000, most recently serving as Assistant Director of Research and Development where his responsibilities included directing the pre-clinical research program. Dr. Ahmad conducted his post-doctoral work at the University of Alberta, Canada.

Timothy P. Walbert, 38, Executive Vice President, Commercial Operations, joined the Company in January 2006. Previously, Mr. Walbert held several positions of increasing responsibility at Abbott from 2001 until joining NeoPharm, most recently serving as Divisional Vice President, International Marketing. From 1998 to 2001, Mr. Walbert was a marketing director for Searle/Pharmacia. Mr. Walbert earned a Bachelor of Arts in Business and Marketing from Muhlenberg College in 1989.

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

2004	High	Low
First Quarter	$22.70	$15.71
Second Quarter	21.86	8.91
Third Quarter	10.48	4.66
Fourth Quarter	13.59	6.26

2005	High	Low
First Quarter	$13.43	$7.56
Second Quarter	10.73	7.16
Third Quarter	15.47	9.87
Fourth Quarter	13.03	7.75

As of March 1, 2006, there were 54 holders of record of the common stock. The calculation of holders of record was based on reports received from Computershare Investor Services LLC, the Company’s transfer agent, based on information provided by the holders of record, and maintained by the transfer agent.

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

Equity Compensation Plan Information

The information called for by Item 5(a) relating to related stockholder information is incorporated herein by reference to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.                SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenue	$542,740	$156,780	$—	$—	$—
Loss from operations	(40,231,367)	(58,728,285)	(53,606,534)	(38,834,775)	(19,228,638)
Interest income	1,506,680	1,119,576	815,435	2,343,036	5,796,552
Net loss	$(38,724,687)	$(57,608,709)	$(52,791,099)	$(36,491,739)	$(13,424,037)
Basic net loss per share	$(1.64)	$(2.51)	$(2.80)	$(1.95)	$(0.72)
Diluted net loss per share	$(1.64)	$(2.51)	$(2.80)	$(1.95)	$(0.72)

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$30,262,192	$63,106,655	$36,958,941	$87,591,975	$106,525,864
Working capital(1)	21,608,267	55,335,552	36,256,650	87,664,717	120,305,964
Total assets	33,369,985	67,434,371	46,080,580	95,937,321	129,195,075
Accumulated deficit	(228,024,715)	(189,300,028)	(131,691,319)	(78,900,220)	(42,408,481)
Total stockholders’ equity	21,945,324	58,230,275	40,017,355	91,908,994	127,343,550

(1)          Working capital is calculated as current assets minus current liabilities.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 15 of Part IV of this Form 10-K.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers. Our corporate strategy is to become a leader in the research, development, and commercialization of new and innovative anti-cancer treatments. We currently operate at two locations, and had 98 employees as of December 31, 2005. Our corporate headquarters and research and development facility is in Waukegan, Illinois and our clinical research and development operations are located in Lake Forest, Illinois.

Since we began doing business in June 1990, we have principally devoted our resources to funding research and product development programs. To date, we have not received FDA approval of any of our drug product candidates. We expect to continue to incur losses for the foreseeable future as we continue our research and development activities, which include the sponsorship of human clinical trials for our drug product candidates. Until we are able to consistently generate revenue through the sale of drug or non-drug products, we anticipate that we will continue to be required to fund the development of our pre-clinical compounds and drug product candidates primarily by other means, including, but not limited to, selling stock in the Company, licensing the development rights to some of our drug product candidates to third parties, or collaborating with third parties to develop formulations of their compounds using our technology.

Significant events occurring during 2005 included the resignation of former President and Chief Executive Officer Greg Young in March 2005, the March 2005 appointment of one of our directors, Mr. Ronald G. Eidell, to serve as interim President and CEO, the hiring in October 2005 of Guillermo A. Herrera as our new President and Chief Executive Officer, and the completion of enrollment in the PRECISE Trial for cintredekin besudotox for the treatment of GBM in December 2005.

In addition to the completion of enrollment in the PRECISE trial, two other important PRECISE trial milestones were achieved in 2005. In June and December 2005, the iDMC met, analyzed, and reviewed the data for the PRECISE trial futility analyses, and recommended that the PRECISE Trial continue as planned under the approved protocol. The next milestones for PRECISE are an interim efficacy analysis after 160 deaths, currently expected as early as the second quarter of 2006, and the final efficacy analysis after 215 deaths, potentially in late 2006 or early 2007. We are currently preparing to submit a BLA with the FDA as early as 2006 to seek marketing approval of the drug, in the event that the PRECISE trial achieves its endpoint of a statistically significant improvement in overall long term survival compared to the control arm. However, there can be no assurance that the trial will meet its endpoint in the time anticipated, that the FDA will approve the BLA or that the FDA will not require additional data or testing.

During 2005, we continued to advance our NeoLipid® drug product candidates. We are currently working with the FDA to determine the appropriate regulatory pathway for our LEP-ETU and LE-SN38 drug product candidates. Phase II planning for these drug product candidates is underway and commencement of the trials is pending the outcome of our discussions with the FDA. Enrollment continued in our Phase I clinical trial of our LErafAON drug product candidate, with completion of enrollment dependent on the number of dose levels studied.

It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in early stage, or Phase I/II, clinical development, as well as the estimated date such drug product candidates would be available for sale, if approved by the FDA. A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Because our lead product candidate, cintredekin besudotox, has entered a Phase III clinical trial, we are able to estimate that we will incur further direct expenses of approximately $5 million to complete the Phase III PRECISE study. Additional clinical trial expenses are also expected to be incurred for cintredekin besudotox as we plan to conduct other clinical trials to investigate the potential to use cintredekin besudotox in other forms and stages of malignant glioma, in addition to recurrent glioblastoma multiforme. We also expect to incur additional expenses related to the preparation of a cintredekin besudotox BLA submission.

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

Research Project	Total Direct Costs Incurred 2005	Total Direct Costs Incurred 2004	Total Direct Costs Incurred 2003	Total Direct Costs Incurred Since Beginning of Project
Cintredekin besudotox	$15,754,459	$19,912,321	$12,434,953	$54,725,066
LEP-ETU	2,683,595	3,085,018	855,629	6,706,970
LE-SN38	506,119	1,866,183	1,718,069	4,973,708
LErafAON	305,077	1,196,529	808,333	7,737,682
Non-project specific	12,601,352	18,452,886	18,445,283	N/A
Total research and development expenses	$31,850,602	$44,512,937	$34,262,267	N/A

Results of Operations

Year Ended December 31, 2005 as compared to Year Ended December 31, 2004

We recorded collaboration revenues of $0.5 million in 2005 for a customized NeoPhectin™ formulation. No collaboration revenue was recognized in 2004. We recorded approximately $0.05 million of product revenue during 2005 compared to $0.2 million in 2004.

Research and development expense for the year ended December 31, 2005 decreased by approximately $12.7 million as compared to the same period in 2004. This decrease was principally due to the impact of a cost rationalization program we adopted in the fourth quarter of 2004 that led to a scaled back research and development effort resulting in a reduction in the number of clinical trials being conducted by the Company in 2005, which reduced research and development expense by approximately $6.8 million, reduced payroll related expense by approximately $4.2 million, primarily resulting from the 2004 workforce reductions, and a reduction of approximately $1.7 million in expense related to non-project specific research.

Selling, general and administrative expenses, including related party expenses, were approximately $11.4 million for the year ended December 31, 2005 and $13.2 million for the year ended December 31, 2005. This $1.8 million reduction was due to a $2.0 million reduction in legal fees due to the conclusion of the arbitration case against Pharmacia, now Pfizer, and legal fees associated with the consent solicitation filed by Dr. John N. Kapoor, former Chairman of the Board of Directors, a current director and our largest shareholder, all in 2004, and a decrease of $0.2 million in corporate insurance expense, offset by a $0.5 million increase related primarily to payments made to licensors for proceeds received from the Company’s agreement with Nippon Kayaku Co., Ltd. Additionally, non-cash stock-based compensation expense was reduced by $0.4 million as compared to 2004 as a result of the resignations of our former CEOs James Hussey in 2004 and Gregory Young in 2005.

On May 16, 2005, NeoPharm accepted $2.5 million as payment in full for all outstanding principal and interest due and owing on a promissory note that had previously been determined to be impaired. As a result of the payment, a $2.5 million benefit was recorded as Recovery of Note Receivable.

Approximately $1.1 million in employee termination costs were incurred in 2004 as a result of a reduction in workforce completed in November 2004. A total of 30 employees were terminated, including 26 employees in our research and development groups and 4 employees from our selling, general, and administrative group. No additional employee termination costs for this reduction in workforce were incurred in 2005.

Interest income for 2005 and 2004 totaled approximately $1.5 million and $1.1 million, respectively. The increase in interest income in 2005 versus 2004 was primarily due to increases in short-term interest rates, offset by the decline in average cash and cash equivalents and short-term investments during 2005.

Year Ended December 31, 2004 as compared to Year Ended December 31, 2003

The Company recorded revenue of $0.2 million during 2004. The sole source of revenue was from sales of NeoPhectin™ and NeoPhectin™AT. No revenue was recorded in 2003.

We incurred approximately $44.5 million in research and development expenses in 2004, as compared with approximately $34.3 million in 2003 an increase of approximately $10.2 million. The increase in research and development expenses was primarily related to increased expenses of approximately $7.5 million for the development of our lead drug product candidate, cintredekin besudotox, which began a Phase III clinical trial (PRECISE) in 2004. Total expenses incurred in 2004 related to PRECISE were approximately $15.7 million. Additionally, expenses for the development of our other clinical stage drug product candidates increased by approximately $2.7 million, as we continued to move our Phase I drug product candidates towards Phase II clinical development.

Expenses incurred for selling, general and administrative, including related party expenses, were approximately $13.2 million in 2004 and $19.3 million in 2003. For 2004, the reduction in selling, general and administrative expenses was directly related to the conclusion of our arbitration case against Pharmacia (now Pfizer) in April 2004 and the decrease in arbitration related expenses of approximately $10.7 million from 2003. This reduction was offset by an increase of approximately $4.6 million in other selling, general and administrative expenses primarily related to increased payroll related expenses of approximately $1.8 million from the expansion of our information systems group and regulatory affairs group as required to better position us for commercialization of our drug product candidates, expenses of approximately $1.1 million related to the resignation of our former CEO (of which approximately $0.7 million represents non-cash stock-based compensation expense for stock options granted to James M. Hussey while he was CEO that vest while he is a consultant to the Company), expenses of approximately $1.0 million to respond to and settle a consent solicitation in 2004, and approximately $0.5 million in expenses directly related to our Sarbanes Oxley Act Section 404 (internal control over financial reporting) compliance efforts.

Approximately $1.1 million in employee termination costs were incurred in 2004 as a result of a reduction in workforce completed in November 2004.

Interest income for 2004 and 2003 totaled approximately $1.1 million and $0.8 million, respectively. The increase in interest income in 2004 versus 2003 is directly related to an increase in the cash available for investment due to the proceeds available from our follow-on stock offering completed in January 2004.

Liquidity and Capital Resources

Our primary source of cash is proceeds from issuance of equity securities.

In 2005, we reclassified all auction rate certificates to short-term investments. We believe the structural features of the auction rate certificates now classified as short-term investments provide the Company with liquidity characteristics similar to cash equivalents.

As of December 31, 2005, we had approximately $1.5 million in cash and cash equivalents and $28.8 million in short-term investments, and no debt. We currently believe that our cash, cash equivalents and short-term investments on hand at December 31, 2005, when combined with the cash raised in the January 2006 common stock offering (see Note 12, Subsequent Event, to the Consolidated Financial Statements), can support our activities through the fourth quarter of 2007 at current and projected levels of development and general corporate activity.

The primary use of cash over the next 12-24 months will be to fund our regulatory and commercial efforts for cintredekin besudotox and our clinical and pre-clinical research and development efforts. The most significant expenses will be incurred in relation to completing the work necessary for a possible cintredekin besudotox BLA submission and completion of the PRECISE trial. Additional expenses are also expected to be incurred as we continue to move our drug product candidates towards the next phase of clinical development.

We may seek to satisfy future funding requirements through public or private offerings of securities or with collaborative or other arrangements with corporate partners. Additional financing may not be available when needed or on terms acceptable to us. If adequate financing is not available, we may be required to delay, scale back, or eliminate certain of our research and development programs, relinquish rights to certain of our technologies, drugs or products, or license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves.

NeoPharm has no debt, no capital leases, no exposure to off-balance sheet arrangements, no special purpose entities, nor activities that include non-exchange-traded contracts accounted for at fair value.

The following table summarizes our estimated contractual obligations as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	$935,839	$391,825	$544,014	$—	$—
Clinical trial monitoring (CRO) agreements(1)	998,061	998,061	—	—	—
License agreements—milestone based payments(2)(3)	2,050,000	300,000	900,000	—	850,000
Total	$3,983,900	$1,689,886	$1,444,014	$—	$850,000

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements is included in Note 1 “Notes to Consolidated Financial Statements” under the caption “Recent Accounting Pronouncements”.

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

Stock-Based Compensation

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is measured on the date of grant if the current market price of the underlying stock exceeded the exercise price or when the number of shares and exercise price are known if both are not determinable at the date of grant. Compensation expense for fixed stock options is recognized ratably over the vesting period. SFAS No.123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. Significant judgments are required in determining an appropriate method for determining the fair value of stock-based compensation. The Company has elected to utilize the Black-Scholes option-pricing model to make the fair value determination. Inputs into the option-pricing model are subject to estimation that may significantly affect the determination of fair value.

Revenue Recognition

The Company follows the provisions as set forth by current accounting rules, which primarily include Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Generally, revenue is recognized when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

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

The Company has entered in collaboration and license agreements with third parties that contain multiple deliverables. Under the provisions of EITF 00-21, a determination must be made on each contract as to whether a deliverable constitutes a separate unit of accounting. The amount of revenue to be recognized is based on the fair value for each unit of accounting within the arrangement. Management’s judgment is required to determine, based upon the facts and circumstances of each arrangement, whether or not each deliverable has standalone value and whether or not there exists a sufficient level of objective and reliable evidence of fair value of the undelivered items. Additionally, units of accounting may be delivered over an indeterminate period of time. Management judgment is required to estimate the period over which recognition of allocated revenue occurs.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005, we did not own any derivative instruments, but we were exposed to market risks, primarily changes in United States interest rates. As of December 31, 2005, we held total cash and cash equivalents of $1,486,172 and short-term investments in auction rate certificates of $28,776,020. Declines in interest rates over time would reduce our interest income from our investments. Based upon our cash, cash equivalents,and short-term investments as of December 31, 2005, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $302,622.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control over Financial Reporting

The management of NeoPharm, Inc. (the Company), including the Company’s President and Chief Executive Officer and Chief Financial Officer,  is responsible for establishing and maintaining adequate internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that as of December 31, 2005, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by the Company’s independent registered public accounting firm whose report follows this report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NeoPharm, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that NeoPharm, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NeoPharm, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NeoPharm, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NeoPharm, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeoPharm, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
March 15, 2006

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of the Company is incorporated by reference to the information under the caption “Election of Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, (the “2006 Proxy Statement”) which is to be filed within 120 days of the Company’s fiscal year end of December 31, 2005.

Information regarding the Executive Officers of the Company can be found in Part I Item 4 of this annual report on Form 10-K.

Information regarding the Audit Committee Financial Expert is incorporated by reference to the information under the caption “Report of the Audit Committee” in the 2006 Proxy Statement, which is to be filed within 120 days of the Company’s fiscal year end of December 31, 2005.

Information regarding the identification of the Audit Committee is incorporated by reference to the information under the caption “Board of Directors and Its Committees” in the 2006 Proxy Statement, which is to be filed within 120 days of the Company’s fiscal year end of December 31, 2005.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement, which is to be filed within 120 days of the Company’s fiscal year end of December 31, 2005.

Information regarding the Company’s Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and key financial and accounting personnel is incorporated by reference to the information under the caption “Corporate Governance Policies and Practices” in the 2006 Proxy Statement, which is to be filed within 120 days of the Company’s fiscal year end of December 31, 2005.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions “Executive Compensation,” “Compensation of Directors,” “Election of Directors-Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in the 2006 Proxy Statement which is to be filed with the Commission within 120 days of the Company’s fiscal year end of December 31, 2005.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Security Ownership” in the 2006 Proxy Statement, which is to be filed with the Commission within 120 days of the Company’s fiscal year end of December 31, 2005.

The following table sets forth certain information as of December 31, 2005, with respect to compensation plans under which shares of NeoPharm, Inc.’s common stock may be issued.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	3,805,157	$12.64	635,023
Equity compensation plans not approved by stockholders	—	—	—
Total	3,805,157	$12.64	635,023

Information on the Company’s equity compensation plan is contained in Note 6 “Stock Options” of the Company’s financial statements included as part of this annual report on Form 10-K.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, which is to be filed with the Commission within 120 days of the Company’s fiscal year end of December 31, 2005.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item as to expenses for principal accounting fees and services incurred by the Company is hereby incorporated by reference from the information appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2006 Proxy Statement which is to be filed with the Commission within 120 days of the Company’s fiscal year end of December 31, 2005.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)          Financial Statements:

(2)          Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, and 2003

(3)          Exhibits

Item 15(a)(3) Exhibit List

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.1.1

Amendment to the Amended and Restated Certificate of Incorporation incorporated by reference from Exhibit 3.01 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 001-12493).

3.2	Amended and Restated Bylaws of the Company incorporated by reference from Exhibit 3.2 contained in the Company’s Current Report on Form 8-K filed September 7, 2004 (File No. 001-12493)(1)
4.1	Specimen Common Stock Certificate(2)
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

*10.1	1995 Stock Option Plan, with forms of Incentive and Nonstatutory Stock Option Agreements(2)

*10.2	1995 Director Option Plan, with form of Director Stock Option Agreement(2)
10.3	Form of Director and Officer Indemnification Agreement(2)
10.4	Cooperative Research and Development Agreement between the Company and the National Cancer Institute dated September 13, 1993(2)
10.5	License Agreement between the Company and Georgetown University dated July 1990(2)
10.6	License Agreement between the Company and Georgetown University dated April 18, 1994(2)
10.7	Loan Repayment Note, dated June 18, 1990, by and between the Company and the John N. Kapoor Trust(2)
10.8	Consulting Agreement, dated July 1, 1994, by and between the Company and EJ Financial Services, Inc(2)
10.9	Harris Bank and Trust Company Loan Agreement dated March 16, 1995, as amended October 5, 1995(2)
*10.10	Option Agreement, dated as of August 13, 1996, between the Company and John N. Kapoor and Anatoly Dritschilo(3)
10.11	Cooperative Research and Development Agreement between the Company and the Food and Drug Administration dated August 27, 1997(4)
10.12	License Agreement between the Company and the National Institute of Health dated September 23, 1997(4)
*10.13	Employment Agreement between James M. Hussey and the Company dated March 16, 1998(4)
*10.14	1998 Equity Incentive Plan(5)
10.15	Collaboration Agreement by and between the Company and BioChem Therapeutics dated May 12, 1997(4)
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

10.18	Amendment No. 1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated January, 1990(4)
10.19	Amendment No. 1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated April 18, 1994(4)
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

10.39

Sublicense and License Agreement between Nippon Kayaku Co., Ltd. and NeoPharm, Inc. dated as of December 28, 2004, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 4, 2005 (File No. 001-112493).

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

*10.43

Employment Agreement by and between NeoPharm, Inc. and Ronald G. Eidell dated April 25, 2005, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on April 28, 2005 (File No. 001-12493).

10.44

Interim Engagement Resources Agreement by and between NeoPharm, Inc. and Tatum CFO Partners, LLP. dated April 25, 2005, incorporated by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 28, 2005 (File No. 001-12493).

10.45

Note Repayment Agreement by and between NeoPharm, Inc. and Akorn, Inc. dated May 16, 2005, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 20, 2005 (File No. 001-12493).

*10.46	Non-Employee Director Compensation dated June 16, 2005, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2005 (File No. 001-12493).
10.47

Modification to CRADA No. 26-97 by and between the NeoPharm, Inc. and FDA dated July 25, 2005 incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2005 (File No. 001-12493).

*10.48

Employment Agreement by and between NeoPharm, Inc. and Guillermo A. Herrera dated October 28, 2005, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 1, 2005 (File No. 001-12493).

*10.49

Terms of Employment by and between NeoPharm, Inc. and Timothy P. Walbert dated January 17, 2006, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006 (File No. 001-12493)

**23.1	Consent of Independent Registered Public Accounting Firm.
**31.1	Certification of Chief Executive Officer.
**31.2	Certification of Chief Financial Officer.
**32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

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

(3)          Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996. (File No. 001-12493)

(4)          Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998. (File No. 001-12493)

(5)          Incorporated by reference to the Exhibit 4.1 to the Company’s registration statement on Form S-8 filed under the “33 Act. (File No. 333-66365).

All schedules and exhibits, other than those listed above, are omitted as the information is not required or are furnished elsewhere in the financial statements or the notes thereto.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED

NEOPHARM, Inc.
By:	/s/ GUILLERMO A. HERRERA
Guillermo A. Herrera
President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date
/s/ FRANK C. BECKER	Director, Chairman of the Board	March 17, 2006
Frank C. Becker
/s/ GUILLERMO A. HERRERA	Director, President, and Chief Executive	March 17, 2006
Guillermo A. Herrera	Officer (Principal Executive Officer)
/s/ RONALD G. EIDELL	Director	March 17, 2006
Ronald G. Eidell
/s/ BERNARD A. FOX	Director	March 17, 2006
Bernard A. Fox
/s/ PAUL E. FREIMAN	Director	March 17, 2006
Paul E. Freiman
/s/ ERICK E. HANSON	Director	March 17, 2006
Erick E. Hanson
/s/ JOHN N. KAPOOR	Director	March 17, 2006
John N. Kapoor
/s/ KAVEH T. SAFAVI	Director	March 17, 2006
Kaveh T. Safavi
/s/ LAWRENCE A. KENYON	Chief Financial Officer (Principal Financial	March 17, 2006
Lawrence A. Kenyon	Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NeoPharm, Inc.:

We have audited the accompanying consolidated balance sheets of NeoPharm, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoPharm, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NeoPharm, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 15, 2006

NEOPHARM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,486,172	$52,736,320
Short-term investments	28,776,020	10,370,335
Trade accounts receivable, net	1,285	10,888
Inventories	5,677	5,736
Prepaid expenses	727,432	1,108,282
Other receivables	155	308,087
Total current assets	30,996,741	64,539,648
Fixed assets, net of accumulated depreciation	2,157,507	2,894,723
Other assets	215,737	—
Total assets	$33,369,985	$67,434,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$683,168	$398,505
Accrued clinical trial expenses	5,369,507	4,634,618
Accrued legal expenses	241,527	244,022
Accrued compensation	1,888,534	3,227,230
Other accrued expenses	1,205,738	696,321
Unearned revenue	—	3,400
Total current liabilities	9,388,474	9,204,096
Deferred revenue	2,000,000	—
Deferred rent	36,187	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized; 23,740,051 and 23,372,755 shares issued and outstanding, respectively	5,092	5,013
Additional paid-in capital	249,964,947	247,525,290
Accumulated deficit	(228,024,715)	(189,300,028)
Total stockholders’ equity	21,945,324	58,230,275
Total liabilities and stockholders’ equity	$33,369,985	$67,434,371

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
Collaboration revenue	$500,000	$—	$—
Product revenue	42,740	156,780	—
Total revenue	542,740	156,780	—
Expenses:
Cost of product revenue	2,011	5,236	—
Research and development	31,850,602	44,512,937	34,262,267
Selling, general, and administrative	11,421,494	12,798,245	19,197,457
Employee termination costs	—	1,149,277	—
Recovery of note receivable	(2,500,000)	—	—
Related party expenses	—	419,370	146,810
Total expenses	40,774,107	58,885,065	53,606,534
Loss from operations	(40,231,367)	(58,728,285)	(53,606,534)
Interest income	1,506,680	1,119,576	815,435
Net loss	$(38,724,687)	$(57,608,709)	$(52,791,099)
Net loss per share—
Basic and diluted	$(1.64)	$(2.51)	$(2.80)
Weighted average shares outstanding
Basic and diluted	23,601,643	22,941,668	18,830,065

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS’ EQUITY

	Shares of Preferred Stock	Shares of Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2002	—	18,803,670	$4,033	$170,805,181	$(78,900,220)	$91,908,994
Issuance of common stock pursuant to exercise of stock options	—	36,236	8	293,283	—	293,291
Issuance of restricted common stock to non-employee directors	—	23,000	5	479,225	—	479,230
Cash paid in lieu of fractional shares pursuant to 15% stock dividend	—	—	—	(9,061)	—	(9,061)
Non-employee common stock option compensation	—	—	—	136,000	—	136,000
Net loss	—	—	—	—	(52,791,099)	(52,791,099)
Balance at December 31, 2003	—	18,862,906	4,046	171,704,628	(131,691,319)	40,017,355
Issuance of common stock pursuant to public offering	—	4,312,500	925	73,472,023	—	73,472,948
Issuance of common stock pursuant to exercise of stock options	—	172,367	37	1,187,089	—	1,187,126
Issuance of restricted common stock to non-employee directors	—	24,982	5	381,309	—	381,314
Employee common stock option compensation	—	—	—	43,438	—	43,438
Non-employee common stock option compensation	—	—	—	736,803	—	736,803
Net loss	—	—	—	—	(57,608,709)	(57,608,709)
Balance at December 31, 2004	—	23,372,755	5,013	247,525,290	(189,300,028)	58,230,275
Issuance of common stock pursuant to exercise of stock options	—	285,519	61	1,493,483	—	1,493,544
Issuance of restricted common stock to non-employee directors	—	36,010	8	305,056	—	305,064
Employee common stock-based compensation	—	22,075	5	216,645	—	216,650
Non-employee common stock option compensation	—	—	—	236,125	—	236,125
Issuance of common stock in lieu of cash payment	—	23,692	5	188,348	—	188,353
Net loss	—	—	—	—	(38,724,687)	(38,724,687)
Balance at December 31, 2005	—	23,740,051	$5,092	$249,964,947	$(228,024,715)	$21,945,324

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(38,724,687)	$(57,608,709)	$(52,791,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,299,915	1,329,367	1,341,237
Stock-based compensation expense	757,839	1,161,555	615,230
Loss on retirement of assets	24,951	—	—
Provision for losses on accounts receivable	10,219	—	—
Changes in current assets and liabilities:
Increase in interest receivable on short-term investments	(55,685)	(20,335)	—
Increase in trade accounts receivable	(616)	(10,888)	—
Decrease/(increase) in inventories	59	(5,736)	—
Decrease/(increase) in prepaid expenses	380,850	(198,449)	(454,940)
Decrease/(increase) in other receivables	267,768	(23,337)	(146,796)
(Increase) in other assets	(175,573)	—	—
Increase/(decrease) in accounts payable	284,663	(101,177)	6,866
Increase in accrued expenses	91,468	3,238,648	2,028,032
Increase in deferred/unearned revenue	1,996,600	3,400	—
Increase in deferred rent	36,187	—	—
Net cash used in operating activities	(33,806,042)	(52,235,661)	(49,401,470)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	1,046,168	3,847,924
Proceeds from sales of marketable securities	59,100,000	21,220,183	49,725,000
Purchase of marketable securities	(77,450,000)	(18,000,000)	(26,056,053)
Purchase of equipment and furniture	(587,650)	(463,385)	(857,665)
Net cash used in investing activities	(18,937,650)	3,802,966	26,659,206
Cash flows from financing activities:
Proceeds from issuance of common stock	—	73,472,948	—
Proceeds from exercise of stock options	1,493,544	1,187,126	293,291
Cash paid in lieu of fractional shares for stock dividend	—	—	(9,061)
Net cash provided by financing activities	1,493,544	74,660,074	284,230
Net increase/(decrease) in cash and cash equivalents	(51,250,148)	26,227,379	(22,458,034)
Cash and cash equivalents, beginning of period	52,736,320	26,508,941	48,966,975
Cash and cash equivalents, end of period	$1,486,172	$52,736,320	$26,508,941
Supplemental schedule of non-cash financing activities:
Issuance of common stock in satisfaction of a liability	$188,353	$—	$—
Supplemental disclosure of cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

The Company is engaged in the research, development, and commercialization of drugs for the treatment of various forms of cancer. As of December 31, 2005, the Company is currently conducting human clinical trials for four drug product candidates. Additionally, the Company’s research efforts have resulted in the development of two non-drug products, which began commercial sales in 2004.

One of the Company’s drug product candidates has been licensed from the National Institutes of Health (“NIH”) and is the subject of a Cooperative Research and Development Agreement (“CRADA”) with the United States Food and Drug Administration (“FDA”). The Company also has rights to drug product candidates developed under license and contract research agreements with Georgetown University (“Georgetown”).

The Company is continuing to develop its drug product candidates, which requires substantial capital for research, product development, and market development activities. The Company has not yet initiated marketing of a commercial drug product. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization. The future success of the Company is dependent on its ability to make progress in the development of its drug product candidates and, ultimately, upon its ability to attain future profitable operations through the successful manufacturing and marketing of those drug product candidates. There can be no assurance that the Company will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market its products, or attain successful future operations. Insufficient funds could require the Company to delay, scale back, or eliminate one or more of its research and development programs or to license third parties to commercialize drug product candidates or technologies that the Company would otherwise seek to develop without relinquishing its rights thereto. Accordingly, the Company’s future success is uncertain.

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

From its inception on June 15, 1990, through December 31, 1998, the Company was classified as a development stage entity. The Company completed its development stage upon the out-licensing of its first major drug product candidates to Pharmacia & Upjohn Company (“Pharmacia”) in February 1999. Accordingly, the inception to date information is not presented in these consolidated financial statements.

Basis of Presentation—The consolidated financial statements include the accounts of NeoPharm, Inc. and its wholly-owned subsidiary, NeoPharm EU Limited. As of December 31, 2005, the subsidiary had nominal assets and had not conducted any business. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Reclassification—Certain amounts in 2004, as reported on the Consolidated Balance Sheet and the 2004 and 2003 Consolidated Statements of Cash Flows, have been reclassified to conform to the current year presentation. We reclassified $10,370,335 in auction rate certificates from cash and cash equivalents to short-term investments on the Consolidated Balance Sheet as of December 31, 2005. This reclassification affected the classification of cash flows from investing activities on the Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, which reflect purchases of marketable securities of $18,000,000 and $21,550,000 in 2004 and 2003 respectively, and proceeds from sales of marketable securities of $18,100,000 and $49,725,000 in 2004 and 2003 respectively, related to the auction rate certificates.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included with cash are cash equivalents of $104,305 and $52,569,437 as of December 31, 2005 and 2004, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Short-term Investments—Short-term investments consist of auction rate certificates and have scheduled maturities greater than 90 days at the time of purchase. Management believes the structural features of the auction rate certificates provides the Company with liquidity characteristics similar to cash equivalents. As provided by Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has elected to treat all of its investments in marketable securities as “available-for-sale,” which requires these investments to be recorded at fair market value. Unrealized gains and losses, net of related tax effect, on available-for-sale securities deemed to be temporary are excluded from earnings and are reported as a separate component of other comprehensive income until realized. However, given the interest rate reset features of the auction rate certificates the Company has purchased, the carrying value of the short-term investments represents their fair value. Accordingly, there are no unrealized holding gains or losses recorded in other comprehensive income (loss). Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in market value of available-for-sale securities that is deemed to be other than temporary, results in the reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. The Company has not experienced any declines in fair market value of its investments that were other than temporary. Dividend and interest income are recognized when earned. The Company had $28,776,020 and $10,370,335 of investments in marketable securities as of  December 31, 2005 and 2004, respectively. Included with the carrying value of the investments is accrued interest income receivable of $76,020 and $20,335 as of December 31, 2005 and 2004, respectively. Realized gain on investments sold in 2005, 2004, and 2003 was $0, $192, and $0, respectively.

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

Inventory as of December 31, 2005 and 2004 consists of the following:

	December 31, 2005	December 31, 2004
Finished goods on hand	$5,677	$5,413
Inventory subject to return	—	323
	$5,677	$5,736

Inventory subject to return represents NeoPhectin products shipped to wholesale customers that have not been recognized as revenue.

Fixed Assets—Fixed assets are recorded at cost and are depreciated using the straight line method over their estimated useful lives. During 2003, the Company revised its estimate of the useful life of computer equipment from five years to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place. Total depreciation expense for the years ended December 31, 2005, 2004 and 2003, was $1,299,915, $1,329,367 and $1,341,237, respectively.

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

Other Assets—Other assets consist of a lease security deposit as well as cash held by a bank as collateral for a standby letter of credit issued by the bank in favor of the Company. The cash held by the bank is restricted as to use for the term of the standby letter of credit.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the deferred tax assets for amounts which are not considered “more likely than not” to be realized.

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

The Company enters into collaboration and technology licensing arrangements, which contain multiple deliverables. Under the provisions of Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company evaluates whether these deliverables constitute separate units of accounting to which total arrangement consideration is allocated. A deliverable qualifies as a separate unit of accounting when the item delivered to the customer has standalone value, there is objective and reliable evidence of fair value of items that have not been delivered to the customer, and, if there is a general right of return for the items delivered to the customer, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company. Arrangement consideration is allocated to units of accounting on a relative fair-value basis or the residual method if the Company is unable to determine the fair value of all deliverables in the arrangement. Consideration allocated to a unit of accounting is limited to the amount that is not contingent upon future performance by the Company. Upon determination of separate units of accounting and allocated consideration, the general criteria for revenue recognition are applied to each unit of accounting.

The Company has entered into collaboration and license agreements with third parties. The terms of one of its collaboration agreements provided for an upfront nonrefundable payment to the Company of $150,000 as well as an additional $350,000 upon delivery of  a customized formulation of NeoPhectin to the customer. The Company delivered the customized formulation in June 2005 and the Company has recognized the full contract amount as revenue. The Company has also entered into an agreement with Nippon Kayaku Co., Ltd (“Nippon”) in which the development and commercialization rights in Japan for cintredekin besudotox were licensed. The Company received a $2 million upfront nonrefundable fee in January 2005 and is entitled to receive future additional fees, milestone payments and royalties. Nippon is reponsbile for all development costs in Japan. The Company has agreed to provide or arrange for contract manufacture of a commmericial supply of cintredekin besudotox upon receipt of marketing approval by Nippon. The up-front nonrefundable fee received by the Company will be recognized ratably as revenue once the general criteria for revenue recognition has been met for the unit of accounting to which the fee has been allocated.

Research and Development—Research and development costs are expensed as incurred. These costs include, among other things, consulting fees and costs reimbursed to third parties under license and research agreements described in Note 10, Commitments. Payments related to the acquisition of technology rights, for which development work is in process, are expensed and are considered a component of research and development costs. The Company also allocates indirect costs, consisting primarily of operational costs for administering research and development activities, to research and development expenses.

Stock-Based Compensation—The Company applies the intrinsic-value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan options. Under this method, compensation expense is measured on the date of grant if the current market price of the underlying stock exceeded the exercise price or when the number of shares and exercise price are known if both are not determinable at the date of grant. Compensation expense for fixed stock options is recognized ratably over the vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net loss if the fair-value method had been applied in each period:

	2005	2004	2003
Net loss, as reported	$(38,724,687)	$(57,608,709)	$(52,791,099)
Add stock-based employee compensation expense included in reported net loss(1)	521,714	424,752	479,230
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards(2)	(1,647,062)	(14,161,126)	(7,927,891)
Pro forma net loss	$(39,850,035)	$(71,345,083)	$(60,239,760)
Basic and diluted net loss per common share
As reported	$(1.64)	$(2.51)	$(2.80)
Pro forma	$(1.69)	$(3.11)	$(3.20)

(1)          Value of restricted stock granted to non-employee directors in 2005, 2004 and 2003, compensation expense relating to options granted to an executive at 85% of fair value in 2005 and 2004, and grant of common stock to an executive in 2005.

(2)          Includes acceleration of vesting period due to change in control provision in 2004 (see Note 6).

Leases—With respect to its operating leases, the Company applies the provisions of FASB Technical Bulletin (“FTB”) 85-3 Accounting for Operating Leases with Scheduled Rent Increases, to scheduled rent increase provisions contained in lease agreements by recognizing rent expense on a straight-line basis over the lease term.

Contingencies—Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Recoveries from other parties are recorded when realized.

Fair Value of Financial Instruments—Financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying value of these financial instruments is a reasonable estimate of fair value.

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, which requires the use of the fair-value method of accounting for stock-based employee compensation effective for all awards granted, modified, repurchased, or cancelled with the first annual reporting period beginning after June 15, 2005. SFAS No. 123R requires the measurement of the cost of employee services received in exchange for an award of the entity’s equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

The Company anticipates adopting the standard using the modified prospective method. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all amounts related to the unvested portion of existing stock-based awards granted prior to adoption, and for new or modified grants after the date of adoption. The Company will recognize the unvested portion of the awards issued prior to adoption based on the fair values previously calculated under the disclosure provisions of SFAS No. 123, adjusted for estimated forfeitures. At December 31, 2005, the aggregate fair value of unvested options, was approximately $4,500,000. Upon adoption of SFAS 123R, a portion of this amount will be recognized in 2006. The Company is currently evaluating to what extent the Company’s equity instruments will be used in the future as compensation for employee services.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting

Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to do so. Unless early adoption is elected, SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154, if the need for such a change arises.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Insturments-an amendment of FASB Statements No. 133 and 140, to simplfy and make more consistent the accounting for certain financial instruments. SFAS No. 155 applis to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 with earlier application allowed. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

2.   NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31:

	2005	2004	2003
Numerator:
Net loss	$(38,724,687)	$(57,608,709)	$(52,791,099)
Denominator:
Weighted average shares outstanding	23,601,643	22,941,668	18,830,065
Loss per share—basic and diluted	$(1.64)	$(2.51)	$(2.80)
Potential common share equivalents:
Stock options	3,805,157	3,713,376	3,246,725

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are the same, since the effect of potential common share equivalents is anti-dilutive.

3.   SHORT-TERM INVESTMENTS

Short-term investments represent investments in auction rate certificates and have been classified as available-for-sale. Short-term investments as of December 31, 2005 and 2004 are summarized as follows:

	2005	2004
State government agencies	$28,700,000	$10,350,000
Total	$28,700,000	$10,350,000

Included with the carrying value of the investments is accrued interest income receivable of $76,020 and $20,335 as of December 31, 2005 and 2004, respectively.

Short-term investments are stated at cost, which approximate fair value due to their variable interest rates, which typically reset every 7 to 35 days. As of December 31, 2005, the Company’s investments in auctions rate certificates have contractual maturities of greater than ten years. Despite the long-term nature of their stated contractual maturities, the Company has demonstrated the ability to liquidate these securities as needed. Accordingly, as these securities represent the investment of cash, which is available for operations, they have been classified as a current asset on the accompanying Consolidated Balance Sheets.

4.   FIXED ASSETS

Fixed assets are comprised of the following as of December 31:

	Estimated Useful Life (years)	2005	2004
Computer equipment	3	$1,446,763	$1,327,196
Scientific equipment	5	3,967,986	3,796,131
Furniture	7	980,846	960,781
Leasehold improvements	*	868,613	659,984
Less accumulated depreciation		(5,106,701)	(3,849,369)
Fixed assets, net		$2,157,507	$2,894,723

*                    The estimated useful life of leasehold improvements is the lesser of the lease term or five years.

5.   STOCKHOLDERS’ EQUITY

In October 2005, the Company’s Board of Directors proposed adoption of an Employee Stock Purchase Plan (the “Purchase Plan”) in which eligible employees of the Company may purchase shares of common stock at quarterly intervals, through payroll deductions. The purchase price per share is 85% of the closing price of the common stock on (i) the first business day of the plan period or (ii) the purchase date, whichever closing price is less. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after or prior to purchase the employee owns 5% or more of the total combined voting power or value of the Company’s common stock. The Purchase Plan is subject to shareholder approval and purchases under the Purchase Plan will not take place unless shareholder approval is received.

On January 27, 2004, the Company received proceeds of $73,980,938 (net of the underwriting discounts and commissions of $4,722,188, but before expenses of $507,990) by issuing 4,312,500 shares of common stock in a public offering.

In June 2003, the Company’s Board of Directors adopted a stockholder rights plan that provided for the issuance of rights to purchase shares of Series A Participating Preferred Stock (“Series A Preferred”) of the Company. Under the plan, one preferred share purchase right was distributed for each outstanding share of common stock. Each purchase right entitles the holder to purchase from the Company one one-thousandth (1/1000th) of a share of Series A Preferred at a price of $112.00 per share, subject to adjustment. The rights become exercisable, with certain exceptions, ten business days after any party, without prior approval of the Company’s Board of Directors, acquires, or announces an offer to acquire, beneficial ownership of 15% or more of NeoPharm’s common stock, NeoPharm is acquired in a merger or other business combination, or 50% or more of NeoPharm’s assets are sold after the time that the rights become exercisable. The rights provide that each right holder will receive, upon exercise, shares of the common stock of the surviving or acquiring company, as applicable, having a market value of twice the exercise price of the right. The rights expire on July 28, 2013, unless they are earlier redeemed or exchanged by the Company. No rights were exercised at December 31, 2005.

On May 13, 2003, the Company declared a 15% stock dividend payable on June 10, 2003 to stockholders of record on June 3, 2003. A total of 2,455,141 shares were distributed as part of the stock dividend. All share and per share information was restated to reflect the stock dividend.

6.   STOCK-BASED COMPENSATION

On July 23, 1998, the Board of Directors approved the NeoPharm, Inc. 1998 Equity Incentive Plan (the “1998 Plan”), which replaced all prior equity incentive plans, and provides for the grant of options to acquire up to 2,200,000 shares of the Company’s common stock. Additionally, 275,000 of the 2,200,000 shares can be used for restricted stock grants to directors, officers, employees and consultants. The option prices shall not be less than 85% of the fair market value of the stock as determined by the Plan Administrator pursuant to the 1998 Plan. The consideration paid for shares of restricted stock shall not be less than the par value of the Company’s common stock. Under the Plan, the option grants typically have a 10 year term, vest in increments of 25% of the total grant on the first four anniversaries of the original grant, and are exercisable as the options vest, subject to the Company’s policies in effect from time to time concerning transactions by employees in the Company’s securities. On June 6, 2002, the Company adopted an amendment to the 1998 Plan, which was approved by shareholders, which increased the total shares available under the Plan to 4,600,000 shares. As of December 31, 2005, approximately 635,023 shares were available for issuance under the 1998 Plan.

In November 2004, the Company entered into an agreement to end a shareholder consent solicitation. The terms of the agreement provided for expansion of the board of directors and replacement of certain directors. These provisions constituted a “change in control” under the terms of the 1998 Plan. Accordingly, substantially all outstanding unvested stock options were immediately vested pursuant to their original terms of grant upon the “change in control” event. Other than the then Chief Executive Officer (“CEO”), all employees’ unvested stock options became vested, which resulted in the vesting of an additional 1,221,203 stock options in 2004 that would have otherwise vested in future years.

The following table summarizes the transactions in the Company’s stock option plan for the three year period ended December 31, 2005:

	Number of Shares	Weighted Average Exercise Price Per Share
Stock options outstanding, December 31, 2002	3,256,707	$12.45
Options granted	139,225	$11.95
Options exercised	(36,236)	$8.09
Options cancelled	(112,971)	$13.26
Stock options outstanding, December 31, 2003	3,246,725	$12.45
Options granted	821,500	$15.28
Options exercised	(172,367)	$6.89
Options cancelled	(182,482)	$15.65
Stock options outstanding, December 31, 2004	3,713,376	$13.17
Options granted	960,875	$8.55
Options exercised	(285,519)	$5.23
Options cancelled	(583,575)	$13.02
Stock options outstanding, December 31, 2005	3,805,157	$12.64

The following table summarizes information about fixed stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/05	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/05	Weighted Average Exercise Price
$1.75 to $3.50	94,875	2.7	$1.78	94,875	$1.78
$3.51 to $8.00	838,899	5.0	$6.52	493,274	$5.51
$8.01 to $14.00	1,650,753	5.5	$10.94	1,128,953	$11.81
$14.01 to $18.00	290,595	3.6	$16.31	290,595	$16.31
$18.01 to $29.00	930,035	4.5	$21.13	930,035	$21.13
	3,805,157	4.9	$12.64	2,937,732	$13.83

Assumptions used in the Black-Scholes option-pricing model for calculating the weighted average fair value of options granted in the most recent fiscal years is included in the following table:

	2005	2004	2003
Weighted average fair value of option grants	$5.73	$12.47	$8.06
Weighted average risk-free interest rate	4.25%	3.68%	3.94%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	70.46%	72.02%	57.74%
Weighted average expected life	6.25 years	10 years	10 years

On October 28, 2005, the Company made a common stock grant of 22,075 shares with an aggregate fair value of $200,000 to its newly hired CEO.

During 2004, the Company awarded its then newly-hired CEO, Mr. Gregory P. Young, the right to receive up to 350,000 common stock options, which would be granted at the then fair market value upon the Company’s common stock reaching certain price levels for defined periods of time.

In March 2005, the Company’s CEO, Mr. Young, resigned and became a consultant to the Company. Under the terms of the consulting agreement, Mr. Young agreed to serve as a consultant to the Company for a period of up to 12 months or until the termination of the Separation Agreement, whichever was earlier, during which time all options previously granted to Mr. Young continued to vest and remained exercisable until 90 days after termination as a consultant, resulting in the vesting of 62,500 options. All other options granted to Mr. Young were forfeited. For the year ended December 31, 2005, the Company recorded compensation expense of $236,125 related to the options granted to Mr. Young that continued to vest during the term of the consulting agreement.

In June 2004, the Company’s then CEO, Mr. James Hussey, resigned and became a consultant to the Company. Under the terms of the consulting agreement, 473,625 unvested options previously granted to the CEO continued to vest in accordance with their original terms. The vesting of these options was accelerated upon the change of control event. Upon acceleration of vesting of the options, the former CEO’s performance commitment was reached and the Company measured the fair value of these options and recorded compensation expense of $736,803 for the year ended December 31, 2004.

The Company has granted options to purchase 886,495 shares to certain non-employees of which 234,025 remain outstanding and unexercised as of December 31, 2005. These consultants served as scientific and/or business advisors to the Company. The Company accounts for these options using the fair-value method generally determined at the date performance of the service was complete. The Company recorded expense of $0, $0, and $136,000 relating to these options for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has issued restricted stock to its non-employee directors which generally vests over one year. Common stock grants and their related fair values were 36,010 and $351,615 during 2005, 24,982 and $366,531 during 2004, and 23,000 and $194,350 during 2003.

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

The net operating loss carry forwards will expire as follows:

Year of Expiration	Amount
2011	$1,882,000
2012	1,969,000
2018	3,122,000
2020	3,296,000
2021	12,500,000
2022	35,488,000
2023	52,200,000
2024	57,597,000
2025	41,023,000
Total gross net operating loss carry forwards available	$209,077,000

The Company has general business credit carry forwards of approximately $5,790,000 which expire in the years 2011-2025, and an alternative minimum tax credit carry forward of approximately $40,000 which can be carried forward for an indefinite period.

The Company’s federal statutory rate is 35% and its effective rate is 0%. Differences between the federal statutory and effective rates are primarily attributable to state income taxes and the establishment of a valuation allowance to reduce the carrying value of deferred tax assets to zero.

Significant components of the Company’s deferred tax assets (liabilities) as of December 31 are as follows:

	2005	2004	2003
Net operating loss carry forwards	$81,540,000	$65,932,000	$43,469,000
General business credit carry forwards	5,790,000	4,896,000	3,232,000
Charitable contribution carry forwards	418,000	378,000	267,000
Alternative minimum tax credit carry forwards	40,000	40,000	40,000
Deferred revenue	780,000	—	—
Depreciation	(292,000)	(403,000)	2,000
Expenses not currently deductible for tax purposes	405,000	1,542,000	1,262,000
Total deferred tax assets	88,681,000	72,385,000	48,272,000
Valuation allowance	(88,681,000)	(72,385,000)	(48,272,000)
Net deferred tax assets	$—	$—	$—

The valuation allowance increased by $16,296,000, $24,113,000 and $22,972,000 for the years ended December 31, 2005, 2004, and 2003, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Company’s history of taxable losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, management does not believe realization of these tax assets is more likely than not. As such, the Company has established full valuation allowances for the deferred tax assets.

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

The Company had entered into a consulting agreement with an individual who is also an employee of Akorn, Inc. Dr. Kapoor is also the Chairman of the Akorn Board of Directors. The consulting agreement was terminated in 2004.

The following table provides further information about related party expenses reflected in the consolidated statements of operations:

		For the Years Ended December 31,
Related Party	Expense Type	2005	2004	2003
E.J. Financial Enterprises	Consulting	$—	$62,500	$125,000
E.J. Financial Enterprises	Direct Expense	—	350,620	2,891
Akorn, Inc.	Consulting	—	6,250	18,919
Total related party expenses		$—	$419,370	$146,810

In December 2001, NeoPharm entered into a transaction whereby NeoPharm loaned to Akorn, Inc., a Louisiana corporation, $3,250,000 to assist Akorn in the completion of its lyophilized products manufacturing facility in Decatur, Illinois. Dr. Kapoor holds a substantial stock position in both companies. In connection with the loan transaction, NeoPharm entered into the following agreements: Promissory Note, dated December 20, 2001, in the original principal amount of $3,250,000 by Akorn to NeoPharm; Processing Agreement, dated December 20, 2001, by and between Akorn and NeoPharm; Subordination and Intercreditor Agreement, dated December 20, 2001, by and between John N. Kapoor, as Trustee under The John N. Kapoor Trust, dated September 20, 1989 and NeoPharm; and a Subordination, Standby and Intercreditor Agreement, dated December 20, 2001, by and among Akorn, Akorn (New Jersey), Inc., The Northern Trust Company and NeoPharm. The Promissory Note issued by Akorn was due in December 2006, and accrued interest at a rate equal to that received on the Company’s investments in marketable securities, which was lower than the interest rate paid by Akorn on its other outstanding debt. The Processing Agreement granted NeoPharm access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at most favored customer pricing, upon completion of the facility. The Processing Agreement also provided that Akorn was to begin providing lyophilization services on or before June 30, 2003. At the time these transactions were entered into, Akorn represented that the manufacturing facility would be operational in 2003, approximately the time when NeoPharm originally anticipated it would need to manufacture its lyophilized drug product candidates for Phase II/III clinical trials. In 2001, NeoPharm recorded the Promissory Note net of a discount of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%. As of December 31, 2002, the Company determined the Promissory Note was impaired and recorded a charge to fully reserve for the Promissory Note and related accrued interest. On August 18, 2003, NeoPharm presented Akorn with a formal “Notice of Default” on the Promissory Note. Because the carrying value of the Promissory Note was zero, there was no financial statement impact as a result of any event of default under, or non-payment of, the Promissory Note. In September 2003, Akorn advised NeoPharm that it wished to refinance its senior debt with a new senior lender, which lender would require NeoPharm to subordinate its debt. In order to preserve the possibility of collecting Akorn’s debt to NeoPharm, NeoPharm and Akorn entered into an Amended and Restated Promissory Note in consideration of a higher rate of interest (which would now equal that to be charged by the new senior lender, which was the prime rate plus 175 basis points) and the possibility of accelerated mandatory repayments once Akorn’s senior debt was repaid in full. NeoPharm also agreed to waive Akorn’s default, to allow Akorn until October 2004 to provide the manufacturing rights and to subordinate Akorn’s indebtedness to NeoPharm to Akorn’s indebtedness to its new senior lender. Akorn’s refinancing was completed on October 7, 2003. On October 6, 2004, NeoPharm presented Akorn with a formal “Notice of Default” on the Amended and Restated Promissory Note resulting from Akorn’s failure to meet its obligations under the Processing Agreement. Because the carrying value of the Promissory Note was zero, there was no financial statement impact as a result of any event of default under, or non-payment of, the Amended and Restated Promissory Note. On May 16, 2005, the Company and Akorn entered into a Note Repayment Agreement (“Repayment Agreement”), whereby the Company agreed to accept $2,500,000 as payment in full for any and all amounts due and owing under the Promissory Note, which has been paid. In addition, the parties mutually agreed to terminate the Processing Agreement. As a result of the Repayment Agreement, the Company recorded a $2,500,000 benefit which included the reversal of the valuation allowance previously recorded against the Promissory Note as “Recovery of Note Receivable” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2005.

9.   EMPLOYEE TERMINATION BENEFITS

In an effort to decrease expenses, the Company reduced its workforce by a total of 30 employees (approximately 23%) in November 2004, consisting of 26 employees from its research and development groups and 4 employees from the administrative group. Terminated employees were eligible to receive salary continuation through December 31, 2004, severance, 2004 earned bonus, Company paid insurance benefits and outplacement services. All $1,149,277 of employee termination costs were expensed in 2004 and are reported under the caption “Employee Termination Costs” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2004. Of this amount, $388,518 was paid as of December 31, 2004 and the remaining $760,759 was paid by February 28, 2005.

10.   COMMITMENTS

License and Research Agreements—From time to time, the Company enters into license and research agreements with third parties. As of December 31, 2005, the Company had significant agreements with three parties, as described below.

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

In addition, the Company previously entered into two annually renewable contract research agreements with Georgetown that expired in February 2005, and was obligated to pay Georgetown an aggregate of $500,000 in 2004 under the agreements. Under the now expired contract research agreements, which were terminable upon 90 days written notice by either party, the Company was obligated to pay or reimburse Georgetown for all direct and indirect costs associated with research on specific projects. In return, with respect to any project for which an NDA is ultimately approved, the Company retained all rights to all inventions, developments, discoveries and other proprietary ideas which are first conceived, discovered or developed during the conduct of the research upon making a one time payment of up to $175,000 to Georgetown.

National Institutes of Health—The Company entered into an exclusive worldwide licensing agreement with the NIH to develop and commercialize cintredekin besudotox (IL13-PE38QQR). The agreement required the Company to pay NIH a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000, which increase to $25,000 after the first commercial sale. The agreement further provides for milestone payments of up to $585,000 to be paid by the Company to NIH and royalties of up to 4.00% based on future product sales. The Company made its first milestone payment of $25,000 to NIH in November 1999 after the filing of the U.S. Investigational New Drug (“IND”) application for IL13-PE38QQR. The Company is required to pay the costs of filing and maintaining product patents on the licensed products. The agreement shall extend to the expiration of the last to expire of the patents on the licensed products, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and the Company. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either party may unilaterally terminate by giving advanced notice.

U.S. Food and Drug Administration—In 1997, the Company entered into a CRADA with the FDA. Pursuant to the CRADA, the Company committed to work to commercialize the IL13-PE38QQR chimeric protein which it licensed from NIH. The FDA agreed to collaborate on the clinical development and commercialization of IL13-PE38QQR. In January 2001, the parties agreed to expand the scope of the CRADA and increase the Company’s funding requirement to $400,000 per year and extend the term of the agreement through December 31, 2003. In 2004, the parties agreed to reduce the funding under the CRADA for 2004 to $230,000. Funding for the CRADA expired on December 31, 2004. On August 8, 2005, the Company and the FDA agreed to extend the term and funding of the CRADA through April 30, 2006 for $130,000.

Lease Commitments—The Company has noncancelable operating leases, for its office space and research and development facility, which expire over the next three years. These leases generally contain renewal options for periods up to 60 months and require the Company to pay all executory costs such as maintenance and insurance. Rental payments include minimum rentals plus contingent rentals based on common area maintenance expenses and property taxes.

Rental expense for the three most recent fiscal years consisted of the following:

	2005	2004	2003
Minimum rentals	$541,388	$532,263	$532,306
Contingent rentals	193,413	195,104	188,849
Rental expense	$734,801	$727,367	$721,155

Future minimum lease payments under noncancelable operating leases (with initial or remaining terms in excess of one year) as of December 31, 2005 are:

Operating leases
Year ending December 31:
2006	$391,825
2007	430,634
2008	113,380
2009	—
2010	—
Later years	—
Total minimum lease payments	$935,839

Termination and Employment Agreements—On June 17, 2004, James M. Hussey resigned as the Company’s President, Chief Executive Officer and a member of the Board of Directors. In accepting Mr. Hussey’s resignation, the Board of Directors authorized the Company to enter into a Separation Agreement and Full Release of all Claims (the “Separation Agreement”) with Mr. Hussey. Under the terms of the Separation Agreement, Mr. Hussey received a salary continuance for 12 months based upon his annual base salary at the time of his resignation ($339,768); Company paid insurance premiums under the Company’s medical insurance plan, plus a payment of 50% of Mr. Hussey’s target milestone bonus when 2004 bonuses were paid to the Company’s employees. Additionally, Mr. Hussey agreed to serve as a consultant to the Company for a period of up to 24 months or upon the termination of the Separation Agreement, whichever is earlier, during which time all options previously granted to Mr. Hussey continue to vest and remain exercisable until 90 days after termination as a consultant. For the year ended December 31, 2004, the Company recorded compensation expense of $736,803 relating to the options previously granted to Mr. Hussey that continue to vest during the term of the consulting agreement.

On June 17, 2004, NeoPharm also entered into an Employment Agreement with Gregory P. Young to serve as the Company’s President, Chief Executive Officer and a Director in place of Mr. Hussey. Under the terms of the Employment Agreement, effective July 12, 2004, Mr. Young received an annual base salary of $325,000 and a sign-on bonus of $97,500. The sign-on bonus was paid in two installments, with the first $25,000 installment paid upon commencement of employment on July 12, 2004 and the second installment of $72,500 was paid on February 15, 2005. Mr. Young was also entitled to an annual performance-based milestone bonus payment, a monthly car allowance of $600, and an annual reimbursement of up to $3,000 for the cost of financial and estate planning. Additionally, upon commencement of his employment on July 12, 2004, Mr. Young received a stock option grant of 250,000 shares with a grant price of 85% of the Company’s closing stock price on July 12, 2004. These options were scheduled to vest in four equal annual installments on the anniversary of the option grant date. The Employment Agreement also allowed for additional specified option grants of up to 350,000 shares in the future if the Company’s common stock reached certain pre-determined closing price levels. Mr. Young resigned as the Company’s President and CEO on March 8, 2005. Under the terms of a Separation Agreement with Mr. Young, his options continued to vest for a period of 12 months, resulting in the vesting of 62,500 options. All other options granted to Mr. Young have been forfeited.

On April 25, 2005, the Company and Ronald G. Eidell, a director of the Company, finalized an Employment Agreement under which Mr. Eidell was employed, on an interim basis, as the Company’s President and CEO. Mr. Eidell had been serving as President and CEO since March 8, 2005 under a principal terms employment agreement (“PTA”) executed between the Company and Mr. Eidell on March 10, 2005, in which Mr. Eidell had agreed to a base salary of $325,000, which was superseded by the Employment Agreement. Additionally, the Company entered into a separate agreement with Tatum LLC

(“Tatum”), of which Mr. Eidell continues to be a partner, providing for up to 20% of Mr. Eidell’s base salary and bonus, if any, to be remitted to Tatum. Under the terms of the agreement entered into with Tatum, an annualized amount of $65,000, prorated for the period of Mr. Eidell’s employment by the Company, is to be paid to Tatum. Under the Employment Agreement, Mr. Eidell received a base salary of $260,000, as well as Mr. Eidell was entitled to an annual performance-based milestone bonus payment, of which 20% would be payable to Tatum, as per the Tatum agreement, and a monthly transportation allowance of $1,500. On March 10, 2005, Mr. Eidell received a stock option grant of 80,000 shares at an exercise price equal to the closing price of the Company’s stock on that date. The stock options vest at the earlier of the termination of the Employment Agreement as a result of Mr. Eidell’s resignation to allow a new permanent CEO to take office or one year from the date of grant. On October 28, 2005, Mr. Eidell resigned as interim President and CEO to allow his successor to take office as President and CEO. In accordance with the terms of the Employment Agreement, a $96,000 performance based bonus was paid to him. In addition, under the terms of the Tatum agreement, the Company paid $24,000 to Tatum upon making the bonus payment to Mr. Eidell. Additionally, the 80,000 options granted earlier to Mr. Eidell vested pursuant to the original terms of the option grant.

On October 28, 2005, NeoPharm entered into an employment agreement with Guillermo A. Herrera (the “Herrera Agreement”) to serve as its President and CEO and member of the Board of Directors. Under the terms of the Herrera Agreement, Mr. Herrera will receive an annual base salary of $425,000 and a grant of shares of the Company’s common stock, at the time of hire, equal to a total fair market value of $200,000 based upon the closing price as of October 28, 2005. Mr. Herrera is also eligible for an annual performance-based bonus payment and receives a monthly car allowance of $1,000. Additionally, Mr. Herrera received a common stock option grant of 500,000 options with a grant price equal to the fair market value on the date of grant. The options vest in four equal annual installments on the anniversary of the option grant date.

Defined Contribution Retirement Plan (401(k) Plan)—The Company sponsors a 401(k) Plan covering all full-time employees. Participants may contribute up to legal limitations. The 401(k) Plan provides for Company match contributions of 50% of employee contributions up to 3% of the employee’s eligible compensation. The Company match contributions were $288,425, $306,130 and $226,541 for the years ended December 31, 2005, 2004 and 2003, respectively.

11.   CONTINGENCIES

The Company has been named in several putative class action lawsuits (the” Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, the former Chairman of the Company, and James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern District. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s current Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the Class Action Suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to again make Dr. Kapoor a defendant, and realleges that certain pre-class period statements are actionable. The

Company filed oppositions to both motions. The Court has not yet ruled on the motions. No trial date has been set and discovery is ongoing. Management is unable to estimate the potential outcome or a range of possible losses, if any. In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

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

12.   SUBSEQUENT EVENT

On January 10, 2006, the Company received proceeds of $39,002,250 (net of the underwriting discounts and commissions, but before expenses) by issuing 4,025,000 shares of common stock in a public offering.

13.   QUARTERLY FINANCIAL DATA (unaudited)

The following table summarizes the quarterly financial data for the years ended December 31, 2005 and 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005 quarters
Revenue	$71,300	$454,600	$9,480	$7,360
Research and development expenses	(8,073,761)	(7,960,917)	(8,538,368)	(7,277,556)
Selling, general, administrative and related party expenses	(3,233,309)	(3,051,288)	(2,388,388)	(2,748,509)
Recovery of note receivable	—	2,500,000	—	—
Loss from operations	(11,236,060)	(8,058,665)	(10,917,663)	(10,018,979)
Net loss	(10,864,273)	(7,657,301)	(10,532,943)	(9,670,170)
Net loss per share basic and diluted	$(0.46)	$(0.32)	$(0.45)	$(0.41)
2004 quarters
Revenue	$12,200	$19,080	$84,740	$40,760
Research and development expenses	(11,249,227)	(12,008,378)	(10,621,195)	(10,634,137)
Selling, general, administrative and related party expenses	(3,235,433)	(3,018,566)	(3,712,207)	(3,251,409)
Employee termination costs	—	—	—	(1,149,277)
Loss from operations	(14,472,704)	(15,008,162)	(14,252,128)	(14,995,291)
Net loss	(14,247,190)	(14,759,479)	(13,954,570)	(14,647,470)
Net loss per share basic and diluted	$(0.65)	$(0.63)	$(0.60)	$(0.63)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NeoPharm, Inc.:

Under the date of March 15, 2006, we reported on the consolidated balance sheets of NeoPharm, Inc. and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 15, 2006

NEOPHARM, INC. AND SUBSIDIARY

Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2005, 2004, and 2003

Valuation allowance for note receivable
Balance at December 31, 2003	$2,189,281
Charged to operations	—
Balance at December 31, 2004	2,189,281
Reversed to operations	(2,189,281)
Balance at December 31, 2005	$—