Form 10-Q
period 2006-03-31
NEOPHARM INC
filed 2006-05-15
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2006

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

Large accelerated filer ☐                       Accelerated filer ☒             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

As of April 28, 2006, the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	27,783,001

NEOPHARM, INC.

FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005
Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURE PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,283,879	$1,486,172
Short-term investments	53,473,297	28,776,020
Trade accounts receivable, net	1,735	1,285
Inventories	5,607	5,677
Prepaid expenses	619,902	727,432
Other receivables	—	155
Total current assets	60,384,420	30,996,741
Fixed assets, net	2,013,290	2,157,507
Other assets	217,250	215,737
Total assets	$62,614,960	$33,369,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Obligations under capital lease	$28,489	$—
Accounts payable	457,103	683,168
Accrued clinical trial expense	4,941,861	5,369,507
Accrued compensation	1,062,596	1,888,534
Other accrued expenses	918,791	1,447,265
Derivative financial instruments	262,614	—
Deferred and unearned revenue	1,170	—
Total current liabilities	7,672,624	9,388,474

Obligations under capital lease	128,035	—
Deferred revenue	2,000,000	2,000,000
Deferred rent	50,768	36,187
Derivative financial instruments	845,969	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 27,765,051 and 23,740,051 shares issued and outstanding, respectively	5,956	5,092
Additional paid-in capital	287,615,287	249,964,947
Accumulated deficit	(235,703,679)	(228,024,715)
Total stockholders’ equity	51,917,564	21,945,324
Total liabilities and stockholders’ equity	$62,614,960	$33,369,985

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three-Month Periods Ended
	March 31, 2006	March 31, 2005
Collaboration revenue	$—	$65,000
Product revenue	1,610	6,300
Total revenue	1,610	71,300

Expenses:
Cost of product revenue	70	290
Research and development	5,843,761	8,073,761
Selling, general, and administrative	3,045,558	3,233,309
Change in fair value of derivative financial instruments	(543,128)	—
Total expenses	8,346,261	11,307,360
Loss from operations	(8,344,651)	(11,236,060)

Interest income, net	665,687	371,787
Net loss	$(7,678,964)	$(10,864,273)
Net loss per share —
Basic and diluted	$(0.28)	$(0.46)
Weighted average shares outstanding —
Basic and diluted	27,317,829	23,469,462

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(7,678,964)	$(10,864,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334,472	333,764
Stock-based compensation expense	571,529	152,719
Change in fair value of derivative financial instruments	(543,128)	—
(Gain)/loss on retirement of equipment and furniture	(511)	6,773
Changes in assets and liabilities:
Decrease in current assets	60,028	352,809
Increase in other assets	(1,513)	—
Decrease in other current liabilities	(2,008,123)	(1,201,256)
Increase in deferred and unearned revenue	1,170	1,840,495
Increase in deferred rent	14,581	—
Net cash and cash equivalents used in operating activities	(9,250,459)	(9,378,969)

Cash flows from investing activities:
Proceeds from sales of marketable securities	16,150,000	11,500,000
Purchase of marketable securities	(40,800,000)	(54,050,000)
Purchase of equipment and furniture	(28,649)	(7,319)

Net cash and cash equivalents used in investing activities	(24,678,649)	(42,557,319)

Cash flows from financing activities:
Proceeds from issuance of common stock	38,731,386	—
Proceeds from exercise of stock options	—	644,461
Repayment of capital lease obligation	(4,571)	—
Net cash and cash equivalents provided by financing activities	38,726,815	644,461

Net increase /(decrease) in cash and cash equivalents	4,797,707	(51,291,827)
Cash and cash equivalents, beginning of period	1,486,172	52,736,320
Cash and cash equivalents, end of period	$6,283,879	$1,444,493

Supplemental disclosure of cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities:

During the three months ended March 31, 2006, the Company entered into a capital lease obligation for office equipment of $161,095.

During the three months ended March 31, 2005, the Company issued 23,692 shares of the Company’s common stock in satisfaction of a liability in the amount of $188,353.

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1  Basis of Presentation

The financial information herein is unaudited. The balance sheet as of December 31, 2005 is derived from audited financial statements.

The accompanying unaudited condensed consolidated financial statements of NeoPharm, Inc. and subsidiary (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of their operations and their cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of operating results for fiscal 2006 or future interim periods.

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Certain amounts in 2005 have been reclassified to conform to the current year presentation. In particular, the Company classifies investments in auction rate certificates as short-term investments, which had previously been classified as a cash equivalent. This reclassification affected the classification of cash flows from investing activities on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 which reflects purchases of marketable securities of $54,050,000 and proceeds from sales of marketable securities of 11,500,000, related to the auction rate certificates.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the recognition of compensation expense related to the fair value of the Company’s stock-based compensation awards effective January 1, 2006. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to directors, officers, and employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, compensation expense is measured on the date of grant if the current market price of the underlying stock exceeded the exercise price or when the number of shares and exercise price are known if both are not determinable at the date of grant. Compensation expense for fixed stock options is recognized ratably over the vesting period. SFAS 123 established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company elected to apply the intrinsic value method of accounting described above, and only adopted the disclosure requirements of SFAS 123.

The Company adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation expense recognized in the 2006 condensed consolidated statement of operations includes:  a) compensation expense for the fair value of the remaining portion of the requisite service period for all share-based awards granted prior to, but not vested as of January 1, 2006, and b) compensation expense for the fair value for all share-based awards granted or modified subsequent to January 1, 2006. In conjunction with the adoption of SFAS No. 123R, the Company has adopted a policy of recognizing compensation expense on a straight-line basis. Under the pro forma disclosure requirements of SFAS No. 123, in prior periods, the Company recognized expense on a straight-line basis and considered the effect of forfeitures in the period an award was cancelled.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 with earlier application allowed. The adoption of SFAS No. 155 is not expected to have a material impact on the

Company’s consolidated financial condition or results of operations.

Note 2  Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended
	March 31, 2006	March 31, 2005
Numerator:
Net loss	$(7,678,964)	$(10,864,273)

Denominator:
Weighted average shares outstanding	27,317,829	23,469,462

Loss per share - basic and diluted	$(0.28)	$(0.46)

Potential common share equivalents:
Stock options	4,094,857	3,572,677

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are the same, since the effect of all potential common share equivalents is anti-dilutive.

Note 3  Stock-based Compensation

The Company currently has a share-based payment plan in place, which is described below. Amounts recognized in the condensed consolidated financial statements with respect to this plan are as follows:

	Three months ended
	March 31, 2006	March 31, 2005

Research and development	$167,187	$—
General and administrative	404,342	152,719

Total cost of share-based payment plans during the period	$571,529	$152,719

No amounts of share-based compensation cost have been capitalized into inventory or other assets during the quarters ended March 31, 2006 or 2005.

Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic-value method of accounting for share-based compensation. The following table illustrates the effect on net loss if the fair-value method of accounting, as prescribed by SFAS No. 123, had been applied:

Three months ended
March 31, 2005
Net loss as reported	$(10,864,273)

Add: stock-based employee compensation expense included in reported net loss (1)	152,719

Less: total stock-based employee compensation expense determined under fair value based method for all awards	(178,341)

Pro forma net loss	$(10,889,895)

Basic and diluted loss per common share
As reported	$(0.46)
Pro forma	$(0.46)

(1)               Value of restricted stock granted to non-employee directors and compensation expense relating to options granted to an executive at 85% of fair value.

The Company maintains the 1998 Equity Incentive Plan (Option Plan), which replaced all prior equity incentive plans. The Option Plan, provides for the grant of awards (options, nonvested stock, performance units or performance shares) to employees, directors, and consultants to acquire up to 4,600,000 shares of the Company’s common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, but may be granted with an exercise price less than 85% of the fair market value of the Company’s common stock. Option awards typically vest based upon continuous service in increments of 25% of the total grant on the first four anniversaries of the original grant and are exercisable as the options vest, subject to the Company’s policies in effect from time to time concerning transactions by employees in the Company’s securities. Option awards typically have 10 year contractual terms. Nonvested stock awards are granted to non-employee directors of the Company and typically vest after a service period of 1 year. Option and nonvested stock awards provide for accelerated vesting if there is a change in control (as defined in the Option Plan). Although the Option Plan provides for the grant of performance units and performance shares, the Company has not made grants of these types of awards. As of March 31, 2006, approximately 345,323 shares were available for issuance under the Option Plan.

The following is a summary of activity relating to option awards to employees and non-employee directors during the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - beginning of year	3,571,132	$13.07
Granted	297,400	$12.31
Exercised	—
Forfeited/expired/cancelled	(7,700)	$12.20
Outstanding - end of period	3,860,832	$13.02	4.77	$1,299,548

Exercisable - end of period	2,701,707	$14.50	3.06	$1,159,564

Weighted-average fair value of options granted during the period		$8.02

There were no option awards exercised during the three months ended March 31, 2006.

As of March 31, 2006, the Company expects to recognize approximately $6.3 million of unrecognized compensation cost related to stock options over a weighted-average period of 2.3 years.

During the three months ended March 31, 2005, the Company granted 80,000 options with a weighted average grant date fair value of $5.33. 180,920 options were exercised during the three months ended March 31, 2005 with an intrinsic value of approximately $628,705.

In 2005, the Company granted 36,010 shares of nonvested common stock to non-employee directors of the Company with a weighted average granted date fair value of $9.76. As of March 31, 2006, there were 36,010 nonvested restricted shares outstanding, with $77,911 of remaining unrecognized compensation expense to be recognized over a weighted average period of 2.1 months.

Through 2000, the Company granted option awards to certain non-employees. Upon the adoption of SFAS No. 123R, these awards were required to be classified as a liability and are subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). See Note 9, Derivative Financial Instruments.

Valuation Information

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $8.02 per share using the Black Scholes model with the following weighted-average assumptions:

Three months ended
March 31, 2006
Expected volatility	71.33%
Risk-free interest rate	4.38%
Expected term (in years)	6.25
Expected dividend yield	0.0%

The Company based the calculation of expected volatility on the historical volatility of the Company’s common stock over the expected term. The Company based the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of option grant, and the expected term of options was determined using the SAB 107 “Safe Harbor.”  Assumptions used in the Black-Scholes option-pricing model for calculating the weighted average fair value of $5.73 for options granted in fiscal year 2005 are as follows: expected volatility was 70.46%, weighted average risk-free interest rate was 4.25%, weighted average expected term was 6.25 years, and expected dividend yield was 0.0%.

Note 4 Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included with cash are cash equivalents of $3,055,896 and $104,305 as of March 31, 2006 and December 31, 2005, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Note 5 Short-term Investments

Short-term investments represent investments in auction rate certificates and have been classified as available-for-sale. Short-term investments as of March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005
State government agencies	$53,350,000	$28,700,000
Total	$53,350,000	$28,700,000

Included with the carrying value of the investments is accrued interest income receivable of $123,297 and $76,020 as of March 31, 2006 and December 31, 2005, respectively.

Short-term investments are stated at cost, which approximate fair value due to their variable interest rates, which typically reset every 7 to 35 days. As of March 31, 2006, the Company’s investments in auction rate certificates have contractual maturities of greater than ten years. Despite the long-term nature of their stated contractual maturities, the Company has demonstrated the ability to liquidate these securities as needed. Accordingly, as these securities represent the investment of cash, which is available for operations, they have been classified as a current asset on the accompanying Condensed Consolidated Balance Sheets.

Note 6 Inventory

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

Inventory at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005

Finished goods on hand	$5,537	$5,677
Inventory subject to return	70	—

	$5,607	$5,677

Inventory subject to return represents NeoPhectin products shipped to wholesale customers that have not been recognized as revenue.

Note 7  Fixed Assets

Fixed assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the disposition takes place. Total depreciation and amortization expense for the three months ended March 31, 2006 and 2005 was $334,472 and $333,764, respectively. During the three months ended March 31, 2006, the Company acquired office equipment under a 5-year capital lease for $161,095.

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

Note 8  Capital Lease

Minimum future lease payments under capital lease as of March 31, 2006 for each of the next five years and in the aggregate are as follows:

For the period April 1, 2006 through December 31, 2006	$28,368
For the year ended December 31, 2007	$37,824
For the year ended December 31, 2008	$37,824
For the year ended December 31, 2009	$37,824
For the year ended December 31, 2010	$37,824
Subsequent to 2010	$3,152

Total minimum lease payments	$182,816
Less amount representing interest	26,292
Present value of minimum lease payments	$156,524

Note 9  Derivative Financial Instruments

Through 2000, the Company had granted common stock options to certain non-employees, as compensation associated with research and development activities, to purchase shares of which 234,025 were fully vested and unexercised as of January 1, 2006, the effective date of SFAS No. 123R. Upon adoption of SFAS No. 123R, these non-employee common stock options were required to be classified as a liability and became subject to the provisions of SFAS No. 133, which requires these non-employee options to be accounted for as a derivative instrument.

As of January 1, 2006, the Company calculated the estimated fair value of the options outstanding granted to non-employees to be $1,651,711 and reclassified this amount from additional paid-in-capital to a liability. The estimated fair value of the non-employee options is remeasured each reporting period and the change in estimated fair value is recorded in the condensed consolidated statement of operations. Accordingly, as of March 31, 2006, the Company remeasured and calculated the estimated fair value of the outstanding non-employee options to be $1,108,583 and recorded the change in fair value of $543,128 as a change in fair value of derivative financial instruments on the Company’s unaudited condensed consolidated statement of operations for the three months March 31, 2006.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the non-employee option grants. As of March 31, 2006, the remaining contractual terms of the outstanding non-employee options granted ranged from 1.2 months to 45.8 months. Other option pricing model inputs were determined based upon the remaining contractual terms of the non-employee options at the date of measurement for initial classification as a liability as of January 1, 2006 and the remeasurement of estimated fair value as of March 31, 2006.

Note 10  Stockholders’ Equity

On January 10, 2006, the Company received proceeds of $39,002,250 (net of underwriting discounts and commissions of $2,052,750 but before expenses of $270,864) by issuing 4,025,000 shares of common stock in a public offering.

In October 2005, the Company’s Board of Directors adopted, subject to shareholder approval, an Employee Stock Purchase Plan (the “Purchase Plan”) in which eligible employees of the Company may purchase shares of common stock at quarterly intervals, through payroll deductions. The purchase price per share is 85% of the closing price of the common stock on (i) the first business day of the plan period or (ii) the purchase date, whichever closing price is less. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after or prior to purchase the employee owns 5% or more of the total combined voting power or value of the Company’s common stock. The Purchase Plan is subject to shareholder approval and purchases under the Purchase Plan will not take place unless shareholder approval is received and accordingly, there is no financial statement impact until the Plan is approved and purchases are made under the Plan.

The Company maintains a Stockholder Rights Plan whereby rights to purchase shares of Series A Participating Preferred Stock become exercisable by the Company’s stockholders after any non-excluded party acquires, or announces an intention to acquire, 15% or more of the Company’s outstanding common stock.

Note 11  Revenue Recognition

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

The Company has entered into an agreement with Nippon Kayaku Co., Ltd (“Nippon”) in which the development and commercialization rights in Japan for cintredekin besudotox were licensed. The Company received a $2 million upfront nonrefundable fee in January 2005 and is entitled to receive future additional fees, milestone payments and royalties. Nippon is responsible for all development costs in Japan. The Company has agreed to provide or arrange for contract manufacture of a commercial supply of cintredekin besudotox upon receipt of marketing approval by Nippon. The up-front nonrefundable fee received by the Company will be recognized ratably as revenue once the general criteria for revenue recognition has been met for the unit of accounting to which the fee has been allocated.

Note 12 Commitments

On October 28, 2005, NeoPharm entered into an employment agreement with Guillermo A. Herrera (the “Herrera Agreement”) to serve as its President and CEO and member of the Board of Directors. Under the terms of the Herrera Agreement, Mr. Herrera’s annual base salary is $425,000 and he received a grant of shares of the Company’s common stock, at the time of hire, equal to a total fair market value of $200,000 based upon the closing price as of October 28, 2005. Mr. Herrera is also eligible for an annual performance-based bonus payment and receives a monthly car allowance of $1,000. Additionally, Mr. Herrera received a common stock option grant of 500,000 options with a grant price equal to the fair market value on the date of grant. The options vest in four equal annual installments on the anniversary of the option grant date.

Note 13  Contingencies

The Company has been named in several putative class action lawsuits (the” Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, the former Chairman of the Company, and James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern District. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s former Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the Class Action Suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to again make Dr. Kapoor a defendant, and realleges that certain pre-class period statements are actionable. The motion for summary adjudication asks the Court to rule that certain statements made in the arbitration award between the Company and Pharmacia be deemed facts established in this proceeding. The Company filed oppositions to both motions. The Court has not yet ruled on the motions. No trial date has been set and discovery is ongoing. Management is unable to estimate the potential outcome or a range of possible losses, if any. The Company maintains insurance coverage to mitigate the financial impact of any potential loss.

On March 26, 2004, the Company received a letter from the Securities and Exchange Commission (“SEC”) stating that the SEC is conducting a formal investigation of the Company. The SEC stated in its letter that it had made no determination of any violation of law by the Company or any individual at this time. Previously, this matter had been the subject of an informal SEC inquiry. The Company has fully cooperated with the SEC. The Company believes the investigation is an outgrowth of the arbitration claim filed by the Company against Pharmacia (now Pfizer) regarding the development of its LEP and LED drug product candidates and the Class Action Suits which have been filed against the Company relating to its public statements regarding the development of LEP. The Company cannot predict with certainty the direction the investigation will take or its ultimate outcome, and therefore is unable to determine whether the results of the investigation will have a material adverse impact on the Company’s results of operations or financial position.

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

Note 14  Subsequent Events

On April 28, 2006, the Company announced a plan to reduce its workforce by a total of 22 employees (approximately 23%) consisting of 20 employees from its research and development groups and 2 employees from the administrative group. Terminated employees will receive severance, a portion of 2006 earned bonus, three months Company paid insurance benefits and outplacement services. Additionally, the Company announced it will consolidate its operations to its corporate headquarters in Waukegan, Illinois.

On May 3, 2006, the Company announced the resignation of Imran Ahmad as the Company’s Executive Vice President and Chief Scientific Officer, effective May 2, 2006.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements made by NeoPharm, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, recruitment of patients, production and marketing of the Company’s drug candidates, including, but not limited to cintredekin besudotox (“IL13-PE38QQR”), including the PRECISE trial, the marketing of non-drug products such as NeoPhectin™ and NeoPhectin-AT™, uncertainty regarding the outcome of class action litigation against the Company, resolution of the ongoing SEC investigation, unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates that could slow or prevent products coming to market, the uncertainty of patent protection for the Company’s intellectual property or trade secrets, the ability of the Company to raise additional funds on terms acceptable to the Company and other factors referenced under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The following should be read in conjunction with the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Risk Factors section included as Item 1A herein and in the Company’s 2005 Annual Report on Form 10-K. The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from statements made.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers. Our corporate strategy is to become a leader in the research, development, and commercialization of new and innovative anti-cancer treatments. We currently operate at two locations, and had 96 full time employees as of March 31, 2006. Our corporate headquarters and research and development facility are located in Waukegan, Illinois and our clinical development personnel are located in Lake Forest, Illinois.

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

We began enrolling patients in the Phase III PRECISE clinical trial for cintredekin besudotox in March 2004 and completed patient enrollment in December 2005. In June and December 2005, the independent Data Monitoring Committee (“iDMC”) for the PRECISE Trial met, analyzed, and reviewed the data for the PRECISE trial futility analyses, and recommended that the PRECISE trial continue as planned under the approved protocol. The next milestones for PRECISE are an interim efficacy analysis after 160 deaths, currently expected as early as the second quarter of 2006, and the final efficacy analysis after 215 deaths, potentially in late 2006 or early 2007. We are currently preparing to submit a BLA to the FDA as early as the second half of 2006 to seek marketing approval of the drug, in the event that the PRECISE trial achieves its endpoint of a statistically significant improvement in overall survival compared to the control arm. However, there can be no assurance that the trial will meet its endpoint in the time anticipated, that the FDA will approve the BLA or that the FDA will not require additional data or testing. Additionally, enrollment has now been completed in our Phase I clinical trial of cintredekin besudotox for malignant glioma patients at initial diagnosis.

In the quarter ended March 31, 2006, management’s efforts were primarily devoted to planning the further development of its drug product candidates, completing a public common stock offering in January 2006, and exploring potential opportunities to reduce expenses in an effort to reduce the amount of cash used in operations. Additionally, in January 2006, we hired Timothy P. Walbert as Executive Vice President Commercial Operations. Mr. Walbert, along with other members of senior management, is responsible for the development and execution of our overall commercialization strategy; including global marketing, business development, sales, reimbursement and commercialization.

In April 2006, we reprioritized our NeoLipid® platform and strategy to focus our efforts on the two most promising drug product candidates in the platform, LEP-ETU and LE-SN38. We are preparing to initiate a Phase II clinical trial for LE-SN38 in the second quarter of 2006 and reviewing our LEP-ETU regulatory strategy under Section 505(b)(2) for further review by the FDA later this year. We believe that a regulatory strategy based solely on bioequivalence does not provide the information to fully differentiate LEP-ETU from other taxane-based anti-cancer products, which we believe is important to achieve commercial success with the product, if this drug candidate is ultimately approved by the FDA. Additionally, pre-clinical work continues on our earlier stage liposomal formulations of the anti-cancer agents docetaxel and gemcitabine, while the LErafAON program is on hold pending analysis of the data gathered in Phase I.

It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in early stage, or Phase I/II, clinical development, as well as the estimated date such drug product candidates would be available for sale, if approved by the FDA. A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Because our lead product candidate, cintredekin besudotox, is in the final stages of a Phase III clinical trial, we are able to estimate that we will incur further direct expenses of approximately $3 million to complete the Phase III PRECISE study. Additional clinical trial expenses are also expected to be incurred for cintredekin besudotox as we conduct other clinical trials to investigate the potential to use cintredekin besudotox in other forms and stages of malignant glioma, in addition to recurrent glioblastoma multiforme. We also expect to incur additional expenses related to the preparation of a cintredekin besudotox BLA submission.

The table below includes a summary of identified direct project costs incurred to date for our clinical research and development projects. Generally, identified project costs include expenses incurred specifically for clinical trials and pre-clinical studies we conduct, and exclude expenses incurred for salaries paid to our professional staff, overhead expenses for our Lake Forest and Waukegan facilities and general laboratory supplies used in our research, which are included with non-project specific.

Research Project	Total Direct Costs Incurred in Current Quarter	Total Direct Costs Incurred Since Beginning of Project
Cintredekin besudotox	$2,146,813	$56,871,879
LEP-ETU	584,725	7,291,695
LE-SN38	35,394	5,009,102
LErafAON	55,095	7,792,777
Non-project specific	3,021,734	N/A
Total research and development expenses	$5,843,761	N/A

Results of Operations — Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005.

The Company recorded product revenue of $1,610 for the three months ended March 31, 2006 as compared to $6,300 for the three months ended March 31, 2005. The sole source of product revenue in both periods was from sales of NeoPhectin and NeoPhectin-AT. During the three month period ended March 31, 2005, we also recognized $65,000 of revenue from collaboration fees received in 2005.

Research and development expense for the three months ended March 31, 2006 decreased by approximately $2.2 million as compared to the same period in 2005. The decrease in research and development expenses was primarily related to the completion of patient enrollment in the PRECISE trial in December 2005.

Selling, general, and administrative expenses were approximately $3.0 million for the three months ended March 31, 2006 and approximately $3.2 million for the three months ended March 31, 2005. Compensation expense for the three months ended March 31, 2006 was reduced by approximately $0.3 million as compared to the three months ended March 31, 2005 as a result of the resignation of our former CEO Gregory Young in March 2005.

The Company recorded a benefit of $0.5 million relating to the change in the estimated fair value of derivative financial instruments for the three months ended March 31, 2006 as a result of the requirements to account for options previously granted to non-employees as derivative financial instruments upon the adoption of SFAS No. 123R.

The Company generated interest income on cash and investments of approximately $0.7 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. The increase in interest income during the period was primarily due to an increase in average cash and short-term investment balances as a result of the public stock offering completed in January 2006, in addition to increases in short-term interest rates.

Liquidity and Capital Resources

Our primary source of cash has been from proceeds from issuance of equity securities.

In 2005, we reclassified all auction rate certificates to short-term investments. We believe the structural features of the auction rate certificates, now classified as short-term investments, provide the Company with liquidity characteristics similar to cash equivalents.

On January 10, 2006, we received proceeds of approximately $39 million (net of underwriting discounts and commissions, but before expenses) by issuing 4,025,000 shares of common stock in a public offering.

As of March 31, 2006, we had approximately $6.3 million in cash and cash equivalents and $53.5 million in short-term investments. We currently believe that our cash, cash equivalents and short-term investments on hand at March 31, 2006, can support our activities through the fourth quarter of 2007 at current and projected levels of development and general corporate activity. This estimate reflects the effects of the NeoLipid® platform reprioritization that is expected to result in a reduction in research costs, and also included a workforce reduction.

The primary use of cash over the next 12-24 months will be to fund our regulatory and commercial efforts for cintredekin besudotox and our clinical and pre-clinical research and development efforts. The most significant expenses will be incurred in relation to completing the work necessary for a possible cintredekin besudotox BLA submission and completion of the PRECISE trial. As we continue to move our drug product candidates towards the next phase of development, we expect to incur additional expenses.

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

NeoPharm has no exposure to off-balance sheet arrangements, no special purpose entities, or activities that include non-exchange-traded contracts accounted for at fair value.

The following table summarizes our estimated contractual obligations as of March 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$863,119	$417,137	$443,422	$2,560	$—
Capital lease	182,816	37,824	75,648	69,344	—
Clinical trial monitoring (CRO) agreements (1)	704,654	704,654	—	—	—
License agreements—milestone based payments (2)	2,050,000	300,000	900,000	—	850,000
Total	$3,800,589	$1,459,615	$1,419,070	$71,904	$850,000

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, we measure stock-based compensation cost at the grant date based upon the fair value of the award and recognize the cost of awards that are expected to ultimately vest as expense over the requisite service period. Management judgment and the use of estimates are required in determining the inputs to an option pricing model used to estimate fair value of stock-based awards. Management judgment and the use of estimates are also required in estimating the number of stock-based awards that are will ultimately vest. Additionally, management judgment and the use of estimates may be required in determining the requisite service period over which to recognize the compensation cost as expense.

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

The Company has entered into collaboration and license agreements with third parties that contain multiple deliverables. Under the provisions of EITF 00-21, a determination must be made on each contract as to whether a deliverable constitutes a separate unit of accounting. The amount of revenue to be recognized is based on the fair value for each unit of accounting within the arrangement. Management’s judgment is required to determine, based upon the facts and circumstances of each arrangement, whether or not each deliverable has standalone value and whether or not there exists a sufficient level of objective and reliable evidence of fair value of the undelivered items. Additionally, units of accounting may be delivered over an indeterminate period of time. Management judgment is required to estimate the period over which recognition of allocated revenue occurs.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2006, we did not own any derivative instruments, but we were exposed to market risks, primarily changes in U.S. interest rates. As of March 31, 2006, we held total cash and cash equivalents of $6,283,879 and short-term investments in auction rate certificates of $53,473,297. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and short-term investments as of March 31, 2006, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of $597,572.

Item 4 – Controls and Procedures

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management,

including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, have concluded, as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, accumulated, communicated and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In May 2006, management concluded that a control deficiency with respect to the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options constituted a material weakness in internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  This control deficiency resulted in an adjustment to the unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2006 affecting derivative financial instruments and the change in fair value of derivative financial instruments.

Management is in the process of reviewing and, as necessary, revising its policies and procedures with respect to its controls over the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options to ensure that all reasonable steps will be taken to correct this material weakness.  As part of this process, management expects to further train the Company’s accounting personnel and add additional reviews and controls.  The deficiency will not be considered remediated until the new internal controls are operational for a period of time and are tested and management has concluded that the controls are operating effectively. Until it is remediated, the identified control deficiency could result in a misstatement in the derivative financial instruments and the change in fair value of derivative financial instruments balances that would not be prevented or detected.

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report, other than the material weakness described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company has been named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, the former Chairman of the Company, and James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern District. On September 16, 2002, a consolidated amended complaint was filed against NeoPharm in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s former Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. The Company intends to vigorously defend each and every claim in the Class Action Suits and, on November 4, 2002, moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to again make Dr. Kapoor a defendant, and realleges that certain pre-class period statements are actionable. The motion for summary adjudication asks the Court to rule that certain statements made in the arbitration award between the Company and Pharmacia be deemed facts established in this proceeding. The Company filed oppositions to both motions. The Court has not yet ruled on the motions. No trial date has been set and discovery is ongoing. Management is unable to estimate the potential outcome or a range of possible losses, if any. The Company maintains insurance coverage to mitigate the financial impact of any potential loss.

On March 26, 2004, the Company received a letter from the Securities and Exchange Commission (“SEC”) stating that the SEC is conducting a formal investigation of the Company. The SEC stated in its letter that it had made no determination of any violation of law by the Company or any individual at this time. Previously, this matter had been the subject of an informal SEC inquiry. The Company has fully cooperated with the SEC. The Company believes the investigation is an outgrowth of the arbitration claim filed by the Company against Pharmacia (now Pfizer) regarding the development of its LEP and LED drug product candidates and the Class Action Suits which have been filed against the Company relating to its public statements regarding the development of LEP. The Company cannot predict with certainty the direction the investigation will take or its ultimate outcome, and therefore is unable to determine whether the results of the investigation will have a material adverse impact on the Company’s results of operations or financial position.

Item 1A. - Risk Factors

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

We currently have four drug product candidates in various stages of clinical development. Each candidate is the subject of an effective IND that we filed with FDA. The protocols for any clinical trials we perform under these INDs must have institutional review board (“IRB”) approval, and the trials must comply with FDA’s good clinical practices (“GCP”) and other regulations. There is no assurance that the clinical trials we may seek to conduct under these INDs will obtain IRB approval. There is also no assurance that FDA will allow us to continue the clinical trials that we have begun. FDA may suspend a clinical trial at any time if the agency believes that the patients participating in the study are or will be exposed to unacceptable health risks. FDA may also terminate an IND and require the sponsor to end all clinical trials under that IND, if it finds deficiencies in the IND or in the conduct of a trial under the IND. Some of our clinical trials are conducted in foreign countries, and the regulatory authorities of those countries have comparable authority to suspend and terminate clinical trials. Suspension or termination of the clinical trials of our drug product candidates could substantially delay or even prevent regulatory approval of the drug product candidates. There is no guarantee that clinical studies, if performed, will demonstrate the safety and efficacy of any drug product candidate we have in development.

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

We also have three other drug product candidates in clinical development for the treatment of various cancers: LE-SN38, LEP-ETU, and LErafAON. Each of these drug product candidates has either completed or is currently in Phase I clinical testing and are in various stages of development or evaluation. There are no assurances that any of these drug product candidates will proceed to the next phase of clinical development, or prove to be safe and effective, or that any of them will receive regulatory approval for the treatment of the indications which we may pursue.

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

Because many of our drug product candidates are in clinical development, there is a high risk that further development and testing will demonstrate that our drug product candidates are not approvable or suitable for commercialization, which could cause our business to suffer.

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

We have a limited operating history, and our operations consist primarily of the development of our drug product candidates and the sponsorship of research and clinical trials. Over the past three fiscal years ended December 31, 2005, we have incurred aggregate net losses of approximately $149.1 million. We expect to incur additional losses and, as our development efforts and clinical testing activities continue, our losses may increase. We also expect to experience negative cash flows for the foreseeable future as we fund our losses and capital expenditures. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity. To date, we have not sold or received approval to sell any drug product candidates, and it is possible that revenues from drug product sales will never be achieved. We have generated only limited amounts of revenue from license fees and sales of products based upon our NeoPhectin™ technology (a novel cationic cardiolipin liposome based technology), and it is possible that additional license revenue and/or revenue from sales of NeoPhectin™ products will continue to be of limited significance. We cannot at this time predict when or if we will be able to develop other sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our drug product candidates.

Budget constraints may force us to delay our efforts to develop certain drug product candidates in favor of developing others, which may prevent us from commercializing all drug product candidates as quickly as possible.

Because we are an emerging company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. As a result, we may have to further prioritize development activities, with the possible result that we may not be able to fully realize the value of some of our drug product candidates in a timely manner, as they would be delayed in reaching the market, if at all. Recently, we have undertaken a reprioritization of the NeoLipid® program in an effort to rationalize our expenses, including a restructuring of our workforce and a reduction in research and development spending not related to our lead drug product candidate, cintredekin besudotox. If we are not successful in maintaining the planned level of spending, our efforts to commercialize cintredekin besudotox may be delayed. Additionally, the reduction in spending on our other drug product candidates could delay our commercialization efforts and negatively impact our strategy to diversify our development risk across a broad portfolio of drug product candidates.

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

Each of the drug product candidates currently in clinical development will face competition from drug products currently on the market or under development. The following table lists our current principal competitors and their products which compete with the listed drug product candidates we currently have under development:

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

On March 26, 2004, we received a letter from the Securities and Exchange Commission stating that the SEC is conducting a formal investigation of the Company. The SEC stated in its letter that it had made no determination of any violation of law by the Company or any individual at this time. Previously, this matter had been the subject of an informal SEC inquiry. We have fully cooperated with the SEC. We believe the investigation is an outgrowth of the arbitration claim filed by the Company against Pharmacia (now Pfizer) regarding the development of our LEP and LED drug product candidates, which was concluded in April 2004, and the ongoing class action lawsuits which have been filed against us relating to public statements regarding the development of LEP. We cannot predict with certainty the direction the investigation will take or its ultimate outcome, and therefore are unable to determine whether the results of the investigation will have a material adverse impact on our results of operations and financial position.

We will need to raise additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We estimate that as of March 31, 2006, our then existing cash reserves, should be sufficient to finance our operations at current and projected levels of development and general corporate activity approximately through the fourth quarter 2007. We can offer no assurance that we will be able to generate revenues from product sales in the near term or in the future, at a rate sufficient to fund our operations. Even though we were successful in raising additional capital in January 2006, we will need additional future financing depending on a number of factors, including, but not limited to, the following:

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

We do not have the internal infrastructure to conduct clinical trial management or certain other aspects of clinical testing ourselves. As of March 31, 2006, we had 96 full-time employees. On April 28, 2006, we reduced our workforce by a total of 22 employees (approximately 23%) consisting of 20 employees from our research and development groups and 2 employees from the administrative group. We rely on third parties to perform a variety of functions with respect to the clinical development of our drug product candidates, including clinical trial management. If we develop additional drug product candidates with commercial potential, we may have to either hire additional personnel skilled in clinical testing or engage third parties to perform such services.

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

We have no experience in sales, marketing, or distribution. To date, our focus has been on research and development, and we currently do not have internal sales, marketing, or distribution resources. If we receive the required regulatory approvals, we could elect to market and sell our drug product candidates through distribution, co-marketing, co-promotion, or licensing arrangements with third parties, as we have elected to do with our non-drug NeoPhectin™ products, which are being sold through one independent distributor in addition to direct sales to customers. If we elect to market our drug product candidates directly, significant additional expenditures and management resources will be required to develop an internal marketing or sales force. We have no experience in establishing or maintaining an effective sales or marketing effort. If we decide to perform sales and marketing activities ourselves, we could face a number of additional risks, including, but not limited to:

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

Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing, and other aspects of our business.

As of March 31 2006, management concluded that a control deficiency with respect to the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options constituted a material weakness in internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  This control deficiency resulted in an adjustment to the unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2006 affecting derivative financial instruments and change in fair value of derivative financial instruments.

Management is in the process of reviewing and, as necessary, revising its policies and procedures with respect to its controls over the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options to ensure that all reasonable steps will be taken to correct this material weakness.  The deficiency will not be considered remediated until the new internal controls are operational for a period of time and are tested, and management has concluded that the controls are operating effectively.  Until it is remediated, the identified control deficiency could result in a misstatement in the derivative financial instruments and change in fair value of derivative financial instruments balances that would not be prevented or detected.  While management believes it has or will take the appropriate steps to remediate this control deficiency, we may not be able to remediate the identified control deficiency prior to management’s assessment and the audit of our assessment as of December 31, 2006.  A failure on our part to properly remediate the control deficiency could materially and adversely affect our business, our financial condition and the market value of our securities.  In addition, our ability to obtain additional financing could be materially or adversely affected.

Internal control over financial reporting can provide only reasonable and not absolute assurance that deficiencies or weaknesses are identified. Additionally, potential control deficiencies that are not yet identified could emerge and internal controls that are currently deemed to be in place and operating effectively are subject to the risk that those controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Identification and corrections of these types of potential control deficiencies could have a material impact on our business, financial position, results of operations, and disclosures.

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

NEOPHARM, INC.
Date: May 15, 2006	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)