Form 10-Q
period 2006-06-30
NEOPHARM INC
filed 2006-08-09
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☒             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No  ☒

As of July 31, 2006, the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	27,877,247

NEOPHARM, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,140,021	$1,486,172
Short-term investments	47,441,193	28,776,020
Trade accounts receivable, net	4,025	1,285
Inventories	4,950	5,677
Prepaid expenses	392,595	727,432
Other receivables	16,226	155
Total current assets	50,999,010	30,996,741
Fixed assets, net	1,753,802	2,157,507
Other assets	213,271	215,737
Total assets	$52,966,083	$33,369,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Obligations under capital lease	$28,954	$—
Accounts payable	1,002,138	683,168
Accrued clinical trial expense	3,591,746	5,369,507
Accrued compensation	1,635,259	1,888,534
Other accrued expenses	1,213,024	1,447,265
Derivative financial instruments	23,880	—
Deferred and unearned revenue	500	—
Total current liabilities	7,495,501	9,388,474

Obligations under capital lease	120,619	—
Deferred revenue	2,000,000	2,000,000
Deferred rent	48,714	36,187
Derivative financial instruments	457,158	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 27,877,247 and 23,740,051 shares issued and outstanding, respectively	5,981	5,092
Additional paid-in capital	288,333,183	249,964,947
Accumulated deficit	(245,495,073)	(228,024,715)
Total stockholders’ equity	42,844,091	21,945,324
Total liabilities and stockholders’ equity	$52,966,083	$33,369,985

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Collaboration revenue	$—	$435,000	$—	$500,000
Product revenue	8,670	19,600	10,280	25,900
Total revenue	8,670	454,600	10,280	525,900

Expenses:
Cost of product revenue	657	1,060	727	1,350
Research and development	6,037,143	7,960,917	11,880,902	16,034,678
Selling, general, and administrative	4,495,843	3,051,288	7,541,399	6,284,597
Change in fair value of derivative financial instruments	(627,545)	—	(1,170,673)	—
Employee termination costs	570,253	—	570,253	—
Recovery of note receivable	—	(2,500,000)	—	(2,500,000)
Total expenses	10,476,351	8,513,265	18,822,608	19,820,625
Loss from operations	(10,467,681)	(8,058,665)	(18,812,328)	(19,294,725)

Interest income, net	676,284	401,364	1,341,970	773,151
Net loss	$(9,791,397)	$(7,657,301)	$(17,470,358)	$(18,521,574)
Net loss per share —
Basic and diluted	$(0.35)	$(0.32)	$(0.63)	$(0.79)
Weighted average shares outstanding —
Basic and diluted	27,798,475	23,561,539	27,559,480	23,515,755

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(17,470,358)	$(18,521,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	676,404	680,095
Stock-based compensation expense	1,036,223	361,779
Change in fair value of derivative financial instruments	(1,170,673)	—
Loss on retirement of equipment and furniture	8,541	4,963
Changes in assets and liabilities:
Decrease in current assets	301,580	212,533
Decrease in other assets	2,466	—
Decrease in other current liabilities	(1,946,307)	(248,877)
Increase in deferred and unearned revenue	500	2,000,000
Increase in deferred rent	12,527	—
Net cash and cash equivalents used in operating activities	(18,549,097)	(15,511,081)

Cash flows from investing activities:
Proceeds from sales of marketable securities	22,150,000	19,500,000
Purchase of marketable securities	(40,800,000)	(56,050,000)
Purchase of equipment and furniture	(120,145)	(69,680)

Net cash and cash equivalents used in investing activities	(18,770,145)	(36,619,680)

Cash flows from financing activities:
Proceeds from issuance of common stock	38,731,386	—
Proceeds from exercise of stock options	253,227	778,925
Repayment of capital lease obligation	(11,522)	—
Net cash and cash equivalents provided by financing activities	38,973,091	778,925

Net increase /(decrease) in cash and cash equivalents	1,653,849	(51,291,827)
Cash and cash equivalents, beginning of period	1,486,172	52,736,320
Cash and cash equivalents, end of period	$3,140,021	$1,444,493

Supplemental disclosure of cash paid for:
Interest	$4,239	$—
Income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities:

During the six months ended June 30, 2006, the Company entered into a capital lease obligation for office equipment of $161,095.

During the six months ended June 30, 2005, the Company issued 23,692 shares of the Company’s common stock in satisfaction of a liability in the amount of $188,353.

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 Basis of Presentation

The financial information herein is unaudited.  The balance sheet as of December 31, 2005 is derived from audited financial statements.

The accompanying unaudited condensed consolidated financial statements of NEOPHARM, Inc. and subsidiary (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2006 and the results of its  operations for the three and six months ended June 30, 2006 and 2005, and their cash flows for the six months ended June 30, 2006 and 2005.  The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of operating results for fiscal 2006 or future interim periods.

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Certain amounts in 2005 have been reclassified to conform to the current year presentation.  In particular, the Company classifies investments in auction rate certificates as short-term investments, which had previously been classified as a cash equivalent.  This reclassification affected the classification of cash flows from investing activities on the Consolidated Statements of Cash Flows for the six months ended June 30, 2005 which reflects purchases of marketable securities of $56,050,000 and proceeds from sales of marketable securities of $19,500,000, related to the auction rate certificates.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the recognition of compensation expense related to the fair value of the Company’s stock-based compensation awards effective January 1, 2006.  Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to directors, officers, and employees, using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, compensation expense is measured on the date of grant if the current market price of the underlying stock exceeded the exercise price or when the number of shares and exercise price are known if both are not determinable at the date of grant.  Compensation expense for fixed stock options was recognized ratably over the vesting period.  SFAS 123 established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans.  As allowed by SFAS 123, the Company elected to apply the intrinsic value method of accounting described above, and only adopted the disclosure requirements of SFAS 123.

The Company adopted SFAS No. 123R using the modified prospective method.  Under this transition method, compensation cost recognized in the 2006 condensed consolidated statements of operations includes: a) compensation cost for the fair value of the remaining portion of the requisite service period for all share-based awards granted prior to, but not vested as of January 1, 2006, and b) compensation cost for the fair value for all share-based awards granted or modified subsequent to January 1, 2006.  In conjunction with the adoption of SFAS No. 123R, the Company has adopted a policy of recognizing compensation cost on a straight-line basis.  Under the pro forma disclosure requirements of SFAS No. 123, in prior periods, the Company recognized costs on a straight-line basis and considered the effect of forfeitures in the period an award was cancelled.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after

September 15, 2006 with earlier application allowed. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  This interpretation is effective for fiscal years beginning after December 15, 2006 and clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Note 2 Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator:
Net loss	$(9,791,397)	$(7,657,301)	$(17,470,358)	$(18,521,574)

Denominator:
Weighted average shares outstanding	27,798,475	23,561,539	27,559,480	23,515,755

Loss per share - basic and diluted	$(0.35)	$(0.32)	$(0.63)	$(0.79)

Potential common share equivalents:
Stock options	3,867,619	3,470,759	3,867,619	3,470,759

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

Note 3 Stock-based Compensation

The Company currently has a share-based payment plan in place, which is described below.  Amounts recognized in the condensed consolidated financial statements with respect to this plan are as follows:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Research and development	$220,415	$—	$387,602	$—
General and administrative	244,279	209,060	648,621	361,779

Total cost of share-based payment plans during the period	$464,694	$209,060	$1,036,223	$361,779

No amounts of share-based compensation cost have been capitalized into inventory or other assets during the three and six months ended June 30, 2006 or 2005.

Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic-value method of accounting for share-based compensation.  The following table illustrates the effect on net loss if the fair-value method of accounting, as prescribed by SFAS No. 123, had been applied:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(7,657,301)	$(18,521,574)

Add: stock-based compensation expense included in reported net loss	209,060	361,779

Less: total stock-based compensation expense determined under fair value based method for all awards	(406,185)	(606,854)

Pro forma net loss	$(7,854,426)	$(18,766,649)

Basic and diluted loss per common share
As reported	$(0.32)	$(0.79)
Pro forma	$(0.33)	$(0.80)

Until June 19, 2006, the Company maintained the 1998 Equity Incentive Plan (the “1998 Plan”), which replaced all prior equity incentive plans.  The 1998 Plan, provided for the grant of awards (options, nonvested stock, performance units or performance shares) to employees, directors, and consultants to acquire up to 4,600,000 shares of the Company’s common stock.  Option awards were generally granted with an exercise price equal to the closing price of the Company’s common stock at the date of grant, but may have been granted with an exercise price of not less than 85% of the fair market value of the Company’s common stock.  Option awards typically vested based upon continuous service in increments of 25% of the total grant on the first four anniversaries of the original grant and are exercisable as the options vest.  Option awards typically have 10-year contractual terms.  Nonvested stock awards granted to non-employee directors of the Company typically vested after a service period of 1 year.  Option and nonvested stock awards provide for accelerated vesting if there is a change in control (as defined in the 1998 Plan).  Although the 1998 Plan provided for the grant of performance units and performance shares, the Company did not grant these types of awards.

On April 26, 2006, the Board of Directors of the Company adopted the NEOPHARM, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) which was approved by the stockholders at the 2006 Annual Meeting on June 19, 2006.  No further awards will be made under the 1998 Plan.  The 2006 Plan provides for the grant of awards (options, nonvested stock, performance units or performance shares) to employees, directors and consultants to acquire up to 1,000,000 shares of the Company’s common stock.  No more than 500,000 shares of common stock may be issued as restricted stock awards or as bonus stock awards.  Option awards are generally granted with an exercise price equal to the mean between the lowest and highest reported sale prices of the Company’s common stock on the date of grant, but shall not be granted with an exercise price of less than 85% of the fair market value of the Company’s common stock at the date of grant.  Option awards typically vest based upon continuous service in increments of 25% of the total grant on the first four anniversaries of the original grant and are exercisable as the options vest, subject to the Company’s policies in effect from time to time concerning transactions by employees in the Company’s securities. Option awards typically have a 10-year contractual term.  Nonvested stock awards are granted to non-employee directors of the Company and typically vest after a service period of 1 year.  Option and nonvested stock awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan).  Although the 2006 Plan provides for the grant of performance units and performance shares, the Company has not made grants of these types of awards.  As of June 30, 2006, 941,917 shares were available for issuance under the 2006 Plan.

On June 19, 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan (the “Purchase Plan”) in which eligible employees of the Company may purchase shares of common stock at quarterly intervals, through payroll deductions. The purchase price per share is 85% of the closing price of the common stock on (i) the first business day of the plan period or (ii) the purchase date, whichever closing price is less. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after or prior to purchase the employee owns 5% or more of the total combined voting power or value of the Company’s common stock.   The Purchase Plan allows for the purchase of an aggregate of 100,000 shares of common stock by eligible employees.  Each year the Company will make offerings to employees to purchase shares of common stock under the Purchase Plan.  16,163 shares were purchased on June 30, 2006, resulting in compensation expense of $12,922 during the three months ended June 30, 2006.  As of June 30, 2006, approximately 83,837 shares were available for issuance under the Purchase Plan.

The following is a summary of activity relating to option awards to employees during the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - beginning of year	3,571,132	$13.07
Granted	317,400	$11.90
Exercised	—	$0.00
Forfeited/expired/cancelled	(216,988)	$9.60

Outstanding - end of period	3,671,544	$13.18	4.26	$283,511

Exercisable - end of period	2,724,648	$14.44	2.51	$283,511

Weighted-average fair value of options granted during the period		$7.76

No options were granted to non-employee directors during the six months ended June 30, 2006.

As of June 30, 2006, the Company expects to recognize approximately $4.4 million of unrecognized compensation cost related to stock options over a weighted-average period of 2.1 years.

During the six months ended June 30, 2005, the Company granted 516,085 options with a weighted average grant date fair value of $7.12.  211,512 options were exercised during the six months ended June 30, 2005 with an aggregate intrinsic value of approximately $1,416,471.

In June 2005, the Company granted 36,010 shares of nonvested common stock to non-employee directors of the Company with a weighted average grant date fair value of $9.76.  On June 16, 2006, all 36,010 shares vested.  On June 19, 2006, 58,083 nonvested shares of common stock were granted to non-employee directors of the Company with a weighted average grant fair value of $6.37.  As of June 30, 2006, there were 58,083 nonvested shares outstanding, with $357,825 of remaining unrecognized compensation expense to be recognized over a weighted average period of 11.6 months.

Through 2000, the Company granted option awards to certain non-employees.  Upon the adoption of SFAS No. 123R, these awards were required to be classified as a liability and are subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  See Note 9, Derivative Financial Instruments.

Valuation Information

The Company estimated the fair value of stock options using the Black-Scholes option-pricing model.  This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate.  The weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2006 were $3.93 and $7.76 per share, respectively, using the Black Scholes model with the following weighted-average assumptions:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Expected volatility	71.0%	71.31%
Risk-free interest rate	4.97%	4.42%
Expected term (in years)	6.25	6.25
Expected dividend yield	0.0%	0.0%

The Company based the calculation of expected volatility on the historic volatility of the Company’s common stock.  The Company based the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of option grant, and the expected term of options was determined using the SAB 107 “Safe Harbor.”  Assumptions used in the Black-Scholes option-pricing model for calculating the weighted average fair value of $5.73 for options granted in fiscal year 2005 were as follows: expected volatility was 70.46%, weighted average risk-free interest rate was 4.25%, weighted average expected term was 6.25 years, and expected dividend yield was 0.0%.

Note 4 Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included with cash are cash equivalents of $741,507 and $104,305 as of June 30, 2006 and December 31, 2005, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Note 5 Short-term Investments

Short-term investments represent investments in auction rate certificates and have been classified as available-for-sale. Short-term investments as of June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
State government agencies	$47,350,000	$28,700,000
Total	$47,350,000	$28,700,000

Included with the carrying value of the investments is accrued interest income receivable of $91,193 and $76,020 as of June 30, 2006 and December 31, 2005, respectively.

Short-term investments are stated at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 35 days. As of June 30, 2006, the Company’s investments in auction rate certificates have contractual maturities of greater than ten years. Despite the long-term nature of their stated contractual maturities, the Company has demonstrated the ability to liquidate these securities as needed. Accordingly, as these securities represent the investment of cash, which is available for operations, they have been classified as a current asset on the accompanying Condensed Consolidated Balance Sheets.

Note 6 Inventory

Inventory is comprised solely of finished goods associated with NeoPhectin™ and is stated at the lower of cost or market, as determined by the first in, first out method (“FIFO”).  Inventory cost consists of direct material and direct labor costs.  Since products are currently produced in the Company’s research and development facilities, the Company has not allocated any overhead costs as a product cost.  Application of overhead as a product cost is not material.

Inventory at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005

Finished goods on hand	$4,911	$5,677
Inventory subject to return	39	—

	$4,950	$5,677

Inventory subject to return represents NeoPhectin™ products shipped to wholesale customers that have not been recognized as revenue.

Note 7 Fixed Assets

Fixed assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the disposition takes place. Total depreciation and amortization expense for the three and six months ended June 30, 2006 was $341,932 and $676,404, respectively.  Total depreciation and amortization expense for the three and six months ended June 30, 2005 was $342,267 and $680,095, respectively.  During the six months ended June 30, 2006, the Company acquired office equipment under a 5-year capital lease for $161,095.

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

Note 8 Capital Lease

Minimum future lease payments under capital lease as of June 30, 2006 for each of the next five years and in the aggregate are as follows:

For the period July 1, 2006 through December 31, 2006	$18,912
For the year ending December 31, 2007	$37,824
For the year ending December 31, 2008	$37,824
For the year ending December 31, 2009	$37,824
For the year ending December 31, 2010	$37,824
Subsequent to 2010	$3,152

Total minimum lease payments	$173,360
Less amount representing interest	23,787
Present value of minimum lease payments	$149,573

Note 9 Derivative Financial Instruments

Through 2000, the Company granted common stock options to certain non-employees, as compensation associated with research and development activities.  As of January 1, 2006, the effective date of SFAS No. 123R, options granted to certain non-employees, to purchase 234,025 shares of the Company’s common stock, were fully vested and unexercised.  Upon adoption of SFAS No. 123R, these non-employee common stock options were required to be classified as a liability and became subject to the provisions of SFAS No. 133, which requires these non-employee options to be accounted for as a derivative instrument.

As of January 1, 2006, the Company calculated the estimated fair value of the options outstanding granted to non-employees to be $1,651,711 and reclassified this amount from additional paid-in-capital to a liability.  The estimated fair value of the non-employee options is remeasured each reporting period and the change in estimated fair value is recorded as a component of loss from operations in the accompanying condensed consolidated statements of operations.  Accordingly, as of March 31, 2006, the Company remeasured and calculated the estimated fair value of the outstanding non-employee options to be $1,108,583 and recorded the change in fair value of $543,128.  As of June 30, 2006, 196,075 options remained outstanding and the Company remeasured and calculated the estimated fair value of these outstanding non-employee options to be $481,038 and recorded the change in fair value of $627,545.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the non-employee option grants.  As of June 30, 2006, the remaining contractual terms of the outstanding non-employee options granted ranged from 1.5 months to 42.8 months.  Other option pricing model inputs were determined based upon the remaining contractual terms of the non-employee options at the date of measurement for initial classification as a liability as of January 1, 2006 and the remeasurement of estimated fair value as of each reporting period.

Note 10 Employee Termination Costs

The Company reduced its workforce by a total of 22 employees in April 2006, consisting of 20 employees from its research and development groups and 2 employees from the administrative group.  Terminated employees were eligible to receive up to three months severance, 50% payout of the 2006 bonus plan, two months of medical insurance coverage as well as outplacement services.  All $570,253 of employee termination costs were expensed during the three months ended June 30, 2006.  $43,194 of employee termination costs accrued during the three months ended June 30, 2006 remained unpaid as of June 30, 2006.  The Company anticipates the remaining accrual to be paid during the third quarter of 2006.

Note 11 Stockholders’ Equity

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

Note 12 Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

For product sales not subject to unconditional rights of return, the Company recognizes revenue upon shipment as title and risk of loss has passed to the customer. For product sales subject to unconditional rights of return, the Company recognizes revenue upon shipment when it can reasonably estimate the level of returns at the time of shipment. Given the limited sales history of its products, the Company is currently unable to reasonably estimate the level of returns at the time of shipment. Accordingly, revenue related to shipments to distributors that have been granted an unconditional right of return is currently being recognized when the right of return has expired, which occurs upon the earlier of shipment of the product by the distributor to an end user or expiration of the right of return, which is 60-180 days depending upon the distributor. The Company warrants its products in a manner consistent with industry standards and has not incurred any warranty costs related to the sale of NeoPhectin™.

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

Note 13 Commitments

On June 7, 2006, Mr. Lawrence A. Kenyon notified the Company that he would resign as the Company’s Executive Vice President, Chief Financial Officer and Secretary, effective as of August 31, 2006. On June 13, 2006, the Company entered into a separation agreement and release of all claims (the “Separation Agreement”) with Mr. Kenyon.  Pursuant to the Separation Agreement, which is scheduled to take effect upon Mr. Kenyon’s termination of employment with the Company on August 31, 2006, for a period of nine (9) months after the effective date of the Separation Agreement, Mr. Kenyon will be eligible to receive salary continuation based upon his current monthly salary of $17,500, payment or reimbursement for medical and dental coverage for Mr. Kenyon and his family, and options previously granted to Mr. Kenyon will continue to vest. The salary continuation and other benefits are subject to forfeiture if Mr. Kenyon provides services to certain competing businesses without the Company’s consent.  In exchange for those benefits, and again for a period of nine (9) months after his resignation becomes effective, Mr. Kenyon will provide consulting services to the Company and has agreed to abide by certain non-compete, non-solicitation and confidentiality provisions.  The Separation Agreement also contains a mutual release of all claims by the parties.

On May 2, 2006, Dr. Imran Ahmad resigned as the Company’s Executive Vice President and Chief Scientific Officer.  Upon his resignation, in accordance with the terms of his offer letter, dated June 12, 2000, Dr. Ahmad began receiving twelve months salary continuance based upon his monthly salary of $18,917 in effect as of the date of his resignation.  Additionally, the Company agreed to pay $20,000 of his 2006 bonus.

Note 14 Contingencies

The Company has been named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, the Chairman of the Company, James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division. On September 16, 2002, a consolidated amended complaint was filed against the Company in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s former Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. On November 4, 2002, the Company moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to again make Dr. Kapoor a defendant, and realleges that certain pre-class period statements are actionable. The motion for summary adjudication asks the Court to rule that certain statements made in the arbitration award between the Company and Pharmacia (now Pfizer) be deemed facts established in this proceeding. The Company filed oppositions to both motions. The Court has not yet ruled on the motions. No trial date has been set and discovery is ongoing.  The Company intends to vigorously defend each and every claim in the Class Action Suits. Management is unable to estimate the potential outcome or a range of possible losses, if any. In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

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

Note 15 Subsequent Event

On August 8, 2006 the Company announced Ronald E. Pauli  will join the Company on August 28, 2006 as an Executive Vice President, and will assume the position of Chief Financial Officer and Corporate Secretary, effective September 1, 2006.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements made by NEOPHARM, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, recruitment of patients, production and marketing of the Company’s drug candidates, including, but not limited to IL13-PE38QQR (“CINTREDEKIN BESUDOTOX” ), including the PRECISE trial, the possible filing of a Biologics License Application (“BLA”) for approval of CINTREDEKIN BESUDOTOX from the FDA, the marketing of non-drug products such as NeoPhectin™ and NeoPhectin-AT™, the performance of third party contractors, uncertainty regarding the outcome of class action litigation against the Company, resolution of the ongoing SEC investigation, unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates that could slow or prevent products coming to market, the uncertainty of patent protection for the Company’s intellectual property or trade secrets, the ability of the Company to raise additional funds on terms acceptable to the Company and other factors referenced under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in Item 1A, “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers. Our corporate strategy is to become a leader in the research, development, and commercialization of new and innovative anti-cancer treatments. As of June 30, 2006, we had 70 full time employees and conducted operations at two locations.  We are currently consolidating our operations to our corporate headquarters in Waukegan, Illinois.

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

In the quarter ended June 30, 2006, management’s efforts were primarily devoted to developing a commercial strategy for CINTREDEKIN BESUDOTOX, preparing for a potential submission of a BLA for CINTREDEKIN BESUDOTOX, planning the further development of our NeoLipid® liposomal drug product candidates and reducing expenses in an effort to conserve the amount of cash used in operations.

We completed patient enrollment in the Phase III PRECISE clinical trial for CINTREDEKIN BESUDOTOX in December 2005.  In June 2006, the independent Data Monitoring Committee (“iDMC”) for the PRECISE trial met, analyzed, and reviewed the data for the PRECISE trial interim efficacy analysis after 160 patient deaths, and recommended that the PRECISE trial continue to the final efficacy analysis at 215 deaths.  The final efficacy analysis is the next milestone for PRECISE and is currently expected to occur in the first quarter of 2007.  We are currently preparing to submit the BLA to FDA to seek marketing approval of CINTREDEKIN BESUDOTOX, in the event that the PRECISE trial achieves its endpoint of a statistically significant improvement in overall survival compared to Gliadel®.  However, there can be no assurance that the PRECISE trial will meet its endpoint in the time anticipated, that the FDA will approve the BLA or that the FDA will not require additional data or testing.  Additionally, enrollment has now been completed, pending drug safety assessment, in our Phase I clinical trial of CINTREDEKIN BESUDOTOX for malignant glioma patients at initial diagnosis.

In April 2006, we reprioritized our NeoLipid® platform and strategy to focus our development efforts on the two most promising drug product candidates in the platform, LEP-ETU and LE-SN38.  During the second quarter of 2006, we initiated enrollment in a Phase II clinical trial for LE-SN38 in metastatic colorectal cancer patients.  Additionally, we are preparing our LEP-ETU Phase III clinical trial plans for review by the FDA later this year.  Pre-clinical work continues on our earlier stage liposomal formulations of the anti-cancer agents docetaxel and gemcitabine, while the LErafAON program is on hold pending analysis of the data gathered in Phase I.

In April 2006, in an effort to further reduce our operating expenses, we completed a reduction in workforce of approximately 23% that is expected to reduce our payroll costs in the second half of 2006.  It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in early stage, or Phase I, clinical development, as well as the estimated date such drug product candidates would be available for sale, if approved by the FDA. A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Because our lead product candidate, CINTREDEKIN BESUDOTOX, has now completed enrollment in the Phase III PRECISE study, we estimate that we will incur further direct expenses of approximately $2 million to close out the study. Additional clinical trial expenses are expected to be incurred for CINTREDEKIN BESUDOTOX as we conduct other clinical trials to investigate its potential use in other forms and stages of malignant glioma, in addition to recurrent glioblastoma multiforme. We also expect to incur additional expenses related to the preparation of the CINTREDEKIN BESUDOTOX BLA submission.

The table below includes a summary of identified direct project costs incurred to date for our clinical research and development projects. Generally, identified project costs include expenses incurred specifically for clinical trials and pre-clinical studies we conduct, and exclude expenses incurred for salaries paid to our professional staff, overhead expenses for our former Lake Forest facility and our current Waukegan facility and general laboratory supplies used in our research, which are included with non-project specific.

Research Project	Total Direct Costs Incurred in Current Quarter	Total Direct Costs Incurred Year to Date	Total Direct Costs Incurred Since Beginning of Project
CINTREDEKIN BESUDOTOX	$3,530,580	$5,677,393	$60,402,459
LEP-ETU	30,514	615,239	7,322,209
LE-SN38	86,425	121,819	5,095,527
LErafAON	24,140	79,235	7,816,917
Non-project specific	2,365,484	5,387,216	N/A
Total research and development expenses	$6,037,143	$11,880,902	N/A

Results of Operations — Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005.

The Company recorded product revenue of $8,670 for the three months ended June 30, 2006 as compared to $19,600 for the three months ended June 30, 2005.  The sole source of product revenue in both periods was from sales of NeoPhectin™ and NeoPhectin-AT™.  During the three month period ended June 30, 2005, we also recognized $435,000 of revenue from collaboration fees received in 2005.

Generally, the results of operations for the three months ended June 30, 2006 reflect the effects of the completion of enrollment in the PRECISE trial in the fourth quarter of 2005 and our efforts to begin developing a strategy to commercialize CINTREDEKIN BESUDOTOX in the event it is approved.  Accordingly, the mix in expenses has begun to change which reflects our transition into a fully integrated biopharmaceutical company in the process of preparing for the potential commercial launch of its first product.

Research and development expense for the three months ended June 30, 2006 decreased by approximately $1.9 million as compared to the same period in 2005. The decrease in research and development expenses was primarily related to the completion of patient enrollment in the PRECISE trial in December 2005.

Selling, general, and administrative expenses were approximately $4.5 million for the three months ended June 30, 2006 and approximately $3.1 million for the three months ended June 30, 2005.  Commercial operation expenses increased by approximately $1.0 million during the three months ended June 30, 2006 compared to the prior year, as we began to develop our commercialization strategy for CINTREDEKIN BESUDOTOX. Compensation expense for the three months ended June 30, 2006 increased by approximately $0.4 million as compared to the three months ended June 30, 2005 as a result of accruing termination benefits due to the announced resignation of our CFO, Mr. Lawrence A. Kenyon in June 2006 and our Chief Scientific Officer, Dr. Imran Ahmad, in May 2006.

The Company recorded a benefit of $0.6 million relating to the change in the estimated fair value of derivative financial instruments for the three months ended June 30, 2006 as a result of the requirements to account for options previously granted to non-employees as derivative financial instruments upon the adoption of SFAS No. 123R.

Approximately $0.6 million in employee termination costs were incurred during the three months ended June 30, 2006 as a result of a workforce reduction completed in April 2006.  A total of 22 employees were terminated, including 20 employees in our research and development groups and 2 employees from our selling, general and administrative group.  We expect to incur no additional employee termination costs for this workforce reduction.

On May 16, 2005, we accepted $2.5 million as payment in full for all outstanding principal and interest due and owing on a promissory note that we had previously determined to be impaired.  As a result of the payment, we recorded a $2.5 million benefit as Recovery of Note Receivable during the three months ended June 30, 2005.

The Company generated interest income on cash and investments of approximately $0.6 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively.  The increase in interest income during the period was primarily due to an increase in average cash and short-term investment balances as a result of the public stock offering completed in January 2006, in addition to increases in short-term interest rates.

Results of Operations — Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005.

The Company recorded product revenue of $10,280 for the six months ended June 30, 2006 as compared to $25,900 for the six months ended June 30, 2005.  The sole source of product revenue in both periods was from sales of NeoPhectin™ and NeoPhectin-AT™.  During the six month period ended June 30, 2005, we also recognized $500,000 of revenue from collaboration fees received in 2005.

Generally, the results of operations for the six months ended June 30, 2006 reflect the effects of the completion of enrollment in the PRECISE trial in the fourth quarter of 2005 and our efforts to begin developing a strategy to commercialize CINTREDEKIN BESUDOTOX in the event it is approved.  Accordingly, the mix in expenses has begun to change which reflects our transition into a fully integrated biopharmaceutical company in the process of preparing for the potential commercial launch of its first product.

Research and development expense for the six months ended June 30, 2006 decreased by approximately $4.2 million as compared to the same period in 2005. The decrease in research and development expenses was primarily related to the completion of patient enrollment in the PRECISE trial in December 2005.

Selling, general, and administrative expenses were approximately $7.5 million for the six months ended June 30, 2006 and approximately $6.3 million for the six months ended June 30, 2005.  Commercial operation expenses increased by approximately $1.5 million, during the six months ended June 30, 2006 compared to the prior year, as we began to develop a commercialization strategy for CINTREDEKIN BESUDOTOX.  Stock based compensation expense associated with options granted to employees increased approximately $0.3 million as a result of the Company’s adoption of SFAS No. 123R in 2006.  In addition, the Company incurred approximately $0.5 million in product licensing milestone expenses during the six months ended June 30, 2005 that were not incurred during the six months ended June 30, 2006.

The Company recorded a benefit of $1.2 million relating to the change in the estimated fair value of derivative financial instruments for the six months ended June 30, 2006 as a result of the requirements to account for options previously granted to non-employees as derivative financial instruments upon the adoption of SFAS No. 123R.

Approximately $0.6 million in employee termination costs were incurred during the six months ended June 30, 2006 as a result of a workforce reduction completed in April 2006.  A total of 22 employees were terminated, including 20 employees in our research and development groups and 2 employees from our selling, general and administrative group.  We expect to incur no additional employee termination costs for this workforce reduction.

On May 16, 2005, we accepted $2.5 million as payment in full for all outstanding principal and interest due and owing on a promissory note that we had previously determined to be impaired.  As a result of the payment, we recorded a $2.5 million benefit as Recovery of Note Receivable during the six months ended June 30, 2005.

The Company generated interest income on cash and investments of approximately $1.3 million and $0.8 million for the six months ended June 30, 2006 and 2005, respectively.  The increase in interest income during the period was primarily due to an increase in average cash and short-term investment balances as a result of the public stock offering completed in January 2006, in addition to increases in short-term interest rates.

Liquidity and Capital Resources

Our primary source of cash has been proceeds from issuance of equity securities.

In 2005, we reclassified all auction rate certificates to short-term investments. We believe the structural features of the auction rate certificates, now classified as short-term investments, provide the Company with liquidity characteristics similar to cash equivalents.

As of June 30, 2006, we had approximately $3.1 million in cash and cash equivalents and $47.4 million in short-term investments. We currently believe that our cash, cash equivalents and short-term investments on hand at June 30, 2006 can support our activities into 2008 at current and projected levels of development and general corporate activity.  This estimate reflects the effects of the NeoLipid® platform reprioritization that is expected to result in a reduction in research costs, and also included a workforce reduction.

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

The following table summarizes our estimated contractual obligations as of June 30, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$760,264	$422,858	$335,358	$2,048	$—
Capital lease	173,360	37,824	75,648	59,888	—
Clinical trial monitoring (CRO) agreements (1)	564,076	564,076	—	—	—
License agreements—milestone based payments (2)	2,050,000	300,000	900,000	—	850,000
Total	$3,547,700	$1,324,758	$1,311,006	$61,936	$850,000

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, we measure stock-based compensation cost at the grant date based upon the fair value of the award and recognize the cost of awards that are expected to ultimately vest as expense over the requisite service period. Management judgment and the use of estimates are required in determining the inputs to an option pricing model used to estimate fair value of stock-based awards. Management judgment and the use of estimates are also required in estimating the number of stock-based awards that will ultimately vest. Additionally, management judgment and the use of estimates may be required in determining the requisite service period over which to recognize the compensation cost as expense.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2006, we were exposed to market risks, primarily changes in U.S. interest rates. As of June 30, 2006, we held total cash and cash equivalents of $3,140,021 and short-term investments in auction rate certificates of $47,441,193.  All cash equivalents have a maturity less than 90 days. Declines in interest rates over time will reduce our interest income from our investments. Based upon our balance of cash, cash equivalents and short-term investments as of June 30, 2006, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $506,000.

Item 4 — Controls and Procedures

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, have concluded, as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, accumulated, communicated and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In May 2006, management concluded that a control deficiency with respect to the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options constituted a material weakness in internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  This control deficiency resulted in an adjustment to the unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2006 affecting derivative financial instruments and the change in fair value of derivative financial instruments.

Management has revised its policies and procedures with respect to its controls over the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options to ensure that all reasonable steps will be taken to correct this material weakness.  As part of the remediation process, additional reviews and controls were implemented by management over the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options. The deficiency will not be considered remediated until the new internal controls are operational for a period of time and are tested and management has concluded that the controls are operating effectively. Until it is remediated, the identified control deficiency could result in a misstatement in the derivative financial instruments and the change in fair value of derivative financial instruments balances that would not be prevented or detected.

There have been no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2006, other than controls established to remediate the identified material weakness described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company has been named in several putative class action lawsuits (the “Class Action Suits”) each of which alleges various violations of the federal securities laws in connection with the Company’s public statements during the period from September 25, 2000 through April 19, 2002 as they relate to the Company’s LEP drug product candidate. The original lawsuits also named as individual defendants John N. Kapoor, the Chairman of the Company, James M. Hussey, the Company’s former President and CEO, and Dr. Aquilur Rahman, a former director and executive officer of the Company. The first of these Class Action Suits was filed on April 26, 2002 and all of the Class Action Suits have been filed in the United States District Court for the Northern District of Illinois, Eastern Division.  On September 16, 2002, a consolidated amended complaint was filed against the Company in this matter. The amended complaint shortened the class period to October 31, 2001 through April 19, 2002, removed Dr. Rahman as a defendant, and added Dr. Imran Ahmad, the Company’s former Chief Scientific Officer and Executive Vice President of Research and Development, as a defendant. On November 4, 2002, the Company moved to have the complaint dismissed. The Company’s motion to dismiss was granted in part and denied in part in February 2003. Dr. Kapoor was dismissed from the lawsuit at that time. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to again make Dr. Kapoor a defendant, and realleges that certain pre-class period statements are actionable. The motion for summary adjudication asks the Court to rule that certain statements made in the arbitration award between the Company and Pharmacia (now Pfizer) be deemed facts established in this proceeding. The Company filed oppositions to both motions. The Court has not yet ruled on the motions. No trial date has been set and discovery is ongoing.  The Company intends to vigorously defend each and every claim in the Class Action Suits. Management is unable to estimate the potential outcome or a range of possible losses, if any. In addition, the Company maintains insurance coverage to mitigate the financial impact of any potential loss.

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

If we are unable to develop, obtain regulatory approvals for, and then market our drug product candidates, our business would be harmed.

The process for developing new therapeutic products is inherently long, complex, and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will eventually result in products that will receive regulatory approval and achieve market acceptance.

We currently have four drug product candidates in various stages of clinical development, although the clinical development program for one of these products is on hold pending our analysis of the data gathered in Phase I. Each candidate is the subject of an effective IND that we filed with FDA. The protocols for any clinical trials we perform under these INDs must have institutional review board (“IRB”) approval, and the trials must comply with FDA’s good clinical practices (“GCP”) and other regulations. There is no assurance that the clinical trials we may seek to conduct under these INDs will obtain IRB approval. There is also no assurance that FDA will allow us to continue the clinical trials that we have begun. FDA may suspend a clinical trial at any time if the agency believes that the patients participating in the study are or will be exposed to unacceptable health risks. FDA may also terminate an IND and require the sponsor to end all clinical trials under that IND, if it finds deficiencies in the IND or in the conduct of a trial under the IND.  An IRB also may suspend or terminate a clinical trial.  Some of our clinical trials are conducted in foreign countries, and the regulatory authorities of those countries have comparable authority to suspend and terminate clinical trials. Suspension or termination of the clinical trials of our drug product candidates could substantially delay or even prevent regulatory approval of the drug product candidates.  There is no guarantee that clinical studies, if performed, will demonstrate the safety and efficacy of any drug product candidate we have in development.

Sales of our drug product candidates will be subject to pre-market approval requirements in the United States and in other countries. These requirements vary widely from country to country.  We cannot assure you that we will receive approval to market any of our drug product candidates in any country, or that any approval we obtain will be on commercially viable terms. We have yet to submit an application for marketing approval for any of the drug product candidates we currently have under development. We cannot predict with certainty if or when we might submit any of these drug product candidates for regulatory review. We cannot assure you that once we submit a drug product candidate for review, FDA or any other regulatory agency will approve that product on a timely basis or at all.

Approval of our drug product candidates in the United States or a foreign country may depend on our agreement to perform burdensome and expensive post-marketing studies or our agreement to a burdensome risk management plan that could interfere with physician and patient acceptance of our product. We cannot assure you that we will agree to perform such additional studies or to accept such a risk management plan. If we agree to perform post-market studies and then fail to conduct those studies with due diligence, or if those studies fail to verify the product’s clinical benefit, FDA may withdraw its approval of the product.  FDA may also withdraw its approval of the product if it determines, based on other information, that the product does not present an acceptable balance of benefits and risks

If FDA or a foreign regulatory authority approves one of our drug product candidates, we will need to manufacture, or contract with third parties to manufacture, a sufficient volume of that product to meet market demand. This will require accurate forecasting of market demand. There is no guarantee that we will accurately forecast the market demand for any of our drug product candidates or that there will be any market demand. There is also no assurance that we will be able to successfully manufacture, or find a third party to manufacture, adequate quantities of any of our drug product candidates to meet any market demand.

Our most advanced drug product candidate is CINTREDEKIN BESUDOTOX (IL13-PE38QQR), which we believe has potential to be used as a treatment for malignant glioma. In September 1997, we exclusively licensed worldwide rights to CINTREDEKIN BESUDOTOX from the NIH and FDA. Our Phase I clinical trials to date involving this drug product candidate have enrolled approximately 100 patients. On the basis of our preliminary Phase I clinical trial findings for this drug product candidate, we initiated the PRECISE trial, a pivotal Phase III multi-center, multi-national clinical trial that enrolled a total of 294 patients, of whom, in accordance with the trial protocol, approximately 196 patients were randomly selected to receive CINTREDEKIN BESUDOTOX. While a final efficacy analysis is currently expected early in 2007, there are no assurances that CINTREDEKIN BESUDOTOX will prove to be safe and effective or receive regulatory approval for any indication.

We also have three other drug product candidates in clinical development for the treatment of various cancers: LE-SN38, LEP-ETU, and LErafAON.  We have initiated enrollment, currently ongoing, in a Phase II clinical trial for LE-SN38.  We have completed two Phase I clinical trials and we are currently planning a Phase III clinical trial for LEP-ETU .  The LErafAON program is on hold pending our analysis of the data gathered in Phase I.  There are no assurances that any of these drug product candidates will proceed to the next phase of clinical development, or prove to be safe and effective, or that any of them will receive regulatory approval for the treatment of the indications which we may pursue.

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

We may suffer significant setbacks in our Phase III clinical trial of CINTREDEKIN BESUDOTOX (the PRECISE trial), even after achieving potentially promising results in earlier clinical trials.  In the fourth quarter of 2005, we completed enrollment in the PRECISE trial for patients suffering from first recurrent glioblastoma multiforme tumors. Patients in the PRECISE trial received treatment either with CINTREDEKIN BESUDOTOX or with Gliadel® Wafers, a product currently approved to treat this disease. The primary endpoint of the study is to determine if there is a statistically significant overall patient survival difference between patients treated with CINTREDEKIN BESUDOTOX and patients treated with Gliadel® Wafers. While the final efficacy analysis for the PRECISE Trial is expected in early 2007, the results from this clinical trial may not demonstrate a statistically significant difference. If the results from the PRECISE trial do not demonstrate a statistically significant difference, FDA could determine that additional clinical trials are necessary, which could delay or even prevent approval and commercialization.

Even if we conclude that the results from our clinical trial demonstrate a statistically significant difference, FDA may not agree with us, for example because it may evaluate the data using a different method. FDA could also conclude that the clinical trial results are not clinically meaningful, that there were human errors in the conduct of the clinical trial, or that for some other reason the clinical trial results are inadequate to support approval of CINTREDEKIN BESUDOTOX. Even if FDA agrees that the results from the PRECISE trial demonstrate a statistically significant difference, FDA may require statistically significant results in a second Phase III trial before it will approve CINTREDEKIN BESUDOTOX. Even if we believe that we have submitted all of the data and information necessary to satisfy FDA requirements for approval of the BLA, there is a risk that FDA will require additional data and information that we are unable to provide. Finally, even if the results are statistically significant, adverse safety findings in the PRECISE trial could delay or prevent regulatory approval.

Even if the results of the PRECISE trial are statistically significant, prior to commercialization of CINTREDEKIN BESUDOTOX in the United States, we will have to submit, and FDA will have to approve, a BLA for CINTREDEKIN BESUDOTOX.  A BLA is a lengthy, complex submission to FDA, which must comply in format and content with elaborate and detailed FDA requirements.  We have never submitted a BLA before.  FDA may refuse to accept a BLA for filing if it is incomplete.  The length and outcome of FDA’s review of the BLA is uncertain.  FDA approval is contingent on many factors, including its evaluation of our preclinical and clinical trial results, its assessment of the manufacturing process we propose as well as the process controls, its review of our drug substance specifications and proposed analytical procedures, the data we provide on the drug’s stability, and its inspection of the facilities where CINTREDEKIN BESUDOTOX is manufactured.  FDA may ask an advisory committee for its recommendations on the BLA, and we cannot predict the outcome of the advisory committee process.

We rely heavily on third parties with respect to, among other things, the production and testing of CINTREDEKIN BESUDOTOX.  We have engaged several third parties to perform services, including: PPD Development, LP ("PPD") to oversee the PRECISE trial; Advance Clinical Services to oversee data management; and Diosynth RTP, Inc. ("Diosynth") to manufacture drug product.  The failure of any of these third parties to fulfill their contractual obligations or otherwise perform key tasks appropriately or in a timely manner, or their failure to comply with applicable government regulations, could require the Company to seek alternative third parties to fulfill these functions and could slow the filing of the BLA, preclude its timely approval or even preclude its approval altogether.  For example, as part of the work that will be required to support a BLA for CINTREDEKIN BESUDOTOX, we have contracted with Diosynth to assist in the development of manufacturing processes in connection with the scale-up of manufacturing of CINTREDEKIN BESUDOTOX from preclinical testing and clinical development to commercial-scale operations, including the preparation and filing of documents for process development, method development, and process validation.  These programs must be developed in compliance with applicable government regulations, including FDA’s current good manufacturing practice (cGMP) requirements for biological products, which are extremely complex and require considerable time, resources, and ongoing investment to comply with.  Manufacturing establishments, including contract manufacturers such as Diosynth, are subject to inspections by the FDA for compliance with cGMP.  Any errors or omissions in completing the process or method development or process validation, if not promptly corrected by the Company and/or Diosynth, could delay our BLA filing.  If FDA approval is delayed, FDA requires additional clinical testing or other information, or FDA does not approve the BLA, our ability to achieve revenues from product sales will be impaired and our stock price would be materially and adversely affected.

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

In order to market a new therapeutic product in the United States, we must prove that the product is safe and effective for its intended uses and that the product is manufactured in compliance with CGMP. Completing the pre-clinical and clinical testing necessary to prove the safety and effectiveness of a new therapeutic product, and establishing the capability to comply with CGMP, can take many years, be very costly, and still be unsuccessful. The results of pre-clinical testing and Phase I and II studies are not necessarily indicative of the results in larger patient populations, as evaluated in Phase III studies.

In order to market any of our drug product candidates, once this lengthy research and development process is completed, we will need to submit a BLA or NDA to FDA. This will need to contain pre-clinical, clinical, manufacturing, labeling, and other information, and it must demonstrate that the drug product candidate is safe and effective for use in humans for each proposed indication. FDA may refuse to accept any of our applications if it views the application as incomplete. The manufacturing facilities must also comply with CGMP, and FDA may inspect the facility before it approves the application.

Even if we complete the lengthy and expensive research and development process for one of our drug product candidates and file a BLA or NDA seeking approval to market the candidate, we do not know whether FDA will approve the application on a timely basis, on commercially viable terms, or at all. FDA’s review of a BLA or NDA that it accepts can take several years.  FDA can delay, limit, or deny approval for many reasons, including if:

•       it determines that our drug product candidate is not safe or is not effective, or does not present an acceptable benefit-risk profile;

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

A drug product and its manufacturer are subject to strict regulation after product approval by FDA and comparable foreign authorities. FDA regulates manufacturing, labeling, distribution, and promotional activities after product approval, as do comparable foreign regulatory agencies.  We must also report certain adverse events and manufacturing issues involving our drug products to these agencies.  Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process.  In addition to FDA requirements, sales, marketing and scientific/education grant programs must comply with the anti-fraud and abuse provision of the Social Security Act, the False Claims

Act and similar state laws, each as amended.  Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, and the Veteran’s Health Care Act of 1992, each as amended.  If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.  All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Failure to comply with applicable legal and regulatory requirements can result in, among other things, product seizure, civil penalties, suspensions and withdrawals of regulatory approvals, import and export problems, product recalls, operating restrictions, and criminal prosecution. The restriction, suspension, or revocation of regulatory approvals or other adverse action taken on the basis of failure to comply with applicable regulatory requirements could have a material adverse effect on our business, financial condition, and operations.

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

We have a limited operating history, and our operations consist primarily of the development of our drug product candidates and the sponsorship of research and clinical trials. Over the past three fiscal years ended December 31, 2005, we have incurred aggregate net losses of approximately $149.1 million. We expect to incur additional losses and, as our development efforts and clinical testing activities continue, our losses may increase. We also expect to experience negative cash flows for the foreseeable future as we fund our losses and capital expenditures. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity. To date, we have not sold or received approval to sell any drug product candidates, and it is possible that revenues from drug product sales will never be achieved. We have generated only limited amounts of revenue from license fees and sales of products based upon our NeoPhectin™ technology (a novel cationic cardiolipin liposome based technology), and it is expected that additional license revenue and/or revenue from sales of NeoPhectin™ products will continue to be of limited significance. We cannot at this time predict when or if we will be able to develop other sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our drug product candidates.

Budget constraints may force us to delay our efforts to develop certain drug product candidates in favor of developing others, which may prevent us from commercializing all drug product candidates as quickly as possible.

Because we are an emerging company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. As a result, we may have to further prioritize development activities and may not be able to fully realize the value of some of our drug product candidates in a timely manner, as they will be delayed in reaching the market, if at all. We recently completed a reprioritization of the NeoLipid® program in an effort to substantially decrease our expenses, including a restructuring of our workforce and a reduction in research and development spending not related to our lead drug product candidate, CINTREDEKIN BESUDOTOX. If we are not successful in maintaining the planned level of spending, our efforts to commercialize CINTREDEKIN BESUDOTOX may be delayed. Additionally, the reduction in spending on our other drug product candidates could delay our commercialization efforts and negatively impact our strategy to diversify our development risk across a broad portfolio of drug product candidates.

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

Additionally, other drug companies are currently conducting clinical trials which are in various stages, for numerous drug compounds that, if ultimately approved for marketing, could be competitive with our drug product candidates, including, but not limited to, clinical trials involving drug compounds for the treatment of glioblastoma multiforme which, if approved, could compete with CINTREDEKIN BESUDOTOX, if it is eventually approved for the treatment of that disease.

We also compete with other drug development companies for licenses to novel technologies as well as for collaborations with large pharmaceutical and other companies.

Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value.

The stock market has experienced significant price and volume fluctuations, which often have been unrelated to the operating performance of particular companies. In addition, the market price of our common stock has been highly volatile and is likely to continue to be so. For example, during the first six months of 2006, the market price of our common stock fluctuated between $12.47 and $4.47 per share. During 2005, the market price of our common stock fluctuated between $15.47 and $7.16 per share.

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

Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We, along with certain of our current or former officers, are currently named as defendants in a number of class action lawsuits which have been consolidated for trial and are currently pending in the U.S. District Court for the Northern District of Illinois, and each of which alleges various violations of the federal securities laws in connection with certain of our public statements as they relate to our LEP drug product candidate. We may be named as a defendant in similar litigation in the future. While we are vigorously defending this litigation, this litigation has resulted, and can be expected to continue to result, in substantial costs and in a diversion of management’s attention and our resources, which could harm our business and financial condition, as well as the market price of our stock. Moreover, it may result in an adverse judgment against us or a settlement, either of which could require us to make a payment to the plaintiffs to the extent a possible payment exceeds or is not covered by our insurance.

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

We estimate that as of June 30, 2006, our then existing cash reserves, should be sufficient to finance our operations at current and projected levels of development and general corporate activity into 2008. We can offer no assurance that we will be able to generate revenues from product sales in the near term or in the future, at a rate sufficient to fund our operations. Even though we were successful in raising additional capital in January 2006, we will need additional future financing depending on a number of factors, including, but not limited to, the following:

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

•       the amount of milestone payments we may receive from future collaborators, if any;

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

We depend on third parties for a variety of functions, including the research and development, manufacturing, clinical testing, and regulatory compliance of our drug product candidates. No assurance can be given that these third parties arrangements will allow us to successfully develop, manufacture and market our drug product candidates.

We do not have the internal infrastructure to conduct clinical trial management or certain other aspects of clinical testing ourselves. As of June 30, 2006, we had 70 full-time employees.  On April 28, 2006, we announced a reprioritization program and reduced our workforce by a total of 22 employees (approximately 23%) consisting of 20 employees from our research and development groups and 2 employees from the administrative group. We therefore rely on third parties to perform a variety of functions with respect to the clinical development of our drug product candidates, including clinical trial management. If we develop additional drug product candidates with commercial potential, we will have to either hire additional personnel skilled in clinical testing or engage third parties to perform such services.

We have engaged PPD to oversee our PRECISE trial for CINTREDEKIN BESUDOTOX. Our agreement with PPD obligates us to compensate PPD on a monthly basis plus make milestone payments as the trial progresses.  We have engaged other companies on a per study basis for assistance in the management and testing for our Phase I and Phase II clinical trials. To oversee data management in our clinical trials we have contracted, on a per study basis, with Advanced Clinical Services. To conduct our large animal testing, we have engaged, again on a per study basis, Southern Research Institute.

While we have been satisfied with the performance of these various organizations, we do not directly control them. We depend on these organizations to apply the appropriate expertise and resources to expeditiously and competently perform the services for which they have been retained. If any of these third parties with whom we contract breaches its agreement with us or fails to comply with an applicable government regulation, we might be required to find a satisfactory alternative service provider. In addition, our drug development efforts could be delayed or impaired. We are aware of at least 25 other entities that could offer similar services to those offered by each of PPD Development and Advanced Clinical Services and three other entities offering services similar to those provided by Southern Research Institute. We frequently change vendors and consider such items as price, vendor capabilities to meet our needs, and ease of transition in choosing new vendors.

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

If either the Center for Advanced Drug Development or Diosynth RTP, Inc. were to breach its agreement with us or fail to comply with any applicable governmental requirement, such actions could delay or impair our drug development and/or BLA or NDA submission efforts and we might be required to find a satisfactory alternative supplier. Though we are currently aware of at least two alternative manufacturers who might be able to supply us with our requirements for our drug product candidates, if we were unable to quickly reach an agreement with these manufacturers, this could be expected to result in delays in the development, filing for approval, and potential approval by FDA of our drug product candidates, particularly for CINTREDEKIN BESUDOTOX.

We also in-license technology from governmental and academic institutions in order to minimize our investment in basic research, and we enter into collaborative arrangements with certain of these entities with respect to research and development of our drug product candidates. At this time we have a research agreement in place with FDA. The research agreement with FDA obligated us to fund research efforts at FDA relating to CINTREDEKIN BESUDOTOX through April 2006 and we are currently in contract negotiations to renew the research agreement with FDA. We had a research agreement with Georgetown that obligated us to fund research efforts through February 28, 2005. We did not renew the research agreement with Georgetown.  No assurance can be given that we will enter into more of these relationships, that we will be able to maintain or renew the research agreement with FDA, that this relationship will provide benefits to us, or that we will be able to establish new relationships on beneficial terms, without undue delays or expenditures.

If we, or our suppliers, fail to comply with FDA and other government regulations, our manufacturing operations could be interrupted, and our drug product development, future sales, and profitability would suffer.

All new drugs, including our drug product candidates under development, are subject to extensive and rigorous regulation by FDA and comparable foreign authorities. These regulations govern, among other things, the development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale, and distribution of our drug product candidates. We rely on third parties to perform a variety of functions, including research and development, clinical trial management and testing, and manufacturing of our drug product candidates.  We currently obtain the necessary raw materials for our drug product candidates, as well as certain services, such as testing, from third parties. We currently contract with suppliers and service providers that are required to comply with strict standards established by us. Certain suppliers and service providers are required to follow GLP,

GCP, and CGMP requirements and are subject to routine unannounced periodic inspections by FDA and by certain state and foreign regulatory agencies for compliance with those requirements and other applicable regulations. There can be no assurance that FDA and other regulatory agencies will find the manufacturing process or facilities or other operations of our suppliers and other service providers to be in compliance with GLP, GCP, CGMP, or other applicable requirements.

While to our knowledge none of our principal suppliers or service providers has been found to be out of compliance with GLP, GCP, CGMP, or other applicable requirements with respect to the goods or services they provide to us, failure of any of our principal third party suppliers or service providers to maintain satisfactory compliance with applicable requirements could have a material adverse effect on our ability to develop, market, and distribute our drug product candidates in the future and, in the most serious cases, could result in the issuance of warning letters, seizure or recall of drug products, criminal prosecution, civil penalties, or closure of such manufacturing facilities until compliance is achieved.

We do not have sales, marketing, or distribution experience, which means we must either enter into agreements with third parties to market or co-promote our drug product candidates or develop marketing expertise ourselves.

We have no experience in sales, marketing, or distribution. To date, our focus has been on research and development, and we currently do not have internal sales, marketing, or distribution resources. If we receive the required regulatory approvals, we could elect to market and sell our drug product candidates through distribution, co-marketing, co-promotion, or licensing arrangements with third parties, as we have elected to do with our non-drug NeoPhectin™ products, which are being sold through one independent distributor in addition to direct sales with customers. If we elect to market our drug product candidates directly, significant additional expenditures and management resources will be required to develop an internal marketing or sales force. We have no experience in establishing or maintaining an effective sales or marketing effort. If we decide to perform sales and marketing activities ourselves, we could face a number of additional risks, including, but not limited to:

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

If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our licensed rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our licensed rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform would be adversely affected.

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

We have been granted “orphan drug” status with respect to the use of CINTREDEKIN BESUDOTOX for malignant gliomas (a class of brain tumors which includes glioblastoma multiforme), and we are thus potentially eligible to receive orphan drug exclusivity upon approval.  In order to receive orphan drug exclusivity, we must be the first CINTREDEKIN BESUDOTOX product approved for malignant glioma.  If we receive orphan drug exclusivity, it would prevent FDA for a period of seven years from approving another sponsor’s marketing application for the same drug for the same indication, except that a subsequent applicant with the same drug could be approved if it demonstrated its product were clinically superior to our product or if we were unable to manufacture sufficient supplies of product.   If it were determined that we do not have exclusive rights to the technology licensed to us by NIH, we might be unable to preclude third parties - during or after any period of orphan drug exclusivity - from commercializing a drug based on CINTREDEKIN BESUDOTOX for other indications.  Competing CINTREDEKIN BESUDOTOX products, if suitable, could be prescribed by physicians for malignant glioma, even though not FDA-approved for that use.  This could cause our business to suffer.  Moreover, if it were determined that we do not have exclusive rights to the technology licensed to us by NIH, a third party might be able to develop a CINTREDEKIN BESUDOTOX based drug for the treatment of malignant glioma.  If this competitor completed its clinical trials before we complete ours, FDA could approve that competitor’s product first and give it seven years of market exclusivity.  In such a case, we might not be allowed to market our product in the United States for seven years.  Further, even if we receive seven years of market exclusivity, other applicants could receive approval of compounds other than CINTREDEKIN BESUDOTOX for malignant glioma, which would compete with our product.

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

In May of 2006, we entered into a license agreement with PHS, on behalf of NIH, for a non-exclusive license to the Company of rights to use a patented process for Convection Enhanced Delivery (“CED”).  As the license agreement did not permit sublicensing of the Company’s rights, the Company has been negotiating with PHS to obtain such rights, but has not yet agreed to terms.  Should the Company be unable to obtain sublicensing rights for the technology, the Company’s ability to utilize these CED rights in connection with the Company’s CINTREDEKIN BESUDOTOX would be not be restricted, but could impact our ability to sublicense our technology in the future.

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

We rely upon trade secret protection for certain of our confidential information, including certain of our trade secrets, know-how, technology advances and processes. While we have taken measures to protect our confidential information, and to date have not experienced any difficulties in maintaining the confidentiality of our information, these measures may not provide adequate protection for our trade secrets, know-how or other confidential information in the future. We seek to protect our confidential information by entering into confidentiality agreements with employees, collaborators, and consultants. Nevertheless, employees, former employees, collaborators, or consultants may still disclose or misuse our confidential information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise gain access to our trade secrets. Disclosure or misuse of our confidential information would harm our competitive position and could cause our revenues and operating results to decline.

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

As of June 30, 2006, management concluded that a control deficiency with respect to the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options constituted a material weakness in internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  This control deficiency resulted in an adjustment to the unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2006 affecting derivative financial instruments and change in fair value of derivative financial instruments.

Management has revised its policies and procedures with respect to its controls over the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options to ensure that all reasonable steps will be taken to correct this material weakness.  The deficiency will not be considered remediated until the new internal controls are operational for a period of time and are tested, and management has concluded that the controls are operating effectively.  Until it is remediated, the identified control deficiency could result in a misstatement in the derivative financial instruments and change in fair value of derivative financial instruments balances that would not be prevented or detected.  While management believes it has taken the appropriate steps to remediate this control deficiency, we may not be able to remediate the identified control deficiency prior to management’s assessment and the audit of our assessment as of December 31, 2006.  A failure on our part to properly remediate the control deficiency could materially and adversely affect our business, our financial condition and the market value of our securities.  In addition, our ability to obtain additional financing could be materially or adversely affected.

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

None

Item 3.                                                         Defaults Upon Senior Securities

None

Item 4.                                                         Submission of Matters to a Vote of Security Holders

On June 19, 2006, the Company held its Annual Meeting of Stockholders to vote on the matters listed below.  All of the matters voted on at the Annual Meeting were approved the Company’s stockholders at the Annual Meeting.

1.     To elect eight directors to serve until the 2007 Annual Meeting of Stockholders.

 With respect to the election for directors, the votes were as follows:

	Votes For	Votes Against	Votes Withheld
Frank C. Becker	20,662,708	—	759,091
Ronald G. Eidell	15,787,266	—	5,634,533
Bernard A. Fox	20,826,648	—	595,151
Paul E. Freiman	16,474,656	—	4,947,143
Erick E. Hanson	20,765,695	—	656,104
Guillermo A. Herrera	20,881,563	—	540,236
John N. Kapoor	20,641,157	—	780,642
Kaveh T. Safavi	20,824,047	—	597,752

2.               To approve adoption of the NEOPHARM, Inc. 2006 Employee Stock Purchase Plan.

Votes For	Votes Against	Abstain	Non Votes
12,389,848	514,590	31,629	8,485,732

3.               To approve adoption of the NEOPHARM, Inc. 2006 Equity Incentive Plan.

Votes For	Votes Against	Abstain	Non Votes
11,681,849	1,206,723	47,495	8,485,732

4.               To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2006.

Votes For	Votes Against	Abstain	Non Votes
21,366,217	25,888	29,694	—

Item 5.                                                         Other Information

None

Item 6.                                                           Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer

Exhibit 31.2	Certification of the Chief Financial Officer

Exhibit 32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPHARM, INC.
Date: August 9, 2006	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon,
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)