Form 10-Q
period 2006-09-30
NEOPHARM INC
filed 2006-11-09
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒

As of October 31, 2006, the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	28,067,089

NEOPHARM, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,028,000	$1,486,000
Short-term investments	42,202,000	28,776,000
Trade accounts receivable, net	—	1,000
Inventories	—	6,000
Prepaid expenses and other	857,000	728,000
Total current assets	46,087,000	30,997,000
Fixed assets, net	1,494,000	2,157,000
Other assets	207,000	216,000
Total assets	$47,788,000	$33,370,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Obligations under capital lease	$29,000	$—
Accounts payable	2,222,000	683,000
Accrued clinical trial expense	2,960,000	5,370,000
Accrued compensation	1,952,000	1,889,000
Other accrued expenses	2,030,000	1,447,000
Total current liabilities	9,193,000	9,389,000

Obligations under capital lease	113,000	—
Deferred revenue	2,000,000	2,000,000
Deferred rent	36,000	36,000
Derivative financial instruments	383,000	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 28,067,089 and 23,740,051 shares issued and outstanding, respectively	6,000	5,000
Additional paid-in capital	289,556,000	249,965,000
Accumulated deficit	(253,499,000)	(228,025,000)
Total stockholders’ equity	36,063,000	21,945,000
Total liabilities and stockholders’ equity	$47,788,000	$33,370,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Collaboration revenue	$—	$—	$—	$500,000
Product revenue	1,000	9,000	11,000	35,000
Total revenue	1,000	9,000	11,000	535,000

Expenses:
Cost of product revenue	—	1,000	1,000	2,000
Research and development	4,319,000	8,538,000	16,200,000	24,573,000
Selling, general, and administrative	3,702,000	2,388,000	10,808,000	8,673,000
Change in fair value of derivative
financial instruments	(98,000)	—	(1,269,000)	—
Employee termination costs	293,000	—	1,298,000	—
Facility consolidation costs	428,000	—	428,000	—
Recovery of note receivable	—	—	—	(2,500,000)
Total expenses	8,644,000	10,927,000	27,466,000	30,748,000
Loss from operations	(8,643,000)	(10,918,000)	(27,455,000)	(30,213,000)

Interest income, net	639,000	385,000	1,981,000	1,158,000
Net loss	$(8,004,000)	$(10,533,000)	$(25,474,000)	$(29,055,000)
Net loss per share —
Basic and diluted	$(0.29)	$(0.45)	$(0.92)	$(1.23)
Weighted average shares outstanding —
Basic and diluted	27,934,702	23,640,393	27,685,928	23,557,757

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(25,474,000)	$(29,055,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	919,000	984,000
Stock-based compensation expense	1,535,000	469,000
Change in fair value of derivative financial instruments	(1,269,000)	—
Loss on retirement of fixed assets	12,000	5,000
Non-cash reorganization	94,000	—
Changes in assets and liabilities:
Increase (decrease) in current assets	(98,000)	93,000
Decrease in other assets	1,000	—
Increase (decrease) in other current liabilities	(229,000)	1,248,000
Increase in deferred revenue	—	2,000,000
Increase in deferred rent	11,000	42,000
Net cash and cash equivalents used in operating activities	(24,498,000)	(24,214,000)

Cash flows from investing activities:
Proceeds from sales of marketable securities	27,350,000	39,450,000
Purchase of marketable securities	(40,800,000)	(68,250,000)
Purchase of equipment and furniture	(200,000)	(242,000)
Net cash and cash equivalents used in investing activities	(13,650,000)	(29,042,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	38,739,000	—
Proceeds from exercise of stock options	856,000	1,455,000
Proceeds from employee stock purchase plan	114,000	—
Repayment of capital lease obligation	(19,000)	—
Net cash and cash equivalents provided by financing activities	39,690,000	1,455,000

Net increase/(decrease) in cash and cash equivalents	1,542,000	(51,801,000)
Cash and cash equivalents, beginning of period	1,486,000	52,736,320
Cash and cash equivalents, end of period	$3,028,000	$935,320

Supplemental disclosure of cash paid for:
Interest	$7,000	$—
Income taxes	$—	$—

Non-cash investing and financing activities in the nine month periods ending September 30, 2006 and 2005 consisted of a January 2006 capital equipment lease totaling $161,000 and, in March 2005, the issuance of 23,692 shares of our common stock in satisfaction of a liability in the amount of $188,000.

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 Basis of Presentation

The financial information herein is unaudited. The balance sheet as of December 31, 2005 is derived from audited financial statements.

The accompanying unaudited condensed consolidated financial statements of NEOPHARM, Inc. and subsidiary (“we”, “us”, “our”, or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to a fair presentation. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of our operating results for fiscal 2006 or future interim periods.

The unaudited condensed consolidated financial statements include the accounts of NEOPHARM, Inc. and its wholly owned subsidiary, NEOPHARM EU Limited. NEOPHARM EU Limited was created in 2004 to comply with regulatory requirements enacted for clinical trials conducted in the European Union. NEOPHARM EU has nominal assets and has not conducted any business. All significant intercompany accounts and transactions are eliminated in consolidation.

While we believe that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission, or SEC.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Certain 2005 amounts have been reclassified to conform to the current year presentation. In particular, our investments in auction rate certificates are now classified as short-term investments, rather than the previous presentation as a cash equivalent. This reclassification affected the presentation of cash flows from investing activities related to the auction rate certificates in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 which now reflects purchases of marketable securities of $68,250,000 and proceeds from sales of marketable securities of $39,450,000.

Amounts presented have been rounded to the nearest thousand.

We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), which requires the recognition of compensation expense related to the fair value of our stock-based compensation awards effective January 1, 2006. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to directors, officers, and employees, using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, or APB No. 25, as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. Under the intrinsic value method, compensation expense is measured on the date of grant if the current market price of the underlying stock exceeded the exercise price or when the number of shares and exercise price are known, if both are not determinable at the date of grant. Compensation expense for fixed awards was recognized ratably over the vesting period. SFAS 123 also established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans. As a result of our adoption of SFAS 123(R) on January 1, 2006, our net loss for the three and nine months ended September 30, 2006 are $401,000 and $1,257,000 lower, respectively , than if we had continued to account for share-based compensation under APB No. 25.

We adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the 2006 condensed consolidated statements of operations includes: a) compensation cost for the fair value of the remaining portion of the requisite service period for all share-based awards granted prior to, but not vested as of January 1, 2006, and b) compensation cost for the fair value for all share-based awards granted or modified subsequent to January 1, 2006. In conjunction with the adoption of SFAS 123(R), we have adopted a policy of recognizing compensation cost on a straight-line basis. Under the pro forma disclosure requirements of SFAS 123, in prior periods, we recognized costs on a straight-line basis and considered the effect of forfeitures in the period an award was cancelled.

In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, or SFAS 155, to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 with earlier application allowed. The adoption of

SFAS 155 is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation is effective for fiscal years beginning after December 15, 2006 and clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years beginning after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial position or results of operations.

Note 2 Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(8,004,000)	$(10,533,000)	$(25,474,000)	$(29,055,000)

Denominator:
Weighted average shares outstanding	27,934,702	23,640,393	27,685,928	23,557,757

Loss per share — basic and diluted	$(0.29)	$(0.45)	$(0.92)	$(1.23)

Potential common share equivalents:
Stock options	2,320,337	3,499,387	2,320,337	3,393,307

As we have incurred net losses in each of the periods presented, basic and diluted loss per share amounts are the same, as the effect of common share equivalents is anti-dilutive.

Note 3 Share-based Compensation and Non-Employee Stock Options

We currently sponsor the following share-based payment plans:

2006 Plan

On June 19, 2006, our stockholders approved the NEOPHARM, Inc. 2006 Equity Incentive Plan, or the 2006 Plan. The 2006 Plan provides for the issuance of stock options, non-vested stock, performance units or performance share awards to employees, directors and consultants convertible to up to 1,000,000 shares of our common stock. Awards under the 2006 Plan generally consist of stock options having an exercise price equal to the average of the lowest and highest reported sale prices of our common stock on the date of grant; vest ratably over four years; have a 10 year term; and are subject to continuous employment. Stock awards granted to our non-employee directors under the 2006 Plan typically vest one year from the date of grant. Awards under the 2006 Plan vest immediately upon a change in control, as defined in the 2006 Plan. Although the 2006 Plan provides for the issuance of performance units and performance shares, we have not made grants of these types of awards and the 2006 Plan limits to 500,000 the shares of common stock which may be issued pursuant to restricted stock or bonus stock awards. As of September 30, 2006, 836,917 shares were available for issuance under the 2006 Plan.

2006 Employee Stock Purchase Plan

On June 19, 2006, our shareholders also approved the 2006 Employee Stock Purchase Plan, or the Purchase Plan, under which eligible employees may purchase shares of common stock quarterly through payroll deductions. An aggregate of 100,000 shares of common stock may be issued under the Purchase Plan. The price per share under the Purchase Plan is 85% of the lower of the closing price of the common stock on (i) the first business day of the plan period or (ii) the purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after or prior to purchase the employee owns 5% or more of the total combined voting power or value of the our common stock. In the nine-months ended September 30, 2006, 26,005 shares were issued under the Purchase Plan resulting in compensation expense of $23,000 and $36,000 during the three- and nine-month periods ended September 30, 2006, and 73,995 shares remained available for issuance.

The 1998 Plan

Our 1998 Equity Incentive Plan, or the 1998 Plan, provided for the grant of awards, primarily stock options, to employees, directors, and consultants to acquire up to 4,600,000 shares of our common stock. As a result of the June 2006 shareholder approval of the 2006 Plan, no further awards will be made under the 1998 Plan. Option awards under the 1998 Plan were generally granted with an exercise price equal to the closing price of our common stock on the date of grant, but may have been granted with an exercise price of not less than 85% of the fair market value of our common stock. Option awards under the 1998 Plan typically had a 10-year life and vested ratably on the first four anniversaries of the grant, subject to continuous employment. Stock awards granted to our non-employee directors under the 1998 Plan typically vested one year from the date of grant. Outstanding awards issued under the 1998 Plan vested immediately upon a change in control, as defined in the 1998 Plan.

Amounts recognized in the condensed consolidated financial statements with respect to our share based compensation plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Research and development	$163,000	$—	$551,000	$—
Selling, general and administrative	335,000	81,000	984,000	443,000
Total cost of share-based payment plans during period	$498,000	$81,000	$1,535,000	$443,000

We have never capitalized share-based compensation.

For fiscal periods prior to our January 2006 adoption of SFAS 123(R), we used the APB 25 intrinsic-value method of accounting for share-based compensation. The following table illustrates the effect on our net loss in prior periods as if the SFAS 123 fair-value method of accounting had been applied:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(10,533,000)	$(29,055,000)
Add: stock-based employee compensation expense included in reported net loss (1)	81,000	443,000
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(315,000)	(922,000)

Pro forma net loss	$(10,767,000)	$(29,534,000)

Basic and diluted loss per common share
As reported	$(0.45)	$(1.23)
Pro forma	$(0.46)	$(1.25)

(1)             Value of restricted stock granted to non-employee directors and compensation expense relating to options granted to an executive at 85% of fair value.

The following table summarizes employee stock option awards during the nine months ended September 30, 2006:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2005	3,571,132	$13.07

Granted	392,400	$10.61
Granted out of the money	30,000	$6.51
Exercised	(180,000)	$3.75		$225,000
Forfeited, expired and or cancelled	(1,708,645)	$11.13

Outstanding at September 30, 2006	2,104,887	$12.42	6.28	$—

Exercisable at September 30, 2006	1,184,591	$15.78	4.34	$—

Based on awards outstanding on September 30, 2006, we expect to recognize $4.2 million of unrecognized share-based compensation over a weighted-average period of two years.

In the prior year nine month period, we granted 516,085 options with a weighted average fair value of $5.74 and 319,211 options were exercised with an aggregate intrinsic value of $2,173,000.

On June 19, 2006, we granted 58,083 non-vested shares of common stock to non-employee directors with a weighted average fair value of $6.37 and one year vesting. In June 2005, we granted 36,010 shares of non-vested common stock to non-employee directors with a weighted average fair value of $9.76, all shares of which vested on June 16, 2006. As of September 30, 2006, there were 58,083 non-vested shares outstanding, with $265,000 of unrecognized compensation expense to be recognized over a weighted average period of nine months. No stock options were granted to non-employee directors during the nine months ended September 30, 2006.

Stock Option Valuation Information

We have estimated the fair value of our share-based compensation using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that have a significant impact on the fair value estimate. The weighted-average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2006 as calculated using the Black Scholes model and the related weighted-average assumptions follow:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Expected volatility	71.0%	71.2%
Risk-free interest rate	4.9%	4.5%
Expected term (in years)	6.25	6.25
Expected dividend yield	0.0%	0.0%

Weighted average estimated fair value of employee stock options granted	$3.50	$6.70

We have based our assumptions regarding expected volatility on the historic volatility of our common stock, the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant, and the expected term of options using the “Simplified Method” in accordance with SEC Staff Accounting Bulletin, or SAB, No. 107, Share Based Payment. Assumptions used in the Black-Scholes option-pricing model for calculating the weighted average fair value of options granted in first nine months of 2005 were as follows: expected volatility was 70.5%, weighted average risk-free interest rate was 4.0%, weighted average expected term was 6.25 years, and there was no expected dividend yield. No options were granted during the three months ended September 30, 2005.

Derivative Financial Instruments

Prior to 2000, we granted common stock options to certain non-employee consultants as compensation related to research and development activities. As of January 1, 2006, the effective date of SFAS123(R), options granted to certain non-employees to purchase 234,025 shares of our common stock were vested and outstanding. Upon adoption of SFAS 123(R), these non-employee common stock options were accounted for as derivative instruments in accordance with SFAS 133 and recorded as a liability.

We calculated the estimated fair value of the outstanding options granted to non-employees as of January 1, 2006 to be $1,652,000 and reclassified this amount from additional paid-in-capital to a liability. The estimated fair value of the non-employee options is remeasured each reporting period with any change in estimated fair value recorded as a component of loss from operations in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2006 158,125 non-employee options remained outstanding. During the three and nine months ended September 30, 2006, we recorded the benefit of the change in fair value of $99,000 and $1,269,000, respectively, resulting primarily from a decline in our stock price.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the non-employee option grants over the remaining contractual terms of the outstanding options, which ranged from 23 months to 39 months at September 30, 2006.

Note 4 Cash and Cash Equivalents and Short-term Investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents totaled $604,000 and $104,000 as of September 30, 2006 and December 31, 2005, respectively. The carrying value of cash equivalents closely approximates their fair market value due to their short maturity and high liquidity.

Short-term investments represent investments in auction rate certificates and have been classified as available-for-sale securities and are as follows:

	September 30,	December 31,
	2006	2005
State government agencies	$42,150,000	$28,700,000
Total short-term investments	$42,150,000	$28,700,000

The carrying value of our short-term investments includes accrued interest income of $52,000 and $76,000 at September 30, 2006 and December 31, 2005, respectively.

Short-term investments are stated at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 35 days. As of September 30, 2006, our investments in auction rate certificates have contractual maturities of greater than ten years. As we have the ability to quickly convert these securities to cash, if necessary, these securities have been classified as a current asset in the accompanying Condensed Consolidated Balance Sheets.

Note 5 Inventory

Our inventory at December 31, 2005, totaling $6,000, was comprised solely of direct labor and material charges attributable to NeoPhectin™ finished goods under the first-in, first-out, or FIFO, inventory method stated at the lower of cost or fair-market value. We had no commercial inventory on hand on September 30, 2006.

Note 6 Fixed Assets

We record fixed assets at cost and record depreciation using the straight-line method over the related asset’s estimated useful life. Expenditures that do not extend the life or improve the productivity of assets are charged to expense when incurred. When fixed assets are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recorded. Depreciation and amortization expense for the three and nine months ended September 30, 2006 totaled $243,000 and $919,000, respectively. Total depreciation and amortization expense for the three and nine months ended September 30, 2005 was $303,000 and $984,000, respectively. During the nine months ended September 30, 2006, the Company acquired office equipment under a five-year capital lease for $161,000.

Long-lived assets are reviewed for impairment when changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated undiscounted cash flows expected to be generated by the assets. If the carrying amount of an asset were to exceed its estimated future cash flows, an impairment charge would be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Note 7 Capital Lease

Minimum future lease payments under capital lease as of September 30, 2006 are as follows:

For the period October 1, 2006 through December 31, 2006	$9,000
For the year ending December 31, 2007	38,000
For the year ending December 31, 2008	38,000
For the year ending December 31, 2009	38,000
For the year ending December 31, 2010	38,000
Subsequent to 2010	3,000

Total minimum lease payments	164,000
Less amount representing interest	(21,000)
Present value of minimum lease payments	$143,000

Note 8 Employee Termination and Facility Consolidation Costs

During the first nine months of 2006, we have reduced our workforce by 26 associates under an organizational restructuring initiative. Personnel terminated under this initiative were generally eligible to receive up to three months pay, half of their 2006 bonus target, two months medical coverage and outplacement services. Additionally, in June 2006, we entered into a separation and consulting agreement with our former Chief Financial Officer, Mr. Larry Kenyon. Under this agreement, Mr. Kenyon is scheduled to receive nine-month salary continuation, reimbursement of medical and dental coverage and his previously granted options continue to vest during the consulting period. Also, in May 2006, Dr. Imran Ahmad resigned as the Company’s Executive Vice President and Chief Scientific Officer and, in accordance with the terms of his original offer letter, Dr. Ahmad is scheduled to receive twelve-month salary continuation and $20,000. Aggregate employee severance costs related to the reorganization and separation agreements, which were recorded in the applicable period of termination, were $293,000 and $1,298,000 in the three months and nine month periods ended September 30, 2006, respectively. Accrued but unpaid employee severance costs at September 30, 2006 totaled $541,000 and are expected to be paid over the next eight months.

In the three months ended September 30, 2006, we recorded a $334,000 charge for estimated lease exposure related to our former Lake Forest, Illinois office space and wrote off $94,000 in related equipment and leasehold improvements. As of September 30, 2006, this cost reduction initiative is largely complete.

		Accrued
	Lease Cost/Fair	Termination
	Value Reserve	Costs
Balance, January 1, 2006	$—	$—

Accrued costs	334,000	1,298,000
Accretion	4,000	—
Payments	(42,000)	(757,000)

Balance, September 30, 2006	$296,000	$541,000

Note 9 Stockholders’ Equity

On January 10, 2006, we issued 4,025,000 shares of our common stock in a public offering, which resulted in net proceeds of $39,002,000, after underwriting discounts and commissions of $2,053,000 and before expenses of $263,000.

We maintain a Stockholder Rights Plan whereby rights to purchase shares of Series A Participating Preferred Stock become exercisable by our stockholders in the event a non-excluded party acquires, or attempts to acquire, 15% or more of our outstanding common stock.

Note 10 Revenue Recognition

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

Note 11 Contingencies

NeoPharm, Inc. and certain of our current and former officers and directors have been named in a consolidated amended complaint, which alleges various violations of the federal securities laws in connection with our public statements regarding our LEP drug product candidate during the period from October 31, 2001 through April 19, 2002. On November 4, 2002, we moved to have the complaint dismissed. Our motion to dismiss was granted in part and denied in part in February 2003. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to include certain pre-class period statements in the complaint. The motion for summary adjudication asks the Court to rule that certain statements made in an arbitration award regarding the LEP drug product candidate be deemed facts established in this proceeding. We have filed oppositions to both motions on which the Court has not yet ruled. No trial date has been set and discovery is ongoing. We intend to vigorously defend each and every claim in the complaint. Management is unable to reasonably or accurately estimate the potential outcome or range of possibilities, if any. In addition, we believe that the Company’s insurance coverage would mitigate the financial impact of any potential loss.

On March 26, 2004, we received a letter from the SEC stating that the SEC was initiating a formal investigation of the Company. The SEC stated in its letter that it had made no determination of any violation of law by the Company or any individual at this time. We have fully cooperated with the SEC and believe the investigation is an outgrowth of our arbitration regarding development of LEP. We cannot ascertain or predict with certainty the eventual outcome of the investigation, and are therefore unable to determine whether the results of the investigation may have a material adverse impact on our results of operations or financial position.

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. In the opinion of management, the ultimate outcome of those proceedings of which management is aware, even if adverse to us, will not have a material adverse effect on our consolidated financial position or results of operations. While we maintain insurance to cover the use of our drug product candidates in clinical trials, we do not presently maintain insurance covering the potential commercial use of our drug product candidates and there is no assurance that we will be able to obtain or maintain such insurance on acceptable terms.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements made by NEOPHARM, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, manufacturing, regulatory approval, recruitment of patients, production and marketing of the Company’s drug candidates, including, but not limited to: our lead drug product candidate IL13-PE38QQR, or CINTREDEKIN BESUDOTOX, including the Phase III PRECISE trial for CINTREDEKIN BESUDOTOX, and our lead NeoLipid™ product candidates LE-SN38 and LEP-ETU; our ability to make, or the timing of, a filing of a Biologics License Application, or BLA, for approval of CINTREDEKIN BESUDOTOX with the United States Food and Drug Administration, or FDA; the performance of third-party contractors; uncertainty regarding the outcome of certain legal and regulatory investigations against us, unexpected adverse side effects or inadequate therapeutic efficacy of our drug product candidates, including, but not limited to, CINTREDEKIN BESUDOTOX, that could slow or prevent our drug product candidates coming to market; the uncertainty of patent protection for our intellectual property and trade secrets; our ability to raise additional funds at all or on terms acceptable to us; and other factors referenced under Item 1A, “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

The following should be read in conjunction with our condensed consolidated financial statements and related notes and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Risk Factors section included as Item 1A herein and in the Company’s 2005 Annual Report on Form 10-K. The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from statements made.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers. Our goal is to become a leader in the research, development, and commercialization of new and innovative anti-cancer treatments. As of September 30, 2006, we had 66 full time employees operating in our combined research and corporate facility in Waukegan, Illinois.

Since we began business in June 1990, we have devoted our resources primarily to funding research and product development programs. To date, we have not received FDA approval for any of our drug product candidates. We expect to continue to incur losses for the foreseeable future as we continue our research and development activities, which include the sponsorship of human clinical trials for our drug product candidates, and work to commercialize our lead drug product candidate, CINTREDEKIN BESUDOTOX. Until we are able to consistently generate profitable revenue through the sale of drug or non-drug products, we anticipate that we will be required to fund the development of our pre-clinical compounds and drug product candidates primarily by other means, including, but not limited to, issuing equity or other securities, licensing drug product candidates to third parties and collaborating with third parties to develop formulations of their compounds using our technology.

In 2006, our primary focus has been on developing and implementing a commercial strategy for CINTREDEKIN BESUDOTOX, preparing for a potential submission of a CINTREDEKIN BESUDOTOX BLA filing with the FDA, furthering development of our NeoLipid® liposomal drug product candidates and reducing and refocusing our expenditures to lessen the amount of cash used in the development and commercialization of our drug product candidates.

CINTREDEKIN BESUDOTOX

CINTREDEKIN BESUDOTOX, our most advanced drug product candidate, targets Glioblastoma multiforme, or GBM, the most common type of malignant primary brain tumor in adults. According to the Central Brain Tumor Registry of the United States, or CBTRUS, GBM tumors typically affect men more commonly than women, particularly men between the ages of 60 and 85 years. According to the CBTRUS, approximately 10,000 people are diagnosed annually with malignant glioma (GBM and anaplastic astrocytoma) and this disease is eventually fatal for most patients. Survival time for GBM patients ranges from six months for recurrent disease to 12 months with newly diagnosed disease despite aggressive treatments including surgery, radiation therapy and chemotherapy. GBM tumors mainly arise in the cerebral hemispheres (the main portions of the brain), but they can also occur in the brainstem, cerebellum, or spinal cord. Symptoms of a GBM can include headaches that are caused by increased intracranial pressure, neurological deficits such as weakness, sensory loss, coordination difficulties, visual impairment, cognitive impairment affecting memory and language, seizures, and personality changes

CINTREDEKIN BESUDOTOX is a recombinant protein consisting of a single molecule composed of two parts: a tumor-targeting molecule (Interleukin-13 or IL13) and a cytotoxic agent (Pseudomonas Exotoxin, or PE38). IL13 receptors are present in appreciable numbers on malignant glioma cells, but only minimally, if at all, on healthy brain cells. The cancer cell appears to latch onto and absorb the IL13 and the attached PE38, causing destruction of the cancer cell. Healthy brain cells appear to be unharmed because they do not internalize the PE. The drug is delivered via Convection Enhanced Delivery, or CED, a novel drug delivery system using catheters placed following tumor resection (removal), in areas with microscopic tumor spread or at risk of tumor spread around the tumor resection cavity.

CINTREDEKIN BESUDOTOX has received Orphan Drug designation and Fast Track designation from the FDA. CINTREDEKIN BESUDOTOX was also accepted into the FDA’s Continuous Marketing Application, or CMA, Pilot 2 Program. CINTREDEKIN BESUDOTOX has also received Orphan Drug designation in Europe.

Phase III Randomized Evaluation of Convection Enhanced Delivery of IL13-PE38QQR with Survival Endpoint, or PRECISE

PRECISE is our randomized, controlled Phase III clinical trial originally designed to enroll up to 300 patients in order to obtain 270 patients with confirmed GBM at first recurrence at study entry surgical resection for the intent-to-treat patient population, and compare overall survival, drug safety and quality of life of patients receiving CINTREDEKIN BESUDOTOX with patients receiving Gliadel® Wafer in the treatment of first recurrent GBM following surgical tumor resection. PRECISE achieved the 270 patient intent-to-treat milestone (276 intent-to-treat) in December 2005 after enrolling 294 patients. Patients were randomized so that two patients received CINTREDEKIN BESUDOTOX via CED for every one patient that received Gliadel Wafer placed in the resection cavity at the time of resection. The final efficacy analysis of the PRECISE trial is based on the CINTREDEKIN BESUDOTOX trial arm achieving a statistically significant improvement in overall patient survival as compared to the Gliadel® arm.

In June 2006, the PRECISE trial’s independent Data Monitoring Committee, or iDMC, completed the FDA-mandated PRECISE interim efficacy analysis after 160 patient deaths, recommending that PRECISE continue to the planned final efficacy analysis at 215 deaths. The interim efficacy assessment required interim trial data achieve a p-value, or confidence interval, of less than or equal to 0.005 as compared to the overall, originally planned PRECISE trial p-value objective of less than or equal to 0.048. In conjunction with its interim analysis, the iDMC reported no treatment related adverse or serious adverse events that differed from previous reports and those normally associated with GBM and reported that compliance in terms of catheter placement guidelines was over 80%. While we are blinded to the data and information in the PRECISE trial, we currently anticipate PRECISE’s final efficacy analysis to occur in the first quarter of 2007, although it could be before or after that date.

Additionally, enrollment was completed in June 2006, pending drug safety assessment, in a Phase I clinical trial of CINTREDEKIN BESUDOTOX for malignant glioma patients at initial diagnosis.

We are currently preparing for a possible submission of a BLA to the FDA to seek U.S. marketing approval for CINTREDEKIN BESUDOTOX, should the PRECISE trial achieve a statistically significant improvement in overall survival as compared to Gliadel®. However, there can be no assurance that the PRECISE trial will meet its endpoint in the time anticipated, that the FDA will approve the BLA or that the FDA will not require additional data or testing.

NeoLipid® Platform

In 2006, we have reassessed and reprioritized our NeoLipid® platform and strategy to focus development efforts on LEP-ETU, LE-SN38 and LE-DT.

LEP-ETU is a liposomal formulation of paclitaxel the active ingredient in the widely used cancer drug Taxol® which is approved in the U.S. for the treatment of breast, lung and ovarian cancers. We are preparing to submit our LEP-ETU Phase III clinical trial plans to the FDA in the fourth quarter of 2006 and we hope to commence enrollment in 2007.

LE-SN38 is a liposomal formulation of SN-38; the active metabolite of irinotecan, or Pfizer’s Camptosar®, a chemotherapeutic pro-drug used in the treatment of first- and second-line colorectal cancer. During the second quarter of 2006, we initiated enrollment in a Phase II clinical trial for LE-SN38 in metastatic colorectal cancer patients and expect to reach an interim analysis of this trial in the 2007 second quarter.

Pre-clinical work also advances on our earlier stage liposomal formulation of the anti-cancer agent docetaxel (LE-DT).

It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in early stage, or Phase I, clinical development, as well as the estimated date such drug product candidates would be available for sale, if approved by the FDA. A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Because our lead drug product candidate, CINTREDEKIN BESUDOTOX, has now completed enrollment in the Phase III PRECISE study, we estimate that we will incur further direct expenses of approximately $2 million to close out the study. Additional clinical trial expenses are expected to be incurred for CINTREDEKIN BESUDOTOX as we conduct additional clinical trials to investigate its potential use in other forms and stages of malignant glioma, in addition to recurrent glioblastoma multiforme. We also expect to incur additional expenses related to the preparation for a possible CINTREDEKIN BESUDOTOX BLA submission.

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

	Total Direct Costs
			Cumulative costs
	Three months ended	Nine months ended	through
Research Project	September 30, 2006	September 30, 2006	September 30, 2006
CINTREDEKIN BESUDOTOX	$2,158,000	$7,835,000	$62,559,000
LEP-ETU	191,000	806,000	7,512,000
LE-SN38	51,000	173,000	5,146,000
Non-project specific	1,919,000	7,386,000	N/A

Total research and development expenses	$4,319,000	$16,200,000	N/A

Results of Operations — Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005.

Our sole source of product revenue in each of the 2006 and 2005 third quarters was from sales of NeoPhectin™ and NeoPhectin-AT™. Generally, our results of operations for the three months ended September 30, 2006 reflect the benefit of our recent cost rationalization initiative, the December 2005 completion of enrollment in the PRECISE trial and our activities, and the timing of those activities to prepare CINTREDEKIN BESUDOTOX for commercialization in the event it is approved. Accordingly, the mix of expenses has shifted reflecting our transition toward a fully integrated biopharmaceutical company preparing for the potential commercial launch of its first product.

Research and development, or R&D, expenses were $4.3 million in the three months ended September 30, 2006, a decrease of $4.2 million versus the same period in 2005. The reduction in 2006 R&D spending was primarily due to the completion of enrollment in the PRECISE trial in December 2005 combined with recent headcount reductions.

Selling, general, and administrative, or SG&A, expenses were $3.7 million and $2.4 million for the three month periods ended September 30, 2006 and 2005, respectively, with the increase due primarily to advancement of our commercialization preparations for CINTREDEKIN BESUDOTOX and to $0.3 million in 2006 stock-based compensation expense due to our January 1, 2006 adoption of SFAS 123(R).

We recorded a benefit of $0.1 million in the three months ended September 30, 2006 related primarily to the impact of a decrease in our stock price on the estimated fair value of derivative financial instruments, principally stock options previously granted to non-employee consultants.

Employee severance, lease and fixed asset write-offs related to August 2006 organizational changes and the July consolidation of our facilities resulted in a $0.7 million charge in the three months ended September 30, 2006.

We generated interest income on cash and investments of $0.6 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively. The increase in interest income during the 2006 period was primarily due to an increase in average cash and short-term investment balances as a result of our January 2006 stock offering and to higher 2006 interest rates on our short-term investments.

Results of Operations — Nine months Ended September 30, 2006 vs. Nine months Ended September 30, 2005.

The sole source of product revenue in both the 2006 and 2005 year-to-date periods was from sales of NeoPhectin™ and NeoPhectin-AT™. During the nine month period ended September 30, 2005, we also recognized $0.5 million in revenue from NeoPhectin™ collaboration fees.

Generally, our results of operations for the nine months ended September 30, 2006 reflect the benefit of our recent cost rationalization initiative, the December 2005 completion of enrollment in the PRECISE trial and our activities, and the timing of those activities, to prepare CINTREDEKIN BESUDOTOX for commercialization in the event it is approved. Accordingly, the mix of expenses has shifted reflecting our transition toward a fully integrated biopharmaceutical company preparing for the potential commercial launch of its first product.

R&D expense for the nine months ended September 30, 2006 decreased by $8.4 million as compared to the same period in 2005 due primarily to the December 2005 completion of patient enrollment in the PRECISE trial and to 2006 reprioritization of R&D spending and resulting headcount reductions.

SG&A expenses increased $2.1 million, to $10.8 million, in the nine months ended September 30, 2006 due primarily to preparation of commercialization efforts for CINTREDEKIN BESUDOTOX and to $1.0 million in stock-based compensation expense resulting from our adoption of SFAS 123(R) in the first quarter of 2006, partially offset by $0.5 million in expenses in the 2005 period related to our licensing of CINTREDEKIN BESUDOTOX rights in Japan to Nippon.

We recorded a $1.3 million benefit due primarily to the impact of a decline in our stock price on the estimated fair value of derivative financial instruments, relating to stock options previously granted to non-employee consultants, following our 2006 adoption of SFAS No. 123(R).

Employee severance, lease and fixed asset write-offs related to the 2006 organizational changes and the July 2006 consolidation of our facilities resulted in a $1.7 million charge in the nine months ended September 30, 2006.

On May 16, 2005, we accepted $2.5 million as payment in full for all outstanding principal and interest due and owing on a promissory note that we had previously determined to be impaired. As a result of the payment, we recorded a $2.5 million benefit as Recovery of Note Receivable during the nine months ended September 30, 2005.

The Company generated interest income on cash and investments of $2.0 million and $1.2 million in the nine months ended September 30, 2006 and 2005, respectively. The 2006 increase in interest income was primarily due to an increase in average cash and short-term investment balances as a result of our public stock offering completed in January 2006 and to higher short-term interest rates in 2006 than in 2005.

Liquidity and Capital Resources

Our primary source of cash has been proceeds from issuance of our common stock.

As of September 30, 2006, we had $3.0 million in cash and cash equivalents and $42.2 million in short-term investments, consisting solely of auction rate certificates, which we believe provide us liquidity characteristics very similar to cash equivalents.

We currently believe that our cash, cash equivalents and short-term investments on hand at September 30, 2006 are sufficient to fund our currently projected level of activities into 2008. Our primary use of cash over the next 12-24 months is expected to be to fund advancement of our clinical, regulatory and commercial efforts and our NeoLipid® clinical and pre-clinical research and development efforts. The most significant expenses are expected to relate to a possible CINTREDEKIN BESUDOTOX BLA submission and to establishment of a commercial CINTREDEKIN BESUDOTOX infrastructure and capability.

We may seek to meet future funding requirements through public or private offerings of securities or with collaborative or other development or licensing arrangements with corporate partners. Additional financing may not be available when needed or on terms acceptable to us, if at all. If adequate financing is not available, we may be required to delay, scale back, or eliminate certain of our research and development programs, relinquish rights to certain of our technologies, drugs or products, or license our products or technologies to third parties that we would otherwise seek to develop ourselves.

We have no exposure to off-balance sheet arrangements, no special purpose entities, or activities that include non-exchange-traded contracts accounted for at fair value.

Outlook

The Company currently projects a net loss for full-year 2006 in a range around $35 million, or approximately $1.25 per share. The Company estimates that the 2006 projected net loss will result in cash used in operations of less than $34 million with cash and short-term investments on hand at December 31, 2006 expected to approximate $35 million. These projections reflect both the ongoing benefit of recent cost initiatives and the Company’s anticipation of increased fourth quarter 2006 spending for activities around BLA preparation and commercial and clinical development activities. NEOPHARM believes that cash and short-term investments on hand at September 30, 2006 are sufficient to fund the Company’s activities into 2008 at currently projected levels of activity.

Critical Accounting Policies

In preparing our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, we must make a variety of decisions and estimates that impact reported results and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which our accounting estimates are based, and the consistent application of those accounting principles. Due to the industry in which we operate and the nature of our business, the following accounting policies are those that we believe are most important to the portrayal of our financial condition and results and that require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2006, we were exposed to market risks, limited primarily to the impact of changes in U.S. interest rates on our cash and short-term investments. As of September 30, 2006, we held total cash and cash equivalents of $3.0 million and short-term investments in auction rate certificates of $42.2 million. All cash equivalents have a maturity less than 90 days. Declines in future interest rates would reduce interest income on our investments. Based upon our balance of cash, cash equivalents and short-term investments at September 30, 2006, a 1.0% decline in interest rates would decrease our annual interest income by approximately $0.5 million.

Item 4 — Controls and Procedures

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, have concluded, as a result of the material weakness in internal control over financial reporting which impacted our first-quarter results and as further discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, accumulated, communicated and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In May 2006, management concluded that a control deficiency with respect to the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options in the first quarter of 2006 constituted a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This control deficiency resulted in an adjustment to the unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2006 affecting derivative financial instruments and the change in fair value of derivative financial instruments.

Management has revised its policies and procedures with respect to its controls over the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options to ensure that all reasonable steps have been taken to correct this material weakness. As part of the remediation process, additional reviews and controls were implemented by management over the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options. The deficiency will not be considered remediated until the new internal controls are operational for a period of time and are tested and management has concluded that the controls are operating effectively. Until it is remediated, the identified control deficiency could result in a misstatement in the derivative financial instruments and the change in fair value of derivative financial instruments balances that would not be prevented or detected.

Procedures were undertaken enabling management to conclude that reasonable assurance exists regarding the reliability of financial reporting and of the preparation of the condensed consolidated financial statements contained in this filing. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

There have been no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2006, other than the ongoing controls established to remediate the identified first-quarter material weakness described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

NeoPharm, Inc. and certain of our current and former officers and directors have been named in a consolidated amended complaint, which alleges various violations of the federal securities laws in connection with our public statements regarding our LEP drug product candidate during the period from October 31, 2001 through April 19, 2002. On November 4, 2002, we moved to have the complaint dismissed. Our motion to dismiss was granted in part and denied in part in February 2003. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to include certain pre-class period statements in the complaint. The motion for summary adjudication asks the Court to rule that certain statements made in an arbitration award regarding the LEP drug product candidate be deemed facts established in this proceeding. We have filed oppositions to both motions on which the Court has not yet ruled. No trial date has been set and discovery is ongoing. We intend to vigorously defend each and every claim in the complaint. Management is unable to reasonably or accurately estimate the potential outcome or range of possibilities, if any. In addition, we believe that the Company’s insurance coverage would mitigate the financial impact of any potential loss.

On March 26, 2004, we received a letter from the United States Securities and Exchange Commission, or SEC, stating that the SEC was initiating a formal investigation of the Company. The SEC stated in its letter that it had made no determination of any violation of law by the Company or any individual at this time. We have fully cooperated with the SEC and believe the investigation is an outgrowth of our arbitration regarding development of LEP. We cannot ascertain or predict with certainty the eventual outcome of the investigation, and are therefore unable to determine whether the results of the investigation may have a material adverse impact on our results of operations or financial position.

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. In the opinion of management, the ultimate outcome of those proceedings of which management is aware, even if adverse to us, will not have a material adverse effect on our consolidated financial position or results of operations. While we maintain insurance to cover the use of our drug product candidates in clinical trials, we do not presently maintain insurance covering the potential commercial use of our drug product candidates and there is no assurance that we will be able to obtain or maintain such insurance on acceptable terms.

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

We currently have three drug product candidates in various stages of clinical development, having decided, based on our review of clinical and commercial data for LE-rafAON, not to pursue further development of that drug product candidate at this time. Each current drug product candidate is the subject of an effective Investigation New Drug application, or IND, that we filed with FDA. The protocols for any clinical trials we perform under these INDs must have institutional review board, or IRB, approval, and the trials must comply with the FDA’s good clinical practices, or GCP, and other regulations. There is no assurance that the clinical trials we may seek to conduct under these INDs will obtain IRB approval. There is also no assurance that FDA will allow us to continue the clinical trials that we have begun. FDA may suspend a clinical trial at any time if the agency believes that the patients participating in the study are or will be exposed to unacceptable health risks. FDA may also terminate an IND and require the sponsor to end all clinical trials under that IND, if it finds deficiencies in the IND or in the conduct of a trial under the IND. An IRB also may suspend or terminate a clinical trial. Some of our clinical trials are conducted in foreign countries, and the regulatory authorities of those countries have comparable authority to suspend and terminate clinical trials. Suspension or termination of the clinical trials of our drug product candidates could substantially delay or even prevent regulatory approval of the drug product candidates. There is no guarantee that clinical studies, if performed, will demonstrate the safety and efficacy of any drug product candidate we have in development.

Sales of our drug product candidates will be subject to pre-market approval requirements in the United States and in other countries. These requirements vary widely from country to country. We cannot assure you that we will receive approval to market any of our drug product candidates in any country, or that any approval we obtain will be on commercially viable terms. We have yet to submit an application for marketing approval for any of the drug product candidates we currently have under development. We cannot predict with certainty if or when we might submit any of these drug product candidates for regulatory review. We cannot assure you that once we submit a drug product candidate for review, the FDA or any other regulatory agency will approve that product on a timely basis or at all.

Approval of our drug product candidates in the United States or a foreign country may depend on our agreement to perform burdensome and expensive post-marketing studies or our agreement to a burdensome risk management plan that could interfere with physician and patient acceptance of our product. We cannot assure you that we will agree to perform such additional studies or to accept such a risk management plan. If we agree to perform post-market studies and then fail to conduct those studies with due diligence, or if those studies fail to verify the product’s clinical benefit, the FDA may withdraw its approval of the product. The FDA may also withdraw its approval of the product if it determines, based on other information, that the product does not present an acceptable balance of benefits and risks

If the FDA or a foreign regulatory authority approves one of our drug product candidates, we will need to manufacture, or contract with third parties to manufacture, a sufficient volume of that product to meet market demand. This will require accurate forecasting of market demand. There is no guarantee that we will accurately forecast the market demand for any of our drug product candidates or that there will be any market demand. There is also no assurance that we will be able to successfully manufacture, or find a third party to manufacture, adequate quantities of any of our drug product candidates to meet any market demand.

Our most advanced drug product candidate is CINTREDEKIN BESUDOTOX (IL13-PE38QQR), which we believe has potential to be used as a treatment for malignant glioma. In September 1997, we exclusively licensed worldwide rights to CINTREDEKIN BESUDOTOX from the National Institute of Health, or NIH, and FDA. Our Phase I clinical trials to date involving this drug product candidate have enrolled approximately 100 patients. On the basis of our preliminary Phase I clinical trial findings for this drug product candidate, we initiated the PRECISE trial, a pivotal Phase III multi-center, multi-national clinical trial that enrolled a total of 294 patients, of whom, in accordance with the trial protocol, approximately 196 patients were randomly selected to receive CINTREDEKIN BESUDOTOX. While a final efficacy analysis is currently expected early in 2007, there are no assurances that CINTREDEKIN BESUDOTOX will prove to be safe and effective or receive regulatory approval for any indication.

We also have two other drug product candidates in clinical development for the treatment of various cancers: LE-SN38 and LEP-ETU. We have initiated enrollment, currently ongoing, in a Phase II clinical trial for LE-SN38 and have completed two Phase I clinical trials and we are currently planning a Phase III clinical trial for LEP-ETU. There are no assurances that any of these drug product candidates will proceed to the next phase of clinical development, or prove to be safe and effective, or that any of them will receive regulatory approval for the treatment of the indications which we may pursue.

Even if we receive regulatory approval for one of our drug product candidates in the United States or a foreign country, there are no assurances that the product will prove to be commercially successful or profitable.

We are highly dependent on achieving success in the clinical testing, manufacturing, regulatory approval, and commercialization of our most advanced drug product candidate, CINTREDEKIN BESUDOTOX, which may never be approved for commercial use. If we are unable to commercialize CINTREDEKIN BESUDOTOX, our ability to generate revenues would be impaired and our business would be harmed.

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

We may suffer significant setbacks in our Phase III clinical trial of CINTREDEKIN BESUDOTOX, the PRECISE trial, even after achieving potentially promising results in earlier clinical trials. In the fourth quarter of 2005, we completed enrollment in the PRECISE trial for patients suffering from first recurrent glioblastoma multiforme tumors. Patients in the PRECISE trial received treatment either with CINTREDEKIN BESUDOTOX or with Gliadel® Wafers, a product currently approved to treat this disease. The primary endpoint of the study is to determine if there is a statistically significant overall patient survival difference between patients treated with CINTREDEKIN BESUDOTOX and patients treated with Gliadel® Wafers. While the final efficacy analysis for the PRECISE Trial is currently expected in early 2007, the results from this clinical trial may not demonstrate a statistically significant difference. If the results from the PRECISE trial do not demonstrate a statistically significant difference, the FDA could determine that additional clinical trials are necessary, which could delay or even prevent approval and commercialization.

Even if we conclude that the results from our clinical trial demonstrate a statistically significant difference, the FDA may not agree with us, for example, because it may evaluate the data using a different method. The FDA could also conclude that the clinical trial results are not clinically meaningful, that there were human errors in the conduct of the clinical trial, or that for some other reason the clinical trial results are inadequate to support approval of CINTREDEKIN BESUDOTOX. Even if the FDA agrees that the results from the PRECISE trial demonstrate a statistically significant difference, the FDA may require statistically significant results in a second Phase III trial before it will approve CINTREDEKIN BESUDOTOX. Even if we believe that we have submitted all of the data and information necessary to satisfy FDA requirements for approval of the BLA, there is a risk that the FDA will require additional data and information that we are unable to provide. Finally, even if the results are statistically significant, adverse safety findings in the PRECISE trial could delay or prevent regulatory approval.

Even if the results of the PRECISE trial are statistically significant, prior to commercialization of CINTREDEKIN BESUDOTOX in the United States, we will have to submit, and the FDA will have to approve, a Biologics License Application, or BLA, for CINTREDEKIN BESUDOTOX. A BLA is a lengthy, complex submission to the FDA, which must comply in format and content with elaborate and detailed FDA requirements. We have never submitted a BLA before. The FDA may refuse to accept a BLA for filing if it is incomplete. The length and outcome of the FDA’s review of the BLA is uncertain. The FDA’s approval is contingent on many factors, including its evaluation of our preclinical and clinical trial results, its assessment of the manufacturing process we propose as well as the process controls, its review of our drug substance specifications and proposed analytical procedures, the data we provide on the drug’s stability, and its inspection of the facilities where CINTREDEKIN BESUDOTOX is manufactured. The FDA may ask an advisory committee for its recommendations on the BLA, and we cannot predict the outcome of the advisory committee process.

We rely heavily on third parties with respect to, among other things, the production and testing of CINTREDEKIN BESUDOTOX. We have engaged several third parties to perform services, including: PPD Development, LP, or PPD, to oversee the PRECISE trial; Advance Clinical Services to oversee data management; and Diosynth RTP, Inc., or Diosynth, to manufacture drug substance. The failure of any of these third parties to fulfill their contractual obligations or otherwise perform key tasks appropriately or in a timely manner, or their failure to comply with applicable government regulations, could require us to seek alternative third parties to fulfill these functions and could significantly slow the filing of the BLA, preclude its timely approval or even preclude its approval altogether. For example, as part of the work that will be required to support a BLA for CINTREDEKIN BESUDOTOX, we have contracted with Diosynth to assist in the development of manufacturing processes in connection with the scale-up of manufacturing of CINTREDEKIN BESUDOTOX from preclinical testing and clinical development to commercial-scale operations, including the preparation and filing of documents for process development, method development, and process validation. These programs must be developed in compliance with applicable government regulations, including the FDA’s current good manufacturing practice, or cGMP, requirements for biological products, which are extremely complex and require considerable time, resources, and ongoing investment to comply with. Manufacturing establishments, including contract manufacturers such as Diosynth, are subject to inspections by the FDA for compliance with cGMP. Any errors or omissions in completing the process or method development or process validation, if not promptly corrected by us and/or Diosynth, could significantly delay our BLA filing. If FDA approval is delayed, or the FDA requires additional clinical testing or other information, or the FDA does not approve the BLA, our ability to achieve revenues from product sales may be impaired and our stock price would be materially and adversely affected.

Even though the FDA has awarded orphan drug designation to CINTREDEKIN BESUDOTOX, a competitor could obtain orphan drug designation for the same drug for the same indication and complete its clinical trials before we complete ours. The FDA could approve that competitor’s product first and give it seven years of market exclusivity. In this case, we might not be allowed to market our product in the United States for seven years. This would have a material adverse effect on our business. The law would permit the FDA to approve our product during the seven years if certain conditions were met, but there is no assurance we could satisfy these conditions. We might be able to market the product outside the United States, if certain conditions were met, but there is no guarantee that we would be able to satisfy those conditions. The export process can be complex, and there are no assurances that export would be permitted or that another country would accept the product. Even if the FDA approves CINTREDEKIN BESUDOTOX as an orphan drug and awards it seven years of exclusivity, the law permits the FDA, in certain situations, to approve a competitor’s product. This could have a material adverse effect on the commercial success of our product.

We depend on third parties for a variety of functions, including the research and development, manufacturing, clinical testing, and regulatory compliance of our drug product candidates. No assurance can be given that these third parties arrangements will allow us to successfully or timely develop, manufacture and market our drug product candidates.

We do not have the internal infrastructure to conduct clinical trial management or certain other aspects of clinical testing ourselves. On September 30, 2006, we had 66 full-time employees. We therefore rely on third parties to perform a variety of functions with respect to the clinical development of our drug product candidates, including clinical trial management and manufacturing of our drug product candidates. If we develop additional drug product candidates with commercial potential, we will have to either hire additional personnel skilled in clinical testing or engage third parties to perform such services.

We have engaged PPD to oversee our PRECISE trial for CINTREDEKIN BESUDOTOX. Our agreement with PPD obligates us to compensate PPD on a monthly basis and make milestone payments as the trial progresses. We have engaged other companies on a per study basis for assistance in the management and testing for our Phase I and Phase II clinical trials. To oversee data management in our clinical trials we have contracted, on a per study basis, with Advanced Clinical Services. To conduct our large animal testing, we have engaged, again on a per study basis, Southern Research Institute.

While we have been satisfied with the performance of these various organizations, we do not directly control them. We depend on these organizations to apply the appropriate expertise and resources to expeditiously and competently perform the services for which they have been retained. If any of these third parties with whom we contract breaches its agreement with us or fails to comply with an applicable government regulation, we might be required to find a satisfactory alternative service provider. In addition, our drug development efforts could be delayed or impaired. We are aware of other entities that could offer similar services to those offered by each of PPD Development and Advanced Clinical Services and other entities offering services similar to those provided by Southern Research Institute. We frequently change vendors and consider such items as price, vendor capabilities to meet our needs, and ease of transition in choosing new vendors.

In order to commercialize our drug product candidates successfully, we, or third parties with whom we contract, must be able to manufacture products in commercial quantities in compliance with the FDA’s cGMP requirements at acceptable costs and in a timely manner. We do not currently have commercial scale cGMP compliant manufacturing capacity for any of the drug product candidates we are developing. Currently, all of our liposome compounds are produced at the Center for Advanced Drug Development, the center, which is affiliated with the University of Iowa Pharmacy School. The Center has indicated that it is currently able to meet our needs for research and clinical trials, but we cannot be sure that it will be able to meet our needs in a timely manner or on a cost-effective basis in the future. If the Center were unable to meet our needs in the future, we cannot be sure that suitable alternatives could be found in a timely manner, if at all.

We have an agreement with Diosynth RTP, Inc., or Diosynth, pursuant to which Diosynth produced CINTREDEKIN BESUDOTOX for our Phase III PRECISE clinical trial, is manufacturing drug product substance for a potential regulatory submission and would supply our initial commercial requirements, if CINTREDEKIN BESUDOTOX is eventually approved.  In addition, we will need to contract with a suitable third party to provide fill and finish services for CINTREDEKIN BESUDOTOX.  While we are currently negotiating with third parties to provide these services, we have not as of yet entered into a definitive agreement.

If either the Center for Advanced Drug Development or Diosynth were to breach its agreement with us or fail to comply with any applicable governmental requirement or fail to deliver drug product substance in a timely manner, or we fail to secure third party services for the filling and finishing of our drug product, such actions could significantly delay or impair our drug development and/or BLA or submission efforts and we might be required to find satisfactory alternative service providers. Although we are currently aware of alternative manufacturers and service providers who might be able to supply us with our requirements for our drug product candidates, having to utilize alternative providers would result in significant delays in the development, filing for approval, and potential approval by the FDA of our drug product candidates, particularly for CINTREDEKIN BESUDOTOX.

We also in-license technology from governmental and academic institutions in order to minimize our investment in basic research, and we enter into collaborative arrangements with certain of these entities with respect to research and development of our drug product candidates. At this time we have a research agreement in place with the FDA. No assurance can be given that we will enter into more of these relationships, that we will be able to maintain or renew the research agreement with FDA, that this relationship will provide benefits to us, or that we will be able to establish new relationships on beneficial terms, without undue delays or expenditures.

Because all of our drug product candidates are in pre-clinical or clinical development, there is a high risk that further development and testing will demonstrate that our drug product candidates are not approvable or suitable for commercialization, which could cause our business to suffer.

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

Clinical development of any of our drug product candidates, including, but not limited to, CINTREDEKIN BESUDOTOX, may be curtailed, redirected, delayed, or eliminated at any time for any of the following reasons or for other reasons:

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

•       delays, suspension, or termination of trials imposed by us or an independent institutional review board for a clinical trial site, or a clinical hold placed upon the trial by the FDA;

•       regulatory delays or other regulatory actions, including changes in regulatory requirements;

•       our inability to adequately follow patients after treatment; and

•       delays in importing or exporting clinical trial materials.

A delay or termination of any of our clinical trials would have an adverse effect on our business. If any of our clinical trials is unsuccessful, this could preclude us from obtaining regulatory approval, which would have an adverse effect on our business. If any of our clinical trials is perceived as unsuccessful by the FDA or physicians, our business, financial condition, and operations would be harmed.

Our business is subject to extensive governmental regulation, and failure to comply with those regulations can lead to unanticipated delays in product development and approval and can prevent commercialization.

The FDA regulates the research, development, and testing of our drug product candidates. If any of our drug product candidates is approved for marketing and introduced into the market, the FDA will continue to regulate the manufacturing, labeling, distribution, marketing, and advertising activities of that product. Public health authorities in foreign countries have comparable authority. Compliance with these requirements before and after approval is expensive and time consuming. Failure to comply can lead to regulatory action that would have a negative impact on our business.

In order to market a new therapeutic product in the United States, we must prove that the product is safe and effective for its intended uses and that the product is manufactured in compliance with current Good Manufacturing Practices, or cGMP. Completing the pre-clinical and clinical testing necessary to prove the safety and effectiveness of a new therapeutic product, and establishing the capability to comply with cGMP, can take many years, be very costly, and still be unsuccessful. The results of pre-clinical testing and Phase I and II studies are not necessarily indicative of the results in larger patient populations, as evaluated in Phase III studies.

In order to market any of our drug product candidates, once this lengthy research and development process is completed, we will need to submit a BLA or NDA to the FDA. This will need to contain pre-clinical, clinical, manufacturing, labeling, and other information, and it must demonstrate that the drug product candidate is safe and effective for use in humans for each proposed indication. The FDA may refuse to accept any of our applications if it views the application as incomplete. The manufacturing facilities must also comply with cGMP, and FDA may inspect the facility before it approves the application.

Even if we complete the lengthy and expensive research and development process for one of our drug product candidates and file a BLA or NDA seeking approval to market the candidate, we do not know whether the FDA will approve the application on a timely basis, on commercially viable terms, or at all. The FDA’s review of a BLA or NDA that it accepts can take several years. The FDA can delay, limit, or deny approval for many reasons, including if:

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

•       it changes its approval policies or adopts new regulations; or

•       Congress amends the Food, Drug and Cosmetics Act, the Public Health Service Act, or other applicable laws.

The process of obtaining approvals in foreign countries is subject to uncertainty, delay, and failure for similar reasons.

In addition, the FDA (and foreign regulatory authorities) may approve a drug product candidate for fewer than all the indications requested or require that the drug product be labeled in a way that differs from our proposed labeling. Even if the FDA (or a foreign regulatory authority) approves one of our drug product candidates, it may require that we perform burdensome post-marketing studies and it may impose other burdensome requirements, including the requirement that we institute and maintain a special risk management plan to monitor and manage potential safety issues. These requirements could reduce or eliminate the drug product’s market potential.

A drug product and its manufacturer are subject to strict regulation after product approval by the FDA and comparable foreign authorities. The FDA regulates manufacturing, labeling, distribution, and promotional activities after product approval, as do comparable foreign regulatory agencies. We must also report certain adverse events and manufacturing issues involving our drug products to these agencies. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. In addition to FDA requirements, sales, marketing and scientific/education grant programs must comply with the anti-fraud and abuse provision of the Social Security Act, the False Claims Act and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, and the Veteran’s Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Previously unidentified adverse events or an increased frequency of adverse events that may occur post-approval could result in the FDA, or other agencies, requiring us to conduct further clinical research, which could be expensive and could lead to new and unfavorable information about the safety or the effectiveness of our product. New safety or effectiveness information after approval can result in a change in the labeling of our drug products, new or more extensive distribution restrictions, a new or expanded risk management program, product recalls, withdrawal of the drug product from the market, or withdrawal of product approval, any of which could materially affect the commercial success of the product. Any unforeseen problems with one of our drug product candidates after approval could preclude successful commercialization of that product and harm our business and stock price.

We have a history of operating losses, expect to continue to incur losses for the foreseeable future, and may never be profitable.

We have a limited operating history, and our operations consist primarily of the development of our drug product candidates and the sponsorship of research and clinical trials. Over the past three fiscal years ended December 31, 2005, we have incurred aggregate net losses of $149.1 million. We expect to incur additional losses and, as our development and commercialization efforts and clinical testing activities continue, our losses may increase. We also expect to experience negative cash flows for the foreseeable future as we fund our losses and capital expenditures. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity. To date, we have not sold or received approval to sell any drug product candidates, and it is possible that revenues from drug product sales will never be achieved. We have generated only very limited revenue from license fees and sales of products based upon our NeoPhectin™ technology (a novel cationic cardiolipin liposome based technology), and it is expected that additional license revenue and/or revenue from sales of NeoPhectin™ products will continue to be of limited significance. We cannot at this time predict when or if we will be able to develop other sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our drug product candidates.

Budget constraints may force us to delay our efforts to develop certain drug product candidates in favor of developing others, which may prevent us from commercializing all drug product candidates as quickly as possible.

Because we are a small company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. As a result, we may have to further prioritize development activities and may not be able to fully realize the value of some of our drug product candidates in a timely manner, as they will be delayed in reaching the market, if at all. We recently completed a reprioritization of the NeoLipid® program in an effort to substantially decrease our expenses, including a restructuring of our workforce and a reduction in research and development spending not related to our lead drug product candidate, CINTREDEKIN BESUDOTOX. If we are not successful in maintaining the planned level of spending, our efforts to commercialize CINTREDEKIN BESUDOTOX may be delayed. Additionally, the reduction in spending on our other drug product candidates could delay our commercialization efforts and negatively impact our strategy to diversify our development risk across a broad portfolio of drug product candidates.

Competition in the biopharmaceutical field is intense and subject to rapid technological change. Our principal competitors have substantially greater resources to develop and market products that may be superior to ours.

If we obtain regulatory approval for any of our drug product candidates, the extent to which they achieve market acceptance will depend, in part, on competitive factors. Competition in our industry is intense, and it is increased by the rapid pace of technological development. Existing drug products or new drug products developed by our competitors may be more effective or have fewer side effects, or may be more effectively marketed and sold, than any that we may develop. Many of our principal competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial, and managerial resources than we do. Competitive drug compounds may render our technology and drug product candidates obsolete or noncompetitive prior to our recovery of research, development, or commercialization expenses incurred through sales of any of our drug product candidates. The FDA’s policy of granting “fast track” approval for cancer therapies may also expedite the regulatory approval of our competitors’ drug product candidates.

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

(1)             This product is currently off-patent and generics are available.

Additionally, other drug companies are currently conducting clinical trials, which are in various stages, for numerous drug compounds that, if ultimately approved for marketing, could be competitive with our drug product candidates, including, but not limited to, clinical trials involving drug compounds for the treatment of glioblastoma multiforme which, if approved, could compete with CINTREDEKIN BESUDOTOX, if it is eventually approved for the treatment of that disease.

We also compete with other drug development companies for licenses to novel technologies as well as for collaborations with large pharmaceutical and other companies.

Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value.

The stock market has experienced significant price and volume fluctuations, which often have been unrelated to the operating performance of particular companies. In addition, the market price of our common stock has been highly volatile and is likely to continue to be so. For example, during the first nine months of 2006, the market price of our common stock fluctuated between $4.32 and $12.67 per share while during 2005, the market price of our common stock fluctuated between $15.47 and $7.16 per share.

The following factors, among others, could have a significant impact on the market price of our stock:

•       the success or failure of our clinical trials, including, but not limited to, the PRECISE trial involving our lead compound, CINTREDEKIN BESUDOTOX, or those of our competitors;

•       our ability to prepare, file and obtain approval of a BLA for CINTREDEKIN BESUDOTOX in a timely manner;

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

We will need to raise additional capital in the future. If additional capital is not available, or can not be obtained on favorable terms, we may have to curtail or cease operations.

We estimate that as of September 30, 2006, our then existing cash reserves, should be sufficient to finance our operations at current and projected levels of development and general corporate activity into 2008. We can offer no assurance that we will be able to generate revenues from product sales in the near term or in the future, at a rate sufficient to fund our operations. Even though we were successful in raising additional capital in January 2006, we will need additional future financing depending on a number of factors, including, but not limited to, the following:

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

All new drugs, including our drug product candidates under development, are subject to extensive and rigorous regulation by the FDA and comparable foreign authorities. These regulations govern, among other things, the development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale, and distribution of our drug product candidates. We rely on third parties to perform a variety of functions, including research and development, clinical trial management and testing, and manufacturing of our drug product candidates. We currently obtain the necessary raw materials for our drug product candidates, as well as certain services, such as testing, from third parties. We currently contract with suppliers and service providers that are required to comply with strict standards established by us. Certain suppliers and service providers are required to follow Good Laboratory Practices, or GLP, Good Clinical Practices, or GCP, and cGMP requirements and are subject to routine unannounced periodic inspections by the FDA and by certain state and foreign regulatory agencies for compliance with those requirements and other applicable regulations. There can be no assurance that the FDA and other regulatory agencies will find the manufacturing process or facilities or other operations of our suppliers and other service providers to be in compliance with GLP, GCP, cGMP, or other applicable requirements.

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

We have limited sales and marketing personnel and do not yet have distribution organizations, processes or capabilities in place, which means we must either enter into agreements with third parties to provide such capabilities or we must develop such capabilities ourselves.

We currently have limited internal sales and marketing, and do not have distribution resources. If we receive the required regulatory approvals, we could elect to market and sell our drug product candidates through distribution, co-marketing, co-promotion, or licensing arrangements with third parties. If we elect to market our drug product candidates directly, significant additional expenditures and management resources will be required to develop an internal marketing or sales force. We have no historical experience in establishing or maintaining an effective sales or marketing effort. If we decide to perform sales and marketing activities ourselves, we could face a number of additional risks, including, but not limited to:

•       the inability to attract and retain a marketing or sales force with relevant pharmaceutical experience;

•       the costs of establishing a marketing or sales force may not be recoverable if product revenues are lower than expected; and

•       there could be delays in product launch due to the time needed to develop and train an effective marketing organization or sales force.

On the other hand, to the extent that we enter into arrangements with third parties for the marketing and sale of our drug product candidates, any economic benefit [i.e. MAY NOT BE IN FORM OF “REVENUE”] we receive will depend primarily on the efforts of these third parties, and the resulting economic benefit received may be lower than if we marketed our drug products directly. In addition, we may not be successful in entering into sales and distribution relationships with third parties and, even if we are successful, we may not control the amount and timing of marketing resources such third parties devote to our drug product candidates.

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

Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We, along with certain of our current and former officers, are currently named as defendants in a number of class action lawsuits which have been consolidated for trial and are currently pending in the U.S. District Court for the Northern District of Illinois, and each of which alleges various violations of the federal securities laws in connection with certain of our public statements as they relate to our LEP drug product candidate. We may be named as a defendant in similar litigation in the future. While we are vigorously defending this litigation, this litigation has resulted, and can be expected to continue to result, in substantial costs and in a diversion of management’s attention and our resources, which could harm our business and financial condition, as well as the market price of our stock. Moreover, it may result in an adverse judgment against us or a settlement, either of which could require us to make a payment to the plaintiffs to the extent a possible payment exceeds or is not covered by our insurance.

The SEC has initiated a formal investigation of the Company. We believe that this investigation was initiated as a consequence of our arbitration proceeding, now concluded, involving Pharmacia’s development of LEP and LED and the class action lawsuits involving our public statements regarding LEP.

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

We have no historical experience in selling pharmaceutical or other products or in manufacturing or procuring drug products in commercial quantities in compliance with FDA rules and we have only limited experience in negotiating, establishing and maintaining collaborative relationships and conducting later stage phases of the regulatory approval process. Our ability to manage our growth, if any, will potentially require us to maintain, improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be adversely affected. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources, which are limited.

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

We have been granted “orphan drug” status with respect to the use of CINTREDEKIN BESUDOTOX for malignant gliomas (a class of brain tumors which includes glioblastoma multiforme), and we are thus potentially eligible to receive orphan drug exclusivity upon approval. In order to receive orphan drug exclusivity, we must be the first CINTREDEKIN BESUDOTOX product approved for malignant glioma. If we receive orphan drug exclusivity, it would prevent the FDA for a period of seven years from approving another sponsor’s marketing application for the same drug for the same indication, except that a subsequent applicant with the same drug could be approved if it demonstrated its product were clinically superior to our product or if we were unable to manufacture sufficient supplies of product. If it were determined that we do not have exclusive rights to the technology licensed to us by NIH, we might be unable to preclude third parties - during or after any period of orphan drug exclusivity - from commercializing a drug based on CINTREDEKIN BESUDOTOX for other indications. Competing CINTREDEKIN BESUDOTOX products, if suitable, could be prescribed by physicians for malignant glioma, even though not FDA-approved for that use. This could cause our business to suffer. Moreover, if it were determined that we do not have exclusive rights to the technology licensed to us by NIH, a third party might be able to develop a CINTREDEKIN BESUDOTOX based drug for the treatment of malignant glioma. If this competitor completed its clinical trials before we complete ours, the FDA could approve that competitor’s product first and give it seven years of market exclusivity. In such a case, we might not be allowed to market our product in the United States for seven years. Further, even if we receive seven years of market exclusivity, other applicants could receive approval of compounds other than CINTREDEKIN BESUDOTOX for malignant glioma, which would compete with our product.

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

If we are unable to adequately protect our proprietary technologies this could harm our competitive position and have a material adverse effect on our business.

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

We are highly dependent on the principal members of our management staff, our President and Chief Executive Officer, Mr. Guillermo A. Herrera, our Executive Vice President, or EVP and Chief Financial Officer, Ronald E. Pauli, our EVP and Chief Medical Officer, Dr. Jeffrey W. Sherman and our EVP, Commercial Operations, Timothy P. Walbert. These principal members of our management and scientific staff, other than Mr. Herrera, accepted employment on the basis of written offers which set forth the salary and benefits to be provided, including, but not limited to, salary continuation payments upon termination of employment. Mr. Herrera has a written employment contract with us. We do not have key man insurance on any of our management. If we were to lose the services of Mr. Herrera, or other principal members of our management staff, and were unable to replace them, our product development and the achievement of our strategic objectives could be delayed. In addition, our success will depend on our ability to attract and retain qualified commercial, scientific, technical, and managerial personnel. While we have not experienced unusual difficulties to date in recruiting and retaining personnel, there is intense competition for qualified staff and no assurance can be given that we will be able to retain existing personnel or attract and retain qualified staff in the future.

The demand for our drug product candidates, if any, may be adversely affected by health care reform and potential limitations on third-party reimbursement.

In recent years, there have been numerous proposals to change the health care system in the U.S.. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceutical products to government control. We cannot predict the effect that health care reforms may have on our business, and it is possible that such reforms will hurt our business. In addition, in both the U.S. and elsewhere, sales of prescription pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services with respect to new drug products in particular. If we succeed in bringing any of our drug product candidates to the market, we cannot be certain that our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us or our collaborators to sell our products on a competitive basis.

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

Physicians, patients, payors, or the medical community in general may be unwilling to accept, utilize, or recommend any of our drug product candidates, and the failure to achieve market acceptance will harm our business.

Even if approved for marketing, our drug product candidates may not achieve market acceptance. The degree of market acceptance of our drug product candidates will depend upon a number of factors, including:

•       the establishment and demonstration in the medical community of the safety and clinical efficacy of our drug product candidates and their potential advantages over existing therapeutic products, including non-liposomal forms of the active agents included in our drug products; and

•       pricing and reimbursement policies of government and third party payors such as insurance companies, health maintenance organizations and other plan administrators.

Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing, and other aspects of our business.

As of September 30 2006, management concluded that a control deficiency with respect to the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options constituted a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This control deficiency resulted in an adjustment to the unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2006 affecting derivative financial instruments and change in fair value of derivative financial instruments.

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

In June 2003, we adopted a stockholder rights plan that provided for the issuance of rights to purchase shares of our Series A Participating Preferred Stock, the Series A Preferred. Under the plan, we distributed one preferred share purchase right for each outstanding share of common stock. Each purchase right entitles the holder to purchase from us one one-thousandth (1/1000th) of a share of Series A Preferred at a price of $112.00 per share, subject to adjustment. The rights become exercisable, with certain exceptions, ten business days after any party, without prior approval of our Board of Directors, acquires, or announces an offer to acquire, beneficial ownership of 15% or more of our common stock. An exception to this policy exists in the case of our largest shareholder, Dr. John N. Kapoor, who, along with parties affiliated with him, is permitted to acquire up to 30% of our common stock without triggering the rights issuance. In the event that any party acquires 15% or more of our common stock (other than Dr. Kapoor for whom the threshold is 30%), we are acquired in a merger or other business combination, or 50% or more of our assets are sold after the time that the rights become exercisable, the rights provide that each right holder will receive, upon exercise, shares of the common stock of the surviving or acquiring company, as applicable, having a market value of twice the exercise price of the right. The stockholder rights plan may discourage or prevent certain types of transactions involving an actual or potential change in control, which transactions may be beneficial to our shareholders, by causing substantial dilution to a party that attempts to acquire us on terms not approved by our Board of Directors. In addition, Section 203 and other provisions of the Delaware General Corporation Law as well as provisions of our charter and by-laws could make a takeover of us or the removal of the members of the board of directors or management more difficult.

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

NEOPHARM, INC.

Date: November 9, 2006	By:	/s/ Ronald E. Pauli
Ronald E. Pauli,
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)