Form 10-K
period 2006-12-31
NEOPHARM INC
filed 2007-03-16
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒                               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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
PREFERRED STOCK PURCHASE RIGHTS

(Title of each class)

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

The aggregate market value of the registrant’s common stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of 10% of the registrant’s stock) of the registrant, par value $.0002145 per share, (based on the closing price of such shares on the NASDAQ on June 30, 2006) was $79,872,000. As of March 1, 2007 there were 28,080,408 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required in Part III of the registrant’s Annual Report on Form 10-K for December 31, 2006 is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2006.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1.                BUSINESS

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K includes forward looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward looking statements are subject to a number of risks, uncertainties, and assumptions about us, including, among other things:

•       failure to achieve positive results in clinical trials sufficient to advance product candidates through the regulatory process;

•       ability to successfully manage our product candidates through the regulatory process;

•       failure to successfully manufacture, or cause to be manufactured, product for clinical trials, regulatory filings and potential commercial sale;

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

•       governmental regulation;

•       technological change;

•       changes in industry practices; and

•       one-time events.

In addition, in this annual report, the words “believe,” “may,” “will,” “estimate,” “possible,” “potential,” “hope,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, our business, or our management, are intended to identify forward looking statements. All of our forward looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading ITEM 1A.—RISK FACTORS, and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward looking statements.

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

BUSINESS OVERVIEW

NeoPharm, Inc. is a Delaware corporation incorporated on June 15, 1990.

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of cancer. We have built our drug development program around our two proprietary technology platforms: a tumor-targeting toxin platform and NeoLipid liposomal drug delivery system. We have advanced four drug product candidates in various stages of clinical development for the treatment of cancer. The following table summarizes key information about our current drug product candidate pipeline:

Drug product candidate	Clinical indication(s)	2007 Clinical development status	Commercialization rights
CINTREDEKIN BESUDOTOX	Glioblastoma multiforme	Completed Phase 3(1)	Worldwide(2)
(IL13-PE38QQR)	(brain cancer)
LE-SN38	Colorectal cancer and other solid tumors	Phase 1	Worldwide
LEP-ETU	Breast cancer, lung	Planning possible Phase 3	Worldwide
(Liposomal Paclitaxel)	cancer, ovarian cancer, and other solid tumors
LE-DT	Cancer	Pre-IND	Worldwide
(Liposomal Docetaxel)

(1)          Meeting currently scheduled with the U.S. FDA late in first-quarter 2007 to discuss possible regulatory paths forward, if any.

(2)          Development and commercialization rights for Japan have been sublicensed to Nippon Kayaku Co., Ltd.

The drug product candidate which we have advanced the farthest is CINTREDEKIN BESUDOTOX, a tumor-targeting toxin being developed as a treatment for glioblastoma multiforme, or GBM, a deadly form of brain cancer. In December 2006, we reached the final efficacy endpoint at 215 deaths in our Phase 3 PRECISE clinical trial, the PRECISE Trial, for the treatment of recurrent GBM. The PRECISE Trial did not meet the primary endpoint at 215 deaths, which was a statistically significant difference, or separation, in the overall survival curves versus the Gliadel Wafer®, or Gliadel. See “DRUG PRODUCT CANDIDATES—CINTREDEKIN BESUDOTOX” below.

In 2006, we reassessed and reprioritized our NeoLipid® platform and strategy to focus development efforts on LE-SN38, LEP-ETU and LE-DT and ceased development of LErafAON.

LE-SN38 is a liposomal formulation of SN-38; the active metabolite of irinotecan, or Pfizer’s Camptosar®, a chemotherapeutic pro-drug used in the treatment of first- and second-line colorectal cancer. During the second quarter of 2006, in conjunction with the Colorectal and Leukemia Group B

(CALGB), we initiated enrollment in a Phase 2 clinical trial for LE-SN38 in metastatic colorectal cancer patients and completed enrollment of the 21st patient in December 2006. We expect an interim analysis of data from this LE-SN38 Phase 2 trial in the second quarter of 2007, after the first 21 patients have completed treatment.

LEP-ETU is a liposomal formulation of paclitaxel, the active ingredient in the widely used cancer drug Taxol®, which is approved in the U.S. for the treatment of breast, lung and ovarian cancers. We are currently in ongoing discussion with the FDA on clinical and regulatory plans for LEP-ETU.

Pre-clinical work also advanced on our earlier stage liposomal formulation of the anti-cancer agent docetaxel, LE-DT, which is the active ingredient in Sanofi Aventis’ Taxotere® which is approved for use in certain breast cancer, non-small cell lung cancer, gastric adenocarcinoma and head and neck cancer indications. We anticipate filing an LE-DT Investigational New Drug Application, or IND, with the U.S. FDA in late 2007.

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

During 2006, we continued to realign our organization, consolidate our operations into a single facility and reduce our cost structure to better support our business objectives. During the first nine months of 2006, we reduced our workforce by 26 associates under an organizational restructuring initiative and consolidated all of our operations into our Waukegan, Illinois facility. In May 2006, Dr. Imran Ahmad resigned as our Executive Vice President and Chief Scientific Officer and, in June 2006, we entered into a separation and consulting agreement with our former Chief Financial Officer, Mr. Larry Kenyon, which became effective August 31, 2006. In December 2006, we completed an additional organizational restructuring which resulted in a workforce reduction of an additional 14 positions, or approximately 20% of the workforce at that time and recorded related expense of $230,000. Aggregate 2006 employee termination costs related to 2006 reorganization and separation agreements were $1,528,000. As a result of the facility consolidation, we also recorded a $339,000 charge in 2006 related to the estimated lease exposure for our former Lake Forest, Illinois office space and wrote off $94,000 in related equipment and leasehold improvements.

In January 2006, we completed the sale of 4,025,000 shares of our common stock to the public. Proceeds to the Company were $38.7 million net of underwriting fees but before expenses. The proceeds from this sale of stock are being used to fund clinical trials of our drug product candidates; preclinical studies for other potential drug product candidates; and for working capital, capital expenditures, and other general corporate purposes.

MARKET OVERVIEW

According to the American Cancer Society, or ACS, 2007 Cancer Facts and Figures, cancer is the second leading cause of death in the United States, accounting for one in every four deaths. The ACS 2007 Cancer Facts and Figures also estimates that doctors will diagnose approximately 1.4 million new cases of cancer in the United States in 2007. The National Institutes of Health, or NIH, estimate that the annual cost of cancer in 2006 was approximately $206.3 billion, including $78.2 billion in direct medical costs and $17.9 billion for morbidity costs, which includes the cost of lost productivity.

Cancer is characterized by uncontrolled cell division resulting in the growth of a mass of cells commonly known as a tumor. Cancerous tumors can arise in almost any tissue or organ and cancer cells, if not eradicated, spread, or metastasize, throughout the body. Cancer is believed to occur as a result of a number of factors, including hereditary and environmental factors.

For the most part, cancer treatment depends on the type of cancer and the stage of disease progression. Generally, staging is based on the size of the tumor and whether the cancer has metastasized or spread. Following diagnosis, solid tumors are typically surgically removed or the patient is given radiation therapy. Chemotherapy is the principal treatment for tumors that are likely to, or have, metastasized. Chemotherapy involves the administration of drugs which are designed to kill cancer cells, affect the growth of tumors, or reduce blood flow to tumors, in an effort to reduce or eliminate cancerous tumors.

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

The products we currently have under development potentially target a broad range of solid tumors. The table below shows the incidence and mortality estimated for the year 2007 for various types of solid tumor cancers that our products seek to treat:

Cancer Indication	New Cases	Deaths
Brain	20,500	12,740
Breast	180,510	40,910
Colorectal	153,760	52,180
Lung	213,380	160,390
Ovarian	22,430	15,280
Prostate	218,890	27,050

Source: American Cancer Society, 2007 Cancer Facts and Figures

BUSINESS STRATEGY

We are a biopharmaceutical company focused on discovering, developing, and commercializing innovative anti-cancer treatments. Our strategy consists of the following key elements:

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

Develop our existing product portfolio

We currently have four clinical and pre-clinical stage anti-cancer drug product candidates under development in cancer and certain other indications. We intend to further develop these drug product candidates both by using our internal resources and by continuing to collaborate with other companies and leading governmental and educational institutions. In 2006, we reassessed and reprioritized our

NeoLipid® platform and strategy to focus our NeoLipid development efforts on LE-SN38, LEP-ETU and LE-DT and ceased development of LErafAON.

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

Increase the potential for commercial success through diversification

We are developing our drug product candidates simultaneously in an attempt to increase our chances of commercial success through diversification as well as potential partnerships with third parties.

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

DRUG PRODUCT CANDIDATES

CINTREDEKIN BESUDOTOX (IL13-PE38QQR)

The drug product candidate which we have advanced the farthest is CINTREDEKIN BESUDOTOX a tumor-targeting toxin being developed as a treatment for glioblastoma multiforme, or ^GBM^, a deadly form of brain cancer. In December 2006, we announced that the Phase 3 PRECISE Clinical trial of CINTREDEKIN BESUDOTOX in the treatment of recurrent GBM did not meet the primary endpoint at 215 deaths, which was a statistically significant difference, or separation, in the overall survival curves versus the Gliadel Wafer®, or Gliadel.

Since the announcement of the PRECISE trial results, the Company has been working with its Scientific Advisory Board to identify a potential regulatory path forward based on the totality of the clinical data gathered to date. The top-line PRECISE Trial results were as follows:

Median Survival CB = 36.4 weeks

Median Survival Gliadel = 35.3 weeks

Months	CB (% Survival)	Gliadel (% Survival)
6	69.4	62.4
12	35.1	30.1
18	20.0	14.5
24	14.4	14.5

We plan to meet with FDA in late March 2007 to discuss the possibility of approval on the strength of our data and analyses. We cannot predict the outcome of that meeting. FDA could evaluate the data a different way, for example using different statistical methods, and reach different conclusions about the PRECISE trial altogether. FDA could agree with our conclusions about the PRECISE trial, but still reject the argument that these conclusions may support product approval. Even if FDA agreed that these conclusions may support product approval, it could require statistically significant results from a second Phase 3 trial. There is no assurance that we would or could generate these additional data. The agency could also reject the data from the PRECISE trial for other reasons, including human errors in the conduct of the clinical trial. See Item 1A—“Risk Factors”.

We have exclusively licensed CINTREDEKIN BESUDOTOX from the NIH and the FDA, and have been developing this drug product candidate under a Cooperative Research and Development Agreement, or CRADA, with the FDA Center for Biologics Evaluation and Research, or CBER. CINTREDEKIN BESUDOTOX has received orphan drug designation in the US and Europe and fast track drug development program status from the FDA. In addition, CINTREDEKIN BESUDOTOX had been selected to participate in the FDA’s Continuous Marketing Application, CMA, Pilot 2 program. We also hold a non-exclusive license to utilize a patented process owned by the U.S. government relating to convection enhanced delivery, or CED, for us to use with drugs, including CINTREDEKIN BESUDOTOX in the treatment of cancer.

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

CINTREDEKIN BESUDOTOX, on the other hand, is being developed as a highly specific tumor-targeting agent. CINTREDEKIN BESUDOTOX is a recombinant protein consisting of a single molecule composed of two parts: a tumor-targeting molecule and a cytotoxic agent. The targeting component consists of interleukin-13, an immune regulatory cytokine, IL-13. Malignant glioma cells, as compared to normal brain cells, express IL-13 receptors at a higher density. IL-13 is an immune regulatory cytokine, or protein, secreted by cells. The cytotoxic agent is a potent bacterially derived toxin called PE38. CINTREDEKIN BESUDOTOX is designed to detect and bind IL-13 receptors on the surface of malignant glioma cancer cells and selectively deliver PE38 to destroy tumor cells while sparing healthy surrounding cells. CINTREDEKIN BESUDOTOX is administered by a technique known as convection-enhanced delivery, or CED, in which the drug is delivered through catheters inserted in brain tissue surrounding the tumor (peritumoral administration) or into the tumor (intratumoral administration) following surgical resection of the tumor. CED is designed to infuse CINTREDEKIN BESUDOTOX directly to the tumor site and adjacent brain tissue with the goal of killing resident tumor cells and preventing recurrence of tumor cell growth.

LE-SN38

LE-SN38 is our NeoLipid liposomal formulation of SN-38, the active metabolite of Camptosar® (Pfizer, Inc.), a chemotherapeutic pro-drug, which is used as a first-line and second-line colorectal cancer treatment. At the present time, without the NeoLipid system, SN-38 is insoluble and can only be used to treat cancer by administering the pro-drug Camptosar®. A pro-drug is a compound that is converted into the active drug in the body. However, Camptosar® is converted into SN-38 in colorectal cancer cells at different rates by different patients, and this variability in conversion rates can result in suboptimal dosing and adverse side effects, such as severe diarrhea. By employing our proprietary NeoLipid technology to deliver SN-38, we hope to deliver the active drug to the tumor cells without the need for conversion, therefore minimizing variability and optimizing dose with minimal side effects.

During 2004, we completed a Phase 1 clinical trial for LE-SN38. The primary objectives of the Phase 1 study were to determine the pharmacogenomics, pharmacokinetics, and safety of LE-SN38 in patients with advanced local or metastatic solid tumors who have failed conventional therapy. Tumor progression was also monitored. In this trial, groups of patients received escalating doses of intravenous LE-SN38 infusion over 90 minutes every 21 days until disease progression or unacceptable toxicity levels were reached. Results from this Phase 1 study demonstrated the safety and tolerability of LE-SN38 and established a maximum tolerated dose, or MTD, for all but a small subset of patients that metabolize SN-38 slowly. Pharmacokinetic analysis of blood samples from patients treated with LE-SN38 showed that blood levels and systemic drug exposure to SN-38 were comparable to or greater than that expected from the marketed Camptosar® dose based on previously published studies. In addition, dose limiting diarrhea was not observed.

During the second quarter of 2006, in conjunction with the Colorectal and Leukemia Group B, or CALGB, we initiated enrollment in a Phase 2 clinical trial for LE-SN38 in metastatic colorectal cancer patients and completed enrollment of the 21st patient in December 2006. We expect an interim analysis of data from this LE-SN38 Phase 2 trial in the second quarter of 2007, after the first 21 patients have completed treatment.

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

During 2004, we completed a Phase 1 clinical trial for LEP-ETU. Results of the study indicated that LEP-ETU appeared to be well tolerated in terms of typical paclitaxel side effects by the majority of patients, including those receiving the higher doses of drug, as well as those who were not premedicated with antihistamines and steroids. We are in ongoing discussion with the FDA on clinical and regulatory plans for LEP-ETU.

LE-DT

Pre-clinical work has also advanced on our earlier stage liposomal formulation of the anti-cancer agent docetaxel, LE-DT, which is the active ingredient in Sanofi Aventis’ Taxotere® which is approved for use in certain breast cancer, non-small cell lung cancer, gastric adenocarcinoma and head and neck cancer indications. We anticipate filing an LE-DT Investigational New Drug Application, or IND, with the U.S. FDA in late 2007.

Competition

Each of the drug product candidates will face competition from products currently on the market or under development. The following table lists our current principal competitors and their products which would compete with our drug product candidates in the future:

Our drug product candidate	Principal competitor	Competitor’s product
CINTREDEKIN BESUDOTOX(1)	MGI Pharma, Inc.	Gliadel® Wafer
LE-SN38	Pfizer Inc.	Camptosar®
LEP-ETU	Bristol-Myers Squibb Co. Abraxis BioScience, Inc.	Taxol®(2) Abraxane®
LE-DT	Sanofi Aventis.	Taxotere®

(1)   Meeting currently scheduled with the U.S. FDA late in first-quarter 2007 to discuss possible regulatory paths forward, if any.

(2)   This product is currently off-patent and generics are available.

We also compete with drug development companies for access to novel technologies as well as in potential collaborations with large pharmaceutical and other life sciences companies.

RESEARCH AND DEVELOPMENT PROGRAM

We conduct pre-clinical research to investigate other compounds that could potentially benefit from our NeoLipid technology. Our pre-clinical research is generally conducted in laboratories in our Waukegan, Illinois facility. As of December 31, 2006, we employed 30 individuals in research and development, down from 71 individuals at December 31, 2005, as we have been aggressively reprioritizing our workforce to better conserve our working capital. We have incurred research and development expenses to advance our drug product candidates and pre-clinical compounds totaling $21.2 million, $31.9 million and $44.5 million in 2006, 2005 and 2004, respectively, with research and development expenditures decreasing over time due to the timing of completion of the PRECISE trial, advancement of other product candidates from the laboratory toward clinical testing and the reprioritization of our NeoLipid development efforts and resulting reduction in the number of persons working in this area.

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

We received a $2 million non-refundable up-front license fee in January 2005 and the right to receive royalties on future commercial sales. Under the license agreement, Nippon Kayaku assumes responsibility for, and the costs associated with, the development and testing of CINTREDEKIN BESUDOTOX and obtaining regulatory approvals in Japan although we are required to provide Nippon Kayaku with supplies of CINTREDEKIN BESUDOTOX free of charge to conduct pre-clinical, Phase 1 and Phase 2 testing. If CB were to be commercialized in Japan, we would be obligated to supply Nippon Kayaku with CINTREDEKIN BESUDOTOX for commercial sale at a pre-determined price. Currently, we are working with Nippon Kayaku to assess the results of the PRECISE trial and to determine what future action, if any, will be taken pursuant to the license agreement.

The initial term of the license agreement is ten years from the date of the first commercial sale in Japan, and the agreement may be extended at the option of Nippon Kayaku, for a mutually agreed upon period. Under the terms of the license agreement, each party may terminate the license agreement upon the occurrence of certain defaults by the other.

Georgetown University Agreements

We currently have three license agreements with Georgetown University relating to various liposome- related products.

Under the Georgetown licenses, and in return for sponsoring related research, we were granted exclusive licenses to manufacture and sell LED (liposome encapsulated doxorubicin), LEP (liposome encapsulated paclitaxel), and LErafAON. We are obligated to pay royalties to Georgetown on commercial sales of these products. In addition, through December 31, 2006, we have paid an up-front licensing fee and advance royalty payments (which may be credited against future royalties) of $75,000. Additionally, we may be obligated to make milestone payments upon achieving certain development objectives for these compounds. For LEP, we have potential maximum aggregate milestone payments remaining of $250,000 and would pay a royalty rate of 2.5% on any commercial sales of the product. The Georgetown licenses expire in 2013 for LED, 2014 for LEP and 2020 for LErafAON. The licenses may also be terminated by either party in the event of a default by the other party. At this time, we have ceased development of LErafAON.

National Institutes of Health

In September 1997, we entered into an exclusive worldwide licensing agreement with the NIH (an agency of the United States Public Health Service, or PHS, within the Department of Health and Human Services, DHHS) whereby we were granted the right to develop and commercialize CINTREDEKIN BESUDOTOX, IL13-PE38QQR, for the treatment of cancer. The CINTREDEKIN BESUDOTOX license required us to pay NIH an initial $75,000 non-refundable payment and requires minimum annual royalty payments to NIH of $10,000 that increase to $25,000 after the first commercial sale. The

CINTREDEKIN BESUDOTOX license also requires us to pay to NIH milestone payments of up to $585,000 upon completion of various phases of development of CINTREDEKIN BESUDOTOX, and a maximum royalty of 4% based on future product sales, if any. The license agreement terminates in 2018. However, we have the unilateral right to terminate the license agreement at any time upon 60 days written notice. The NIH may terminate the agreement upon our default in performing any material obligations under the agreement or if they determine that such action is necessary to meet the requirements for public use specified by federal regulations and we were not reasonably satisfying such requirements. While providing us with an exclusive license, it should be noted that, as is typical in such agreements, the NIH does not make any representations or warranties in the license agreement as to the validity or enforceability of the licensed rights and does retain certain rights of use for the government.

On May 30, 2006 we entered into a non-exclusive Patent License Agreement with the PHS providing us with a non-exclusive license to utilize a patented process owned by the U.S. government relating to convection enhanced delivery, or CED, for use with drugs, including CINTREDEKIN BESUDOTOX, in the treatment of gliomas, in the U.S., its territories and possessions. Under the terms of this Patent License Agreement, we have paid PHS a noncreditable, nonrefundable license issue royalty of $5,000 and have agreed to pay a nonrefundable, minimum annual royalty of $2,000, which will be credited against earned royalties, which are fixed at one-half of one percent (0.5%) on aggregate future product sales over $100 million. An additional benchmark royalty of $20,000 is payable within thirty (30) days of receiving approval from the U.S. FDA to use the licensed CED process in administrating a drug for the treatment of gliomas. Pursuant to an amendment to this Patent License Agreement entered into in August 2006, we expanded the field of use to cover the treatment of cancer, were given the right to sublicense our rights and extended the time for us to reach certain benchmarks. In return for these additional rights, we agreed to pay additional sublicensing royalties of one and one-half percent (1.5%), to a maximum of $200,000, on the fair market value of any upfront consideration received for granting a sublicense.

U.S. Food and Drug Administration

In August 1997, we entered into a cooperative research and development agreement with the FDA, the FDA CRADA, covering the CINTREDEKIN BESUDOTOX compound licensed from the NIH. Pursuant to the FDA CRADA, we agreed to commercialize CINTREDEKIN BESUDOTOX and the FDA agreed to collaborate on the clinical development and commercialization of the licensed compound. Under the terms of the FDA CRADA, we paid $130,000 to the FDA in 2005. Funding for the FDA CRADA expired April 30, 2006. Termination of the FDA CRADA, however, did not affect our rights under our license agreement with the NIH for CINTREDEKIN BESUDOTOX.

In summary, the amounts paid to our research and development collaborators under our various agreements, as well as our potential aggregate future commitments under these agreements, are included in the following table:

Research and Development Collaboration Expenses

	Aggregate Payments Made through December 31, 2006	Additional Aggregate Potential Payments(1)
Georgetown	$2,562,000	$250,000
NIH	1,343,000	400,000
FDA	2,075,000	—
Total Collaboration Expenses	$5,980,000	$650,000

(1)          These amounts do not include potential sales-based royalty payments that may be required under the various license agreements

Manufacturing Agreements

In order to successfully commercialize our drug product candidates, we, or third parties with whom we contract, must be able to manufacture products in commercial quantities in compliance with the FDA’s current Good Manufacturing Practices, or cGMP, at acceptable costs and in a timely manner. As we do not currently own a cGMP manufacturing facility, we have contracted with third parties to provide us with cGMP production capacity.

In August 2002, we entered into an agreement with Diosynth RTP, Inc., or Diosynth, to produce CINTREDEKIN BESUDOTOX for the PRECISE trial. In September 2005, we amended the Diosynth agreement to encompass work necessary to support a potential CINTREDEKIN BESUDOTOX BLA submission. Further, in late 2006, to secure access to manufacturing capacity for the potential manufacture, scale-up of manufacturing and regulatory advancement of CINTREDEKIN BESUDOTOX through early 2008, we entered into contractual commitments with Diosynth, under take or pay agreements, under which we are obligated to pay half of the committed processing costs, or approximately $1.8 million at December 31, 2006, should we elect not to utilize such capacity. We have not yet secured potential longer-term commercial manufacturing capacity for CINTREDEKIN BESUDOTOX from Diosynth, but believe that we would be able to do so, or, alternatively, we believe there are other sources of supply available to us, although securing such alternative sources would significantly delay production.

Currently, all of our liposome compounds are produced on a purchase order basis at the Center for Advanced Development, the Center, which is affiliated with the University of Iowa Pharmacy School. The Center has indicated that it is currently able to meet our needs for research and clinical trials, but we cannot offer any assurance that they will be able to do so in a timely manner or on a cost effective basis in the future. We do not have a formal manufacturing agreement with the Center and, therefore, have limited ongoing obligation to manufacture our compounds at this facility.

Our current laboratory facility generally provides us with the capacity to produce the quantities of our compounds intended solely for our pre-clinical research and development purposes.

We believe there are other sources of raw materials and contract manufacturing that would be acceptable to us and would comply with the requirements of the FDA. However, there can be no assurances that we could enter into agreements with these alternative suppliers or manufacturers on terms and conditions acceptable to us, if at all or that having to obtain alternative sources of supply would not substantially delay or curtail development or potential commercialization of our drug candidates.

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

Government Regulation

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture, and marketing of our drug product candidates and in our ongoing research and development activities. The nature and scope of this regulation will depend on the nature of the products we develop. We anticipate, however, that each of our drug product candidates will be subject to extensive regulation during the pre-approval research and development phase, and that each will require approval by the Food and Drug Administration, or FDA, prior to commercialization in the United States (and approval by comparable foreign government authorities prior to commercialization in those countries). In particular, human therapeutic products are subject to extensive oversight during the preclinical and clinical phases, as well as a rigorous approval standard and elaborate approval procedures, both in the United States and in foreign countries. Various Federal statutes and regulations also govern or influence the manufacturing, packaging, labeling, and storing of human therapeutic products both during the pre-approval period and after approval. Various Federal statutes and regulations impose record-keeping and reporting requirements with respect to these products both before and after approval and regulate the promotion and marketing of these products after approval. The process of obtaining approval and compliance with the appropriate Federal statutes and regulations both before and after approval requires substantial time and financial resources.

The steps ordinarily required before a new drug may be marketed in the United States, which are similar to the steps required in most other countries, include:

•       preclinical laboratory tests, preclinical studies in animals, formulation studies, and the submission to FDA of an investigational new drug application, or IND;

•       adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication sought;

•       the submission of a new drug application, NDA, or biologics license application, BLA, to FDA; and,

•       FDA review and approval of the NDA or BLA.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies. FDA regulates the laboratory work and facilities through good laboratory practice, GLP, regulations. The results of preclinical testing are submitted to FDA as part of an IND. There is a 30-day waiting period after the filing of each investigational new drug application before clinical testing in humans may begin. At any time during the 30-day period, FDA may place the proposed study on clinical hold. A clinical hold means that the trial may not begin until FDA notifies the sponsor that it may begin. FDA may impose a clinical hold, for example, if it finds that human subjects will be exposed to an unreasonable and significant risk of injury, or if the IND does not contain sufficient information to assess the risks to subjects of the proposed study.

Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase 1, clinical trials are conducted with a small number of subjects to assess the metabolism, pharmacokinetics, and pharmacological actions of the drug, to determine the side effects associated with increasing doses, and if possible to gain early evidence of the drug’s efficacy. Phase 2 usually involves studies in a limited patient population to assess the efficacy of the drug in specific, targeted indications; assess dosage tolerance and optimal dosage; and determine common short-term side effects and risks associated with the drug.

If a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to further demonstrate efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical trial sites. Phase 3 trials are intended to gather the additional information about safety and efficacy that is needed to support product approval.

Any clinical trial conducted under an IND is subject to FDA regulations, including its good clinical practices, or GCP, requirements (which include safety reporting requirements), informed consent requirements, and institutional review board, or IRB, requirements. FDA may at any time halt an ongoing clinical trial, if the agency believes that patients participating in the trial will be or are being exposed to unacceptable health risks. FDA may also terminate an IND and require the sponsor to end all clinical trials under the IND, if it finds deficiencies in the IND or in the conduct of the trial under the IND. The regulatory authorities of foreign countries have comparable authority to regulate, suspend, and terminate clinical trials. The clinical trial process is extremely costly, and positive results in the preclinical phase do not necessarily ensure positive results in the subsequent clinical trials.

After successful completion of the required clinical trials, a new drug application or biologics license application (collectively an “application”) is generally submitted. In order for a new drug to be approved, the application must demonstrate that it is safe and effective and that it is manufactured in compliance with current good manufacturing practices, or cGMP. FDA may request additional information before accepting an application for filing, in which case the application must be resubmitted with the additional information. Once an application has been accepted for filing, FDA reviews the application and responds to the applicant. FDA requests for additional information or clarification often significantly extend the review process. FDA may refer the application to an appropriate advisory committee for review, evaluation, and recommendation as to whether the application should be approved, but FDA is not bound by the recommendations of its advisory committees. FDA will typically also inspect the manufacturing facility to ensure cGMP compliance.

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

Once a new drug is approved for sale in the United States, the product and its manufacturer continue to be subject to strict regulation by FDA. FDA imposes recordkeeping and reporting requirements, requires the manufacture of the product to comply with cGMP, and reviews the manufacturer’s promotional activities. The company is also subject to regular inspection by FDA. Serious unexpected adverse events after approval can result in a change to the product’s labeling, a new or expanded risk management plan, and, in extreme situations, withdrawal of the product from the market and withdrawal of the approved application. There are legislative proposals this year to significantly expand the FDA’s authority in the post-approval period.

Many of the legal requirements described in the preceding paragraphs stem from the Federal Food, Drug, and Cosmetic Act, or FDCA. Violation of the FDCA can result in product seizure, injunctions against the company, civil penalties, and criminal prosecution.

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

Employees

As of December 31, 2006, we employed 53 people. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.NEOPHARM.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission, or SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov. Additionally, we have also adopted a Code of Conduct and Business Ethics applicable to all officers, directors, and employees, which is also available on our website.

ITEM 1A.        RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information set forth in this document as well as other information filed in periodic reports we file with the SEC. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock.

We are highly dependent on obtaining approval of our most advanced drug product candidate, CINTREDEKIN BESUDOTOX. This drug product candidate failed to meet the statistical endpoint established in its Phase 3 PRECISE clinical trial. As a result, it may never be approved for commercial use, or, if approved, it may not have the market potential that we had hoped for. If we are unable to successfully commercialize CINTREDEKIN BESUDOTOX, our ability to generate revenues would be impaired and our business would be harmed.

We have invested a significant portion of our time and financial resources in the development of CINTREDEKIN BESUDOTOX, a tumor targeting toxin developed as a treatment for gioblastoma multiforme, or GBM, a deadly form of brain cancer. In December 2006, we suffered a significant setback with the results of our Phase 3 clinical trial of CINTREDEKIN BESUDOTOX, the PRECISE trial, for the treatment of recurrent GBM. Patients in the PRECISE trial received treatment either with CINTREDEKIN BESUDOTOX or with Gliadel® Wafers, a product currently approved to treat GBM. The primary endpoint of the study was to determine if there was a statistically significant overall patient survival difference between patients treated with CINTREDEKIN BESUDOTOX and patients treated with Gliadel® Wafers. The Phase 3 PRECISE Clinical trial did not meet the primary endpoint at 215 deaths.

Since the announcement of the PRECISE trial results, the Company has been working with its Scientific Advisory Board to identify potential regulatory paths forward, meaning a rationale for FDA approval, based on the totality of the clinical data gathered to date. We plan to meet with the FDA in late March 2007 to discuss the possibility of approval on the strength of our data and analysis. We cannot predict the outcome of that meeting. The FDA could evaluate the data in a different way, for example using different statistical methods, and could reach different conclusions about the PRECISE trial altogether. The FDA could agree with our conclusions about the PRECISE trial, but still reject the argument that these conclusions may support product approval. Even if the FDA agreed that these conclusions may support product approval, it could require statistically significant results from a second Phase 3 trial. There is no assurance that we would or could generate these additional data. The agency could also reject the data from the PRECISE trial for other reasons, including human errors in the conduct of the trial. Even if we believe that we have submitted all of the data and information necessary to satisfy FDA requirements for approval of the BLA, there is a risk that the FDA will require additional data and information that we are unable to provide. Also, any adverse safety findings in the PRECISE trial, or in future clinical trials, could delay or prevent regulatory approval.

Even if the FDA agrees that the results of the PRECISE trial provide a basis for regulatory approval, prior to commercialization of CINTREDEKIN BESUDOTOX in the United States, we will have to submit, and the FDA will have to approve, a BLA for CINTREDEKIN BESUDOTOX. A BLA is a lengthy, complex submission to the FDA, which must comply in format and content with elaborate and detailed FDA requirements. We have never submitted a BLA before. The FDA may refuse to accept a BLA for filing if it is incomplete. The length and outcome of the FDA’s review of the BLA is uncertain. The FDA’s approval is contingent on many factors, including its evaluation of our preclinical and clinical trial results, its assessment of the manufacturing process we propose as well as the process controls, its review of our drug substance specifications and proposed analytical procedures, the data we provide on the drug’s stability, and its inspection of the facilities where CINTREDEKIN BESUDOTOX is manufactured. The FDA may ask an advisory committee for its recommendations on the BLA, and we cannot predict the outcome of the advisory committee process.

Because the PRECISE trial did not show that CINTREDEKIN BESUDOTOX is superior to Gliadel, the medical community may be unwilling, or less willing, to accept CINTREDEKIN BESUDOTOX as an alternative to Gliadel, or other treatment options. This could diminish the market potential for CINTREDEKIN BESUDOTOX. In addition, because the PRECISE trial did not show that CINTREDEKIN BESUDOTOX is superior to Gliadel, public and private healthcare payors may not provide reimbursement for the drug if it is more expensive than Gliadel. This could also diminish the market potential for CINTREDEKIN BESUDOTOX.

We rely heavily on third parties with respect to, among other things, the production and testing of CINTREDEKIN BESUDOTOX. Even if, despite CINTREDEKIN BESUDOTOX’ failure to meet the primary endpoint of its Phase 3 PRECISE trial, we are able to submit a BLA for CINTREDEKIN BESUDOTOX, the failure of any of these third parties to fulfill its contractual obligations, to perform key tasks appropriately or in a timely manner, or to comply with applicable government regulations, could require us to find alternative third parties to fulfill these functions. This could significantly slow the filing of a BLA, preclude its timely approval or even preclude its approval altogether. For example, we have contracted with Diosynth RTP. Inc., or Diosynth, to assist in the development of manufacturing processes in connection with the scale-up of manufacturing of CINTREDEKIN BESUDOTOX from preclinical testing and clinical development to commercial-scale operations, including the preparation and filing of documents for process development, method development, and process validation. These programs must be developed in compliance with applicable government regulations, including the FDA’s cGMP requirements for biological products, which are extremely complex and require considerable time, resources, and ongoing investment to comply with. Manufacturing establishments, including contract manufacturers such as Diosynth, are subject to inspections by the FDA for compliance with cGMP. Any errors or omissions in completing the process or method development or process validation, if not promptly corrected by us and/or Diosynth, could significantly delay any potential BLA filing. If FDA approval is delayed, or the FDA requires additional clinical testing or other information, or the FDA does not approve a BLA, our ability to achieve revenues from product sales would be impaired and our stock price would be materially and adversely affected.

Even though the FDA has awarded orphan drug designation to CINTREDEKIN BESUDOTOX, a competitor could obtain orphan drug designation for the same drug for the same indication. The FDA could approve that competitor’s product first and give it seven years of market exclusivity. In this case, even if the FDA were to accept a BLA for CINTREDEKIN BESUDOTOX (and there is no assurance that it will) it would not be able to approve the BLA for seven years. This would have a material adverse effect on our business. The law would permit the FDA to approve our product during the seven years if certain conditions were met, but there is no assurance we could satisfy these conditions. We might be able to market the product outside the United States, if certain conditions were met, but there is no guarantee that we would be able to satisfy those conditions. The export process can be complex, and there are no assurances that export would be permitted or that another country would accept the product. Even if the FDA were to approve CINTREDEKIN BESUDOTOX as an orphan drug, and there is no assurance at this point that we will even be able to pursue such approval, and then award us seven years of exclusivity in connection with its use, the law permits the FDA, in certain situations, to approve a competitor’s product. This could have a material adverse effect on the commercial success of our product.

If we are unable to successfully develop, obtain regulatory approval for, cause to be manufactured, and market our drug product candidates, our business would be harmed.

The process for developing new therapeutic products is inherently long, complex, and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will eventually result in products that will receive regulatory approval and achieve market acceptance.

We currently have three drug product candidates in various stages of clinical development. We decided in 2006 based on our review of clinical and commercial data for LE-rafAON not to pursue further development of that drug product candidate at this time. Each current drug product candidate is the subject of an effective Investigation New Drug application, or IND, that we filed with FDA. The protocols for any clinical trials we perform under these INDs must have institutional review board, or IRB, approval, and the trials must comply with the FDA’s good clinical practices, or GCP, and other regulations. There is no assurance that the clinical trials we may seek to conduct under these INDs will obtain IRB approval. There is also no assurance that FDA will allow us to continue the clinical trials that we have begun. FDA may suspend a clinical trial at any time if the agency believes that the patients participating in the study are or will be exposed to unacceptable health risks. FDA may also terminate an IND and require the sponsor to end all clinical trials under that IND, if it finds deficiencies in the IND or in the conduct of a trial under the IND. An IRB also may suspend or terminate a clinical trial. Some of our clinical trials are conducted in foreign countries, and the regulatory authorities of those countries have comparable authority to suspend and terminate clinical trials. Suspension or termination of the clinical trials of our drug product candidates could substantially delay or even prevent regulatory approval of the drug product candidates. There is no guarantee that clinical studies, if performed, will demonstrate the safety and efficacy of any drug product candidate we have in development.

Sales of our drug product candidates would be subject to pre-market approval requirements in the United States and in other countries. These requirements vary widely from country to country. We cannot assure you that we will receive approval to market any of our drug product candidates in any country, or that any approval we obtain will be on commercially viable terms. We have yet to submit an application for marketing approval for any of the drug product candidates we currently have under development. We cannot predict with certainty if or when we might submit any of these drug product candidates for regulatory review. We cannot assure you that once we submit a drug product candidate for review, the FDA or any other regulatory agency will approve that product on a timely basis or at all.

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

The drug product candidate which we have advanced the farthest is CINTREDEKIN BESUDOTOX, IL13-PE38QQR. In September 1997, we exclusively licensed worldwide rights to CINTREDEKIN BESUDOTOX from the National Institute of Health, or NIH, and FDA. In December 2006, we announced that the Phase 3 PRECISE Clinical trial of CINTREDEKIN BESUDOTOX in the treatment of recurrent glioblastoma multiforme did not meet the primary endpoint at 215 deaths, which was a statistically significant difference, or separation, in the overall survival curves versus the Gliadel Wafer®, or Gliadel. There are no assurances that CINTREDEKIN BESUDOTOX will prove to be safe and effective or receive regulatory approval for any indication.

We also have two other drug product candidates in clinical development for the treatment of various cancers: LE-SN38 and LEP-ETU. We have initiated enrollment, currently ongoing, in a Phase 2 clinical trial for LE-SN38 and have completed two Phase 1 clinical trials and we are currently planning a Phase 3 clinical trial for LEP-ETU. We are in ongoing discussion with the FDA on clinical and regulatory plans for LEP-ETU. There are no assurances that any of these drug product candidates will proceed to the next phase of clinical development, or prove to be safe and effective, or that any of them will receive regulatory approval for the treatment of the indications which we may pursue.

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

We do not have the internal infrastructure to conduct clinical trial management or certain other aspects of clinical testing ourselves. On December 31, 2006, we had 53 full-time employees. We therefore rely on third parties to perform a variety of functions with respect to the clinical development of our drug product candidates, including clinical trial management and manufacturing of our drug product candidates. If we develop additional drug product candidates with commercial potential, we will have to either hire additional personnel skilled in clinical testing or engage third parties to perform such services.

We have engaged PPD to oversee certain aspects of our PRECISE trial for CINTREDEKIN BESUDOTOX. Our agreement with PPD obligates us to compensate PPD on a monthly basis and make milestone payments as the trial progresses. We have engaged other companies on a per study basis for assistance in the management and testing for our Phase I and Phase II clinical trials. To oversee data management in our clinical trials we have contracted, on a per study basis, with Advanced Clinical Services. To conduct our large animal testing, we have engaged, again on a per study basis, Southern Research Institute.

While we have been satisfied with the performance of these various organizations, we do not directly control them. We depend on these organizations to apply the appropriate expertise and resources to expeditiously and competently perform the services for which they have been retained. If any of these third parties with whom we contract breaches its agreement with us or fails to comply with an applicable government regulation, we might be required to find a satisfactory alternative service provider. In addition, our drug development efforts could be delayed or impaired. We are aware of other entities that could offer similar services. We frequently change vendors and consider such items as price, vendor capabilities to meet our needs, and ease of transition in choosing new vendors.

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

We have an agreement with Diosynth pursuant to which Diosynth produced CINTREDEKIN BESUDOTOX for our Phase 3 PRECISE clinical trial. If, despite CINTREDEKIN BESUDOTOX’ failure to meet its primary endpoint in this trial, we are nevertheless able to submit a BLA for CINTREDEKIN BESUDOTOX, Diosynth would manufacture on a take-or-pay basis, the  drug product substance for the BLA. Thereafter, we would expect to expand our existing agreement with Diosynth to obtain our initial commercial requirements of CINTREDEKIN BESUDOTOX, if it were approved. We would also need to contract with a suitable third party to provide fill and finish services for CINTREDEKIN BESUDOTOX. While we are currently negotiating with third parties to provide these services, we have not yet entered into an agreement.

If either the Center or Diosynth were to breach its agreement with us, or fail to comply with any applicable governmental requirement, or fail to deliver drug product substance in a timely manner, we might be required to find a satisfactory alternate provider. This could significantly delay or impair our drug development efforts as well as submission of  any eventual BLA. If we fail to secure third-party services for the filling and finishing of our drug product candidates, this too could significantly delay or impair our drug development efforts and submission of any eventual BLA.

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

Clinical development of any of our drug product candidates, including, but not limited to, CINTREDEKIN BESUDOTOX, may be curtailed, redirected, delayed, or eliminated at any time for any of the following reasons or for other reasons:

•       our inability to demonstrate superiority to existing treatments for targeted diseases;

•       our determination that the applicable market, or competition within the market, makes competition uneconomic;

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

In order to market a new therapeutic product in the United States, we must prove that the product is safe and effective for its intended uses and that the product is manufactured in compliance with current Good Manufacturing Practices, or cGMP. Completing the pre-clinical and clinical testing necessary to prove the safety and effectiveness of a new therapeutic product, and establishing the capability to comply with cGMP, can take many years, be very costly, and still be unsuccessful. The results of pre-clinical testing and Phase 1 and 2 studies are not necessarily indicative of the results in larger patient populations, as evaluated in Phase 3 studies.

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

We have a limited operating history, and our operations consist primarily of the development of our drug product candidates and the sponsorship of research and clinical trials. Over the past three fiscal years ended December 31, 2006, we have incurred aggregate net losses of $129.5 million, with aggregate net losses since inception of $261.2 million. We expect to incur additional losses and, as our development and commercialization efforts and clinical testing activities continue, our losses may increase. We also expect to experience negative cash flows for the foreseeable future as we fund our losses and capital expenditures. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity. To date, we have not sold or received approval to sell any drug product candidates, and it is possible that revenues from drug product sales will never be achieved. In the past, we have generated only very limited revenue from license fees and sales of products. We cannot at this time predict when or if we will be able to develop sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our drug product candidates.

Budget constraints have in the past and may in the future force us to delay our efforts to develop certain drug product candidates in favor of developing others, which prevents us from commercializing all drug product candidates as quickly as possible.

Because we are a small company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. As a result, we have been forced to prioritize development activities with the result that we will not be able to fully realize the value of some of our drug product candidates in a timely manner, as they will be delayed in reaching the market, if at all. In 2006, we completed a reprioritization of the NeoLipid® program in an effort to substantially decrease our expenses, including a restructuring of our workforce and a reduction in research and development spending. If we are not successful in maintaining the planned level of spending, our efforts to commercialize our drug product candidates will be seriously eroded. Additionally, the reduction in spending on our drug product candidates will necessitate a delay in our commercialization efforts and negatively impact our strategy to diversify our development risk across our drug product candidates.

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

Each of the drug product candidates currently in clinical development will face competition from drug products currently on the market or under development. The following table lists our current principal competitors and their products which compete with the listed drug product candidates we currently have under development:

Our drug product candidate	Principal competitor	Competitor’s product
CINTREDEKIN BESUDOTOX(1)	MGI Pharma, Inc.	Gliadel® Wafer
LE-SN38	Pfizer Inc.	Camptosar®
LEP-ETU	Bristol-Myers Squibb Co. Abraxis BioScience, Inc.	Taxol®(2) Abraxane®
LE-DT	Sanofi Aventis.	Taxotere®

(1)          Meeting currently scheduled with the U.S. FDA late in first-quarter 2007 to discuss possible regulatory paths forward, if any.

(2)          This product is currently off-patent and generics are available.

Additionally, other drug companies are currently conducting clinical trials, which are in various stages, for numerous drug compounds that, if ultimately approved for marketing, could be competitive with our drug product candidates, including, but not limited to, clinical trials involving drug compounds for the treatment of glioblastoma multiforme which, if approved, could compete with CINTREDEKIN

BESUDOTOX, if development of that drug in the treatment of recurrent glioblastoma multiforme is continued and if it then is eventually approved for the treatment of that disease.

We also compete with other drug development companies for licenses to novel technologies as well as for collaborations with large pharmaceutical and other companies.

Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value.

The stock market has experienced significant price and volume fluctuations, which often have been unrelated to the operating performance of particular companies. In addition, the market price of our common stock has been highly volatile and is likely to continue to be so. For example, during 2006, the market price of our common stock fluctuated between $1.66 and $12.67 per share and during 2005 the market price of our common stock fluctuated between $15.47 and $7.16 per share.

The following factors, among others, could have a significant impact on the market price of our stock:

•       our ability, or inability, to persuade the FDA that a plausible regulatory pathway exists for CB, that the FDA would approve a BLA for CB, were one to be submitted, or that the FDA would require additional data or testing.

•       the success or failure of our clinical trials or those of our competitors;

•       our ability to prepare, file and obtain approval of a BLA for CINTREDEKIN BESUDOTOX in a timely manner, if one is ultimately filed.

•       our ability to conserve our cash resources or to obtain financing, when needed;

•       litigation, including, but not limited to, current class action lawsuits;

•       actual or anticipated fluctuations in our financial results;

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

We estimate that as of December 31, 2006, our then existing cash reserves, should be sufficient to finance our operations at current and projected levels of development and general corporate activity into 2008. We do not anticipate being able to generate revenues from product sales in the near term at a rate sufficient to fund our operations. We will need additional future financing depending on a number of factors, including, but not limited to, the following:

•       our degree of success in gaining approval for and thereafter successfully commercializing our drug product candidates;

•       the rate of progress and cost of research and development and clinical trial activities relating to our drug product candidates;

•       a possible obligation to pay damages arising from the ongoing consolidated class action lawsuit, to the extent these possible damages exceed, or are not covered by, our insurance;

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

All new drugs, including our drug product candidates under development, are subject to extensive and rigorous regulation by the FDA and comparable foreign authorities. These regulations govern, among other things, the development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale, and distribution of our drug product candidates. We rely on third parties to perform a variety of functions, including research and development, clinical trial management and testing, and manufacturing of our drug product candidates. We currently obtain the necessary raw materials for our drug product candidates, as well as certain services, such as testing, from third parties. We currently contract with suppliers and service providers that are required to comply with strict standards established by us. Certain suppliers and service providers are required to follow good laboratory practices, or GLP, good clinical practices, or GCP, and current good manufacturing practices, or cGMP, requirements and are subject to routine unannounced periodic inspections by the FDA and by certain state and foreign regulatory agencies for compliance with those requirements and other applicable regulations. There can be no assurance that the FDA and other regulatory agencies will find the manufacturing process or facilities or other operations of our suppliers and other service providers to be in compliance with GLP, GCP, cGMP, or other applicable requirements.

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

We currently have limited internal sales and marketing, and do not have distribution resources. If we were ever to receive the required regulatory approvals for one of our drug product candidates, of which there can be no assurance, we could elect to market and sell our drug product candidates through distribution, co-marketing, co-promotion, or licensing arrangements with third parties. If we elect to market our drug product candidates directly, significant additional expenditures and management resources will be required to develop an internal marketing or sales force. We have no historical experience in establishing or maintaining an effective sales or marketing effort. If we were ever to develop and obtain approval of a drug, and we decided to perform sales and marketing activities ourselves, we could face a number of additional risks, including, but not limited to:

•       the inability to attract and retain a marketing or sales force with relevant pharmaceutical experience;

•       the costs of establishing a marketing or sales force may not be recoverable if product revenues are lower than expected; and

•       there could be delays in product launch due to the time needed to develop and train an effective marketing organization or sales force.

On the other hand, to the extent that we elect to enter into arrangements with third parties for the marketing and sale of our drug product candidates, any economic benefit we received would depend primarily on the efforts of these third parties, and the resulting economic benefit received may be lower than if we marketed our drug products directly. In addition, we may not be successful in entering into sales and distribution relationships with third parties and, even if we are successful, we may not control the amount and timing of marketing resources such third parties devote to our drug product candidates.

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

Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We, along with certain of our former officers, are currently named as defendants in a number of class action lawsuits which have been consolidated for trial and are currently pending in the U.S. District Court for the Northern District of Illinois, and each of which alleges various violations of the federal securities laws in connection with certain of our public statements as they relate to our LEP drug product candidate. We may be named as a defendant in similar litigation in the future. While we are vigorously defending this litigation, this litigation has resulted, and can be expected to continue to result, in substantial costs and in a diversion of management’s attention and our resources, which could harm our business and financial condition, as well as the market price of our stock. Moreover, it may result in an adverse judgment against us or a settlement, either of which could require us to make a payment to the plaintiffs to the extent a possible payment exceeds or is not covered by our insurance.

Our lack of operating experience may cause us difficulty in managing any future growth.

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

We have been granted “orphan drug” status with respect to the use of CINTREDEKIN BESUDOTOX for malignant gliomas (a class of brain tumors which includes glioblastoma multiforme), and we are thus potentially eligible to receive orphan drug exclusivity upon approval. In order to receive orphan drug exclusivity, we must be the first CINTREDEKIN BESUDOTOX product approved for malignant glioma. If we receive orphan drug exclusivity, it would prevent the FDA for a period of seven years from approving another sponsor’s marketing application for the same drug for the same indication, except that a subsequent applicant with the same drug could be approved if it demonstrated its product were clinically superior to our product or if we were unable to manufacture sufficient supplies of product. If it were determined that we do not have exclusive rights to the technology licensed to us by NIH, we might be unable to preclude third parties—during or after any period of orphan drug exclusivity—from commercializing a drug based on CINTREDEKIN BESUDOTOX for other indications. Competing CINTREDEKIN BESUDOTOX products, if suitable, could be prescribed by physicians for malignant glioma, even though not FDA-approved for that use. This could cause our business to suffer. Moreover, if it were determined that we do not have exclusive rights to the technology licensed to us by NIH, a third party might be able to develop a CINTREDEKIN BESUDOTOX based drug for the treatment of malignant glioma. If this competitor completed its clinical trials before we complete ours, the FDA could approve that competitor’s product first and give it seven years of market exclusivity. In such a case, we might not be allowed to market our product in the United States for seven years. Further, even if we receive seven years of market exclusivity, other applicants could receive approval of compounds other than CINTREDEKIN BESUDOTOX for malignant glioma, which would compete with our product.

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

We are highly dependent on the principal members of our management staff, our President and Chief Executive Officer, Mr. Guillermo A. Herrera, our Executive Vice President, or EVP and Chief Medical Officer, Dr. Jeffrey W. Sherman and our EVP, Commercial Operations, Timothy P. Walbert. These principal members of our management and scientific staff, other than Mr. Herrera, accepted employment on the basis of written offers which set forth the salary and benefits to be provided, including, but not limited to, salary continuation payments upon termination of employment. Mr. Herrera has a written employment contract with us. We do not have key man insurance on any of our management. If we were to lose the services of Mr. Herrera, or other principal members of our management staff, and were unable to replace them, our product development and the achievement of our strategic objectives could be delayed. In addition, our success will depend on our ability to attract and retain qualified commercial, scientific, technical, and managerial personnel. While we have not experienced unusual difficulties to date in recruiting and retaining personnel, there is intense competition for qualified staff and no assurance can be given that we will be able to retain existing personnel or attract and retain qualified staff in the future.

The demand for our drug product candidates, if any, may be adversely affected by health care reform and potential limitations on third-party reimbursement.

In recent years, there have been numerous proposals to change the health care system in the U.S. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceutical products to government control. We cannot predict the effect that health care reforms may have on our business, and it is possible that such reforms will hurt our business. In addition, in both the U.S. and elsewhere, sales of prescription pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services with respect to new drug products in particular. If we succeed in bringing any of our drug product candidates to the market, we cannot be certain that our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us or our collaborators to sell our products on a competitive basis.

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

Even if approved for marketing, our drug product candidates may not achieve market acceptance. The degree of market acceptance of our drug product candidates will depend upon a number of factors, including:

•       the establishment and demonstration in the medical community of the safety and clinical efficacy of our drug product candidates and their potential advantages over existing therapeutic products, including current treatments for GBM and non-liposomal forms of the active agents included in our drug products; and

•       pricing and reimbursement policies of government and third party payors such as insurance companies, health maintenance organizations and other plan administrators.

Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing, and other aspects of our business.

As of September 30, 2006, management had concluded that a control deficiency with respect to the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options constituted a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This control deficiency resulted in an adjustment to the unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2006 affecting derivative financial instruments and change in fair value of derivative financial instruments.

During 2006, management revised its policies and procedures with respect to its controls over the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options to ensure that all reasonable steps will be taken to correct this material weakness. As of December 31, 2006, the deficiency was considered to be remediated as the new internal controls were operational for a period of time, were tested, and management concluded that the controls are operating effectively at that time.

Internal control over financial reporting can provide only reasonable and not absolute assurance that deficiencies or weaknesses are identified. Additionally, potential control deficiencies that are not yet identified could emerge and internal controls that are currently deemed to be in place and operating effectively are subject to the risk that those controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Identification and corrections of these types of potential control deficiencies could have a material impact on our business, financial position, results of operations and disclosures and impact our ability to raise funds.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

The Company’s administrative offices and pre-clinical research and development personnel are located in approximately 35,500 square feet of leased space in Waukegan, Illinois.

ITEM 3.                LEGAL PROCEEDINGS

In December 2006, we were advised by the staff of the U.S. Securities and Exchange Commission, the SEC, that the SEC’s investigation of the Company, which the Company believes concerned the Company’s disclosures regarding the development of its LEP and LED drug product candidates, had been terminated and no enforcement action had been recommended. The decision by the SEC to terminate its investigation is not a finding or judgment regarding the matters investigated.

NeoPharm, Inc. and certain of our former officers have been named in a consolidated amended complaint, which alleges various violations of the federal securities laws in connection with our public statements regarding our LEP drug product candidate during the period from October 31, 2001 through April 19, 2002. On November 4, 2002, we moved to have the complaint dismissed. Our motion to dismiss was granted in part and denied in part in February 2003. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to include certain pre-class period statements in the complaint. The motion for summary adjudication asks the Court to rule that certain statements made in an arbitration award regarding the LEP drug product candidate be deemed facts established in this proceeding. On February 23, 2007, the Court entered an order denying both the plaintiffs’ motion to amend and the plaintiffs’ motion for summary adjudication. The Court has set a fact discovery cut-off date of August 24, 2007. No trial date has yet been set. We intend to vigorously defend each and every claim in the complaint. Management is unable to estimate the potential outcome or range of possibilities, if any. In addition, we maintain insurance coverage to mitigate the financial impact of any potential loss.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

EXECUTIVE OFFICERS OF NEOPHARM

The following persons were executive officers of NeoPharm as of March 14, 2007:

Guillermo A. Herrera, 53, joined NeoPharm in October 2005 as President and Chief Executive Officer. Previously, in 2004, Mr. Herrera joined Rosetta Partners LLC to serve as the Partner and Principal in charge of the private equity division. Prior to Rosetta, Mr. Herrera spent 24 years at Abbott Laboratories most recently serving as Senior Vice President, International Operations and President of Abbott International. Mr. Herrera received his MBA from the Kellogg Graduate School of Management at Northwestern University and his B.A. in Industrial Economics from the Universidad del Valle, Colombia.

Ronald E. Pauli, 46, joined us in August 2006, as Executive Vice President, Chief Financial Officer and Corporate Secretary. Previously, Mr. Pauli was employed at Abraxis BioScience, Inc. (formerly American Pharmaceutical Partners, Inc.), where he has served as Interim CFO from May to August 2006 and held the position of Corporate Controller since 2002. Previously, Mr. Pauli was Vice President, Controller and CFO of ERSCO Corporation. Mr. Pauli received his B.S. in Accounting from Michigan State University and a M.S., Finance, from Walsh College, Troy, Michigan. On March 2, 2007, Mr. Pauli advised the Company of his intention to resign his position as of March 21, 2007 to pursue other opportunities in the private sector.

Dr Jeffrey W. Sherman, M.D., F.A.C.P., 52, joined us in September 2000 as Executive Vice President and Chief Medical Officer. Previously, Dr. Sherman was employed by Searle/Pharmacia where, since joining that company in 1992, he held a variety of positions, most recently serving as Executive Director, Clinical Research, with his focus being on Oncology Clinical Research and Head of Oncology Global Medical Operations in Medical Marketing. Dr. Sherman received his medical degree from The Chicago Medical School and is a member of numerous professional societies and a Diplomate of the National Board of Medical Examiners and the American Board of Internal Medicine.

Timothy P. Walbert, 39, Executive Vice President, Commercial Operations, joined the Company in January 2006. Previously, Mr. Walbert held several positions of increasing responsibility at Abbott Laboratories from 2001 until joining NeoPharm, most recently serving as Vice President, International Marketing. From 1998 to 2001, Mr. Walbert was a marketing director for Searle/Pharmacia. Mr. Walbert holds a Bachelor of Arts in Business and Marketing from Muhlenberg College.

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

2006	High	Low
First Quarter	$12.67	$8.25
Second Quarter	8.51	4.80
Third Quarter	5.61	4.32
Fourth Quarter	8.49	1.66

2005	High	Low
First Quarter	$13.43	$7.56
Second Quarter	10.73	7.16
Third Quarter	15.47	9.87
Fourth Quarter	13.03	7.75

As of March 1, 2007, there were 65 holders of record of the common stock. The calculation of holders of record was based on reports received from Computershare Investor Services LLC, the Company’s transfer agent, based on information provided by the holders of record, and maintained by the transfer agent.

Dividends

The Company has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. Any determination in the future to pay cash dividends will depend on the Company’s financial condition, capital requirements, results of operations, contractual limitations and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

The information called for by Item 5(a) relating to related stockholder information is incorporated herein by reference to Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on NEOPHARM’s Common Stock with the cumulative return on the NASDAQ Stock Market Index and the NASDAQ Pharmaceutical Stock Index during the period beginning December 31, 2001 through December 31, 2006. The price of the Common Stock as reflected in the graph has been adjusted to reflect a 15% stock dividend paid in June 2003. The below comparison assumes that $100 was invested on December 31, 2001 in each of the Company’s Common Stock and presented indices and assumes the reinvestment of dividends.

Cumulative Total Return
(in dollars)

Performance Information:	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
NeoPharm, Inc.	100	40	84	57	50	8
NASDAQ Market Index-U.S. Cos.	100	69	103	112	115	126
NASDAQ Pharmaceutical Index	100	65	95	101	111	109

ITEM 6.                SELECTED FINANCIAL DATA

The following selected five-year financial data is derived from our consolidated financial statements included in Item 15 of Part IV of this Form 10-K.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenue	$11,000	$543,000	$157,000	$—	$—
Loss from operations	(35,735,000)	(40,231,000)	(58,728,000)	(53,606,000)	(38,835,000)
Interest income	2,527,000	1,506,000	1,119,000	815,000	2,343,000
Net loss	$(33,208,000)	$(38,725,000)	$(57,609,000)	$(52,791,000)	$(36,492,000)
Net loss per basic and diluted share	$(1.20)	$(1.64)	$(2.51)	$(2.80)	$(1.95)

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet and Other Data:
Cash, cash equivalents and short-term investments	$38,587,000	$30,262,000	$63,107,000	$36,959,000	$87,592,000
Working capital(1)	29,637,000	21,608,000	55,336,000	36,257,000	87,665,000
Total assets	40,689,000	33,370,000	67,434,000	46,081,000	95,937,000
Accumulated deficit	(261,233,000)	(228,025,000)	(189,300,000)	(131,691,000)	(78,900,000)
Total stockholders’ equity	28,871,000	21,945,000	58,230,000	40,017,000	91,909,000

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

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers. Our corporate strategy is to advance the research, development, and commercialization of new and innovative anti-cancer treatments. Our corporate office and research and development facility is located in Waukegan, Illinois and we had 53 active employees as of December 31, 2006.

Since we began business in June 1990, we have principally devoted our resources to funding research and product development programs. To date, we have not received United States Food and Drug Administration, or FDA, approval of any of our drug product candidates. We expect to continue to incur losses for the foreseeable future as we continue our research and development activities, which include the sponsorship of human clinical trials for our drug product candidates. If and until we are able to consistently generate profitable revenue through the sale of drug or non-drug products, we anticipate that we will continue to be required to fund the development of our pre-clinical compounds and drug product candidates primarily by other means, including, but not limited to, selling stock in the Company, licensing the development rights to some of our drug product candidates to third parties, or collaborating with third parties to develop formulations of their compounds using our technology.

In December 2006, we announced that the Phase 3 PRECISE Clinical trial of CINTREDEKIN BESUDOTOX in the treatment of recurrent glioblastoma multiforme did not meet the primary endpoint at 215 deaths, which was a statistically significant difference, or separation, in the overall survival curves versus the Gliadel Wafer®, or Gliadel.

Since the announcement of the PRECISE trial results, the Company has been working with its Scientific Advisory Board to identify a potential regulatory path forward based on the totality of the clinical data gathered to date. We plan to meet with the FDA in late March 2007 to discuss the possibility of approval on the strength of our data and analysis. We cannot predict the outcome of that meeting. The FDA could evaluate the data in a different way, for example using different statistical methods, and could reach different conclusions about the PRECISE trial altogether. The FDA could agree with our conclusions about the PRECISE trial, but still reject the argument that these conclusions may support product approval. Even if the FDA agreed that these conclusions may support product approval, it could require statistically significant results from a second Phase 3 trial. There is no assurance that we would or could generate these additional data. The agency could also reject the data from the PRECISE trial for other reasons, including human errors in the conduct of the trial. See Item 1-A—“Risk Factors”.

In 2006, we reassessed and reprioritized our NeoLipid® platform and strategy to focus development efforts on LE-SN38, LEP-ETU and LE-DT and ceased development of LErafAON.

LE-SN38 is a liposomal formulation of SN-38; the active metabolite of irinotecan, or Pfizer’s Camptosar®, a chemotherapeutic pro-drug used in the treatment of first- and second-line colorectal cancer. During the second quarter of 2006, in conjunction with the Colorectal and Leukemia Group B (CALGB), we initiated enrollment in a Phase 2 clinical trial for LE-SN38 in metastatic colorectal cancer patients and completed enrollment of the 21st patient in December 2006. We expect an interim analysis of data from this LE-SN38 Phase 2 trial in the second quarter of 2007, after the first 21 patients have completed treatment.

LEP-ETU is a liposomal formulation of paclitaxel the active ingredient in the widely used cancer drug Taxol® which is approved in the U.S. for the treatment of breast, lung and ovarian cancers. We are currently in ongoing discussion with the FDA on clinical and regulatory plans for LEP-ETU.

Pre-clinical work also advanced on our earlier stage liposomal formulation of the anti-cancer agent docetaxel, LE-DT, which is the active ingredient in Sanofi Aventis’ Taxotere® which is approved for use in certain breast cancer, non-small cell lung cancer, gastric adenocarcinoma and head and neck cancer indications. We anticipate filing an LE-DT Investigational New Drug Application, or IND, with the U.S. FDA in late 2007.

It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in early stage, or Phase 1/2, clinical development, as well as the estimated date such drug product candidates would be available for sale, if approved by the FDA or foreign regulatory agencies. A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase 3 clinical trials are unknown until sufficient data is available to present a Phase 3 plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase 3 clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Additional clinical trial expenses may also be incurred for CINTREDEKIN BESUDOTOX if the FDA requires additional data in a BLA for treatment of glioblastoma multiforme, or if we decide to investigate the use of CINTREDEKIN BESUDOTOX in other forms and stages of malignant glioma or other indications beyond recurrent glioblastoma multiforme. We will also incur additional expenses related to the preparation of a BLA submission if, despite the fact that CINTREDEKIN BESUDOTOX did not meet its primary endpoint in the Phase 3 trial, we decide to seek regulatory approval of the use of CINTREDEKIN BESUDOTOX in the treatment of glioblastoma multiforme without any new clinical data.

The table below includes a summary of identified direct project costs incurred to date for our major research and development projects. Generally, identified project costs include expenses incurred specifically for clinical trials and pre-clinical studies we conduct, and exclude expenses incurred for salaries paid to our professional staff, facility overhead expenses and general laboratory supplies used in our research, which are included with non-project specific.

	Total Direct Costs Incurred
				Since Beginning
Research Project	2006	2005	2004	of Project
CINTREDEKIN BESUDOTOX	$11,534,000	$15,755,000	$19,912,000	$66,259,000
LEP-ETU	876,000	2,684,000	3,085,000	7,583,000
LE-SN38	254,000	506,000	1,866,000	5,228,000
Non-project specific and other	8,535,000	12,906,000	19,650,000	N/A
Total research and development expenses	$21,199,000	$31,851,000	$44,513,000	N/A

Results of Operations

Year Ended December 31, 2006 as compared to Year Ended December 31, 2005

The sole source of product revenue in both 2006 and 2005 was from limited sales of our NeoPhectin products and, in 2005, from recognition of $0.5 million in revenue resulting from NeoPhectin™ collaboration fees.

Generally, our 2006 results of operations reflect the benefit of recent cost rationalization initiatives, reduced clinical trial expense following the December 2005 completion of enrollment in the Phase 3

PRECISE trial and our activities, and the timing of those activities, to prepare CINTREDEKIN BESUDOTOX for potential commercialization in the event the Company decides to seek approval. Accordingly, in 2006 the mix of expenses shifted from Research and Development activities to Selling, General and Administrative activities reflecting our focus during the year on preparing for the possibility of launching our first product.

Research and development, or R&D, expense decreased by $10.7 million, to $21.2 million, in 2006 as compared to 2005 due primarily to reduced costs related to the CINTREDEKIN BESUDOTOX Phase 3 PRECISE trial which completed patient enrollment in December 2005, advancement of NeoLipid products from the lab into the clinic and to the 2006 reprioritization of R&D spending and related headcount reductions, partially offset by a $0.7 million increase in R&D expense related to employee stock compensation due to our 2006 adoption of Statement of Financial Accounting Standards, or SFAS, SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R).

Selling, general and administrative, or SG&A, expenses increased $2.7 million, to $14.1 million, in 2006 due primarily to initiation of exploratory commercialization efforts for CINTREDEKIN BESUDOTOX and to $0.6 million increase in share-based compensation expense resulting from our 2006 adoption SFAS 123(R), partially offset by $0.5 million in 2005 expense related to our licensing of CINTREDEKIN BESUDOTOX rights in Japan to Nippon.

In 2006, following our adoption of SFAS 123(R), we recorded a $1.6 million benefit, due primarily to the impact of a decline in our stock price on the estimated fair value of derivative financial instruments, relating to stock options previously granted to non-employee consultants.

Employee termination, lease and fixed asset write-offs related to the 2006 organizational changes and the July 2006 consolidation of our facilities resulted in a $2.0 million charge. During the first nine months of 2006, we reduced our workforce by 26 associates under an organizational restructuring initiative. In May 2006, Dr. Imran Ahmad resigned as the Company’s Executive Vice President and Chief Scientific Officer and, in accordance with the terms of his original offer letter, Dr. Ahmad is scheduled to receive a twelve-month salary continuation and he received a separation payment of $20,000. Additionally, in June 2006, we entered into a separation and consulting agreement with our former Chief Financial Officer, Mr. Larry Kenyon which became effective August 31, 2006. Under this agreement, Mr. Kenyon is scheduled to receive nine-month salary continuation, reimbursement of medical and dental coverage and his previously granted options continue to vest during the consulting period. In December 2006, we completed an additional organizational restructuring which resulted in a workforce reduction of 14 positions, or approximately 20% of the workforce at that time. Aggregate 2006 employee termination costs related to 2006 reorganization and separation agreements were $1.5 million. Accrued but unpaid employee termination costs at December 31, 2006 totaled $0.4 million and are expected to be paid in the first half of 2007.

In May 2005, we accepted $2.5 million as payment in full for all outstanding principal and interest due and owing on a promissory note that we had previously determined to be impaired. As a result of the payment, in 2005 we recorded a $2.5 million benefit as Recovery of Note Receivable.

The Company generated interest income on cash and investments of $2.5 million and $1.5 million in 2006 and 2005, respectively. The 2006 increase in interest income was primarily due to an increase in average cash and short-term investment balances as a result of a secondary public stock offering in January 2006 and to higher short-term interest rates in 2006 than in 2005.

Year Ended December 31, 2005 as compared to Year Ended December 31, 2004

We recorded collaboration revenues of $0.5 million in 2005 related to development of a customized NeoPhectin™ formulation and no collaboration revenue in 2004. We recorded $0.05 million of product NeoPhectin™ revenue in 2005 and $0.2 million in 2004.

R&D expense decreased by $12.7 million in 2005 as compared to 2004 due principally to the benefit of a fourth quarter 2004 cost rationalization initiative which scaled back the R&D workforce and spending and reduced the number of clinical trials we conducted in 2005. This fourth quarter 2004 cost rationalization resulted in reduction of 2005 direct R&D expenses of $6.8 million, reduced R&D payroll expense by $4.2 million and reduced non-project specific research expense by $1.7 million.

SG&A expenses, including related party expenses in 2004, totaled $11.4 million and $13.2 million in 2005 and 2004, respectively. The 2005 $1.8 million reduction was due primarily to the inclusion in 2004 of $2.0 million in legal fees related to the conclusion of the Pharmacia, now Pfizer, arbitration case, to 2004 legal fees associated with a consent solicitation, and a $0.2 million reduction in corporate insurance costs, partially offset by a $0.5 million charge resulting from product licensing milestone payments. Additionally, 2005 non-cash share-based compensation expense was reduced by $0.5 million as compared to 2004 as a result of the termination of certain executive stock option grants.

In May 2005, NeoPharm accepted $2.5 million as payment in full for all outstanding principal and interest due and owing on a promissory note previously deemed impaired. As a result, in 2005, a $2.5 million benefit was recorded as Recovery of Note Receivable.

We incurred $1.1 million in employee termination costs in 2004 as a result of a reduction in workforce completed in November 2004 encompassing 30 employees. No additional employee termination expense related to the November 2004 reduction in workforce was subsequently incurred.

Interest income for 2005 and 2004 totaled $1.5 million and $1.1 million, respectively. The increase in interest income in 2005 versus 2004 was due primarily to higher short-term interest rates, offset by lower average cash and short-term investment balances in 2005.

Liquidity and Capital Resources

Our primary source of cash has been proceeds from issuance of our common shares.

As of December 31, 2006, we had $38.6 million in cash, cash equivalents and short-term investments and no debt. We currently believe that our cash, cash equivalents and short-term investments on hand at December 31, 2006 is sufficient to support our activities  into 2008 at currently projected levels of development and general corporate activity.

Reduced operating expenses resulted in a reduced use of cash for operation in each of 2006 and 2005. Net cash and cash equivalents used in operating activities was $31.2 million, $33.8 million and $52.2 million in 2006, 2005 and 2004, respectively. Capital expenditures totaled $0.2 million, $0.6 million and $0.5 million in 2006, 2005 and 2004, respectively. Fiscal 2006 and 2004 included $38.7 million and $73.5 million in net proceeds from the issuance of common stock to fund our operating activities.

Our primary use of cash over the next 12-24 months would be to fund our regulatory and possible commercial efforts for CINTREDEKIN BESUDOTOX in the event we elect to proceed forward with this product in the treatment of Glioblastoma Multiforme and to advance our liposomal clinical and pre-clinical research and development efforts. The most significant expenses would be incurred if we elect to proceed with CINTREDEKIN BESUDOTOX and therefore move forward with a possible CINTREDEKIN BESUDOTOX BLA submission and pre-commercial activity. Additional expenses are also expected to be incurred as we continue to move our other drug product candidates towards the next phase of clinical development.

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

NeoPharm has no debt, exposure to off-balance sheet arrangements, special purpose entities, or activities that include non-exchange-traded contracts accounted for at fair value.

The following table summarizes our estimated contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1-3 Years	3-5 Years	More than five years
Operating lease	$554,000	$434,000	$119,000	$1,000	$—
Capital lease	155,000	$38,000	$76,000	$41,000	$—
Manufacturing commitments(1)	1,808,000	1,808,000	—	—	—
License agreements—milestone based payments(2)(3)	1,050,000	250,000	800,000	—	—
Total	$3,567,000	$2,530,000	$995,000	$42,000	$0

(1)          These amounts include guaranteed contractual commitments related to retaining our capability for the potential manufacture of CINTREDEKIN BESUDOTOX in 2007.

(2)          These amounts do not include potential sales-based royalty payments that may be required under the various license agreements.

(3)          Milestone-based payment obligations are contingent upon successfully reaching objectively determinable stages in the development of drug product candidates. The Company has estimated the period the payment may be due, if at all, based upon its expectations of the timeline for continued successful development of the drug product candidates.

Recent Accounting Pronouncements

A description of recent accounting pronouncements is included in Note 1 “Notes to Consolidated Financial Statements” under the caption “Recent Accounting Pronouncements”.

Critical Accounting Policies

In preparing NEOPHARM’s financial statements in conformity with U.S. generally accepted accounting principles, management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates and the consistent application of those principles. Due to the type of industry in which we operate and the nature of our business, the following policies are those that management believes are the most important to the portrayal of our financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Share-based Compensation

We account for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). Under the provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. We also use the Black-Scholes model to estimate the fair value of non-employee options grants that are accounted for as derivative instruments. The Black-Scholes model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Revenue Recognition

We follow the provisions as set forth by current accounting rules, which primarily include Staff Accounting Bulletin, or SAB, 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables in recognition of revenue. Generally, revenue is recognized when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

In the past we have provided for general rights of return of products sold to our distributors. Appropriately determining revenue recognition when the general right of return exists requires the use of judgment in estimating the level of returns. In certain circumstances, we may not be able to develop a reasonable estimate of the level of returns. Making such a determination requires the use of significant judgment. We have determined that given the limited sales history of NeoPhectin™, we are unable to develop a reasonable estimate of the level of expected returns. Accordingly, we recognized revenue for products shipped to distributors upon the expiration of the right of return, which occurred upon the earlier of the shipment by the distributor to an end user or, depending on the distributor, 60 to 180 days.

We have entered in collaboration and license agreements with third parties that contain multiple deliverables. Under the provisions of EITF 00-21, a determination must be made on each contract as to whether a deliverable constitutes a separate unit of accounting. The amount of revenue to be recognized is based on the fair value for each unit of accounting within the arrangement. Management’s judgment is required to determine, based upon the facts and circumstances of each arrangement, whether or not each deliverable has standalone value and whether or not there exists a sufficient level of objective and reliable evidence of fair value of the undelivered items. Additionally, units of accounting may be delivered over an indeterminate period of time. Management judgment is required to estimate the period over which recognition of allocated revenue occurs.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, we did not own any derivative instruments, but we were exposed to market risks, primarily the impact of changes in United States interest rates on our short-term investments. As of December 31, 2006, we held total cash and cash equivalents of $1,852,000 and short-term investments in auction rate certificates of $36,735,000. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments. Based upon our cash, cash equivalents, and short-term investments as of December 31, 2006, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $400,000.

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

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability and preparation of published financial statement in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by the Company’s independent registered public accounting firm whose report follows this report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NeoPharm, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that NeoPharm, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NeoPharm, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NeoPharm, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NeoPharm, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeoPharm, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
March 16, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of the Company is incorporated by reference to the information under the caption “Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders, (the “2006 Proxy Statement”) which is to be filed within 120 days of the Company’s fiscal year ended December 31, 2006.

Information regarding the Executive Officers of the Company can be found in Part I Item 4 of this annual report on Form 10-K.

Information regarding the Audit Committee Financial Expert is incorporated by reference to the information under the caption “Report of the Audit Committee” in the 2007 Proxy Statement, which is to be filed within 120 days of the Company’s fiscal year ended December 31, 2006.

Information regarding the identification of the Audit Committee is incorporated by reference to the information under the caption “Board of Directors and Its Committees” in the 2007 Proxy Statement, which is to be filed within 120 days of the Company’s fiscal year ended December 31, 2006.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement, which is to be filed within 120 days of the Company’s fiscal year ended December 31, 2006.

Information regarding the Company’s Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and key financial and accounting personnel is incorporated by reference to the information under the caption “Corporate Governance Policies and Practices” in the 2007 Proxy Statement, which is to be filed within 120 days of the Company’s fiscal year ended December 31, 2006.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions “Executive Compensation,” “Compensation of Directors” and “Election of Directors—Compensation Committee Interlocks and Insider Participation” in the 2007 Proxy Statement which is to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2006.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Security Ownership” in the 2007 Proxy Statement, which is to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2006.

The following table sets forth certain information as of December 31, 2006 with respect to compensation plans under which shares of NEOPHARM’s common stock may be issued:

Plan category	Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding options	Number of securites remaining available for future issuance
Equity compensation plans approved by stockholders	2,765,808	$11.28	360,593
Equity compensation plans not approved by stockholders	—	—	$—
Total	2,765,808	$11.28	360,593

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption “Certain Relationships and Related Transactions” in the 2007 Proxy Statement, which is to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2006.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item as to expenses for principal accounting fees and services incurred by the Company is hereby incorporated by reference from the information appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2007 Proxy Statement which is to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2006.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)   Financial Statements:

(2)   Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm	81
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005, and 2004	82

(3)	Exhibits

Item 15(a)(3) Exhibit List

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference from Exhibit 3.1 in the Company’s registration statement on Form S-3/A filed on September 6, 2000 (File No. 333-44396).
3.1.1

Amendment to the Amended and Restated Certificate of Incorporation incorporated by reference from Exhibit 3.01 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 001-12493).

3.2	Amended and Restated Bylaws of the Company incorporated by reference from Exhibit 3.1 contained in the Company’s Current Report on Form 8-K filed September 7, 2004 (File No. 001-12493)
4.1	Specimen Common Stock Certificate incorporated by reference from Exhibit 4.3 in the Company’s registration statement on Form S-3 filed on October 1, 2003 (File No. 333-109340)
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

10.1

Cooperative Research and Development Agreement between the Company and the National Cancer Institute dated September 13, 1993, incorporated by reference from Exhibit 10.4 in the Company’s registration statement on Form S-1 (File No. 33-90516).

10.2	License Agreement between the Company and Georgetown University dated July 1990, incorporated by reference from Exhibit 10.5 to the Company’s registration statement on Form S-1 (File No. 33-90516).
10.3

License Agreement between the Company and Georgetown University dated April 18, 1994, incorporated by reference from Exhibit 10.6 to the Company’s registration statement on Form S-1 (File No. 33-90516).

10.4

Consulting Agreement, dated July 1, 1994, by and between the Company and EJ Financial Services, Inc, incorporated by reference from Exhibit 10.8 to the Company’s registration statement on Form S-1 (File No. 33-90516).

10.5

Cooperative Research and Development Agreement between the Company and the Food and Drug Administration dated August 27, 1997, incorporated by reference from Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 1998.

10.6

License Agreement between the Company and the National Institute of Health dated September 23, 1997, incorporated by reference from Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 1998 (File No. 001-12493).

*10.7	1998 Equity Incentive Plan, incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on October 30, 1995 (File No. 333-66365).

10.8

Collaboration Agreement by and between the Company and BioChem Therapeutics dated May 12, 1997, incorporated by reference from Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the calendar year ended Dcember 31, 1998 (File No. 001-12493).

10.9

License Agreement by and between the Company and Pharmacia and Upjohn Company dated February 19, 1999, incorporated by reference from Exhibit 10.1 of the Company’s report on Form 8-K (File No. 33-09516).

10.10

Stock Purchase Agreement by and between the Company and Pharmacia and Upjohn dated February 19, 1999, incorporated by reference from Exhibit 10.2 of the Company’s Report on Form 8-K (File No. 33-09516).

10.11

Amendment No. 1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated January, 1990, incorporated by reference from Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 1998 (File No. 001-12493).

10.12

Amendment No. 1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated April 18, 1994, incorporated by reference from Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 1998 (File No. 001-12493).

10.13

Promissory Note dated as of December 20, 2001 by and between the Company and Akorn, Inc., incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14

Processing Agreement dated as of December 20, 2001 by and between the Company and Akorn, Inc., incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15

Subordination and Intercreditor Agreement dated as of December 20, 2001 by and between the Company and John N. Kapoor, as Trustee under the John N. Kapoor Trust, dated September 20, 1989, incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16

Subordination, Standby and Intercreditor Agreement dated as of December 20, 2001 by and between the Company and the Northern Trust Company, incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

*10.17

Amendment to the 1998 Equity Incentive Plan, incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held June 6, 2002.

10.18

First Amended and Restated Synthetic Cardiolipin Supply Agreement dated as of November 1999, by and between Avanti Polar Lipids, Inc. and NeoPharm, Inc., incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-12493).

10.19

Conditional Option Agreement between Avanti Polar Lipids and NeoPharm, Inc. dated as of January 26, 1999, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-12493).

10.20

Form of Amendment to Processing Agreement dated as of October 7, 2003 by and between NeoPharm, Inc. and Akorn, Inc., incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2003 (File No. 001-12493).

10.21

Form of Amended and Restated Promissory Note dated as of October 7, 2003 by and between the Company and Akorn, Inc., incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2003 (File No. 001-12493).

10.22

Subordination and Intercreditor Agreement dated as of October 7, 2003 by and between the Company and LaSalle Bank National Association, incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2003 (File No. 001-12493).

*10.23

Separation Agreement and Full Release of Claims between the Company and James M. Hussey, dated as of June 17, 2004, incorporated by reference from Exhibit 10.01 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.24

Form of Director and Executive Officer Indemnification Agreement of NeoPharm, Inc., as adopted on September 20, 2004, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed September 30, 2004 (File No. 001-12493).

10.25

Settlement Agreement among NeoPharm, Inc., John N. Kapoor, Ph.D., Erick E. Hanson, Gregory P. Young, and Dr. Kaveh T. Safavi dated as of November 11, 2004, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed November 17, 2004 (File No. 001-12493).

*10.26

Separation Agreement by and between NeoPharm, Inc. and Sander A. Flaum dated as of November 11, 2004, incorporated by reference from Exhibit 10.02 the Company’s Current Report on Form 8-K filed September 17, 2004 (File No. 001-12493).

*10.27

Separation Agreement by and between NeoPharm, Inc. and Matthew P. Rogan dated as of November 11, 2004, incorporated by reference from Exhibit 10.03 to the Company’s Report on Form 8-K filed on November 17, 2004 (File No. 001-12493).

10.28

Sublicense and License Agreement between Nippon Kayaku Co., Ltd. and NeoPharm, Inc. dated as of December 28, 2004, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 4, 2005 (File No. 001-112493).

*10.29

Separation Agreement and Full Release of Claims by and between NeoPharm, Inc. and Gregory P. Young dated as of March 11, 2005, incorporated by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on March 14, 2005 (File No. 001-12493).

*10.30

Amendment No. 1 to Separation Agreement and Full Release of Claims by and between NeoPharm, Inc and James M. Hussey dated March 10, 2005, incorporated by reference from Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on March 14, 2005 (File No. 001-12493).

*10.31

Employment Agreement by and between NeoPharm, Inc. and Ronald G. Eidell dated April 25, 2005, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on April 28, 2005 (File No. 001-12493).

*10.32

Interim Engagement Resources Agreement by and between NeoPharm, Inc. and Tatum CFO Partners, LLP. dated April 25, 2005, incorporated by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on April 28, 2005 (File No. 001-12493).

10.33

Note Repayment Agreement by and between NeoPharm, Inc. and Akorn, Inc. dated May 16, 2005, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 20, 2005 (File No. 001-12493).

*10.34

Non-Employee Director Compensation dated June 16, 2005, incorporated by reference from Exhibit 10.1 incorporate by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2005 (File No. 001-12493).

10.35

Modification to CRADA No. 26-97 by and between the NeoPharm, Inc. and FDA dated July 25, 2005 incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2005 (File No. 001-12493).

*10.36

Employment Agreement by and between NeoPharm, Inc. and Guillermo A. Herrera dated October 28, 2005, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 1, 2005 (File No. 001-12493).

*10.37

Terms of Employment by and between NeoPharm, Inc. and Timothy P. Walbert dated January 17, 2006, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2006 (File No. 001-12493).

10.38

License Amendment (L-226-1996/1) dated May 30, 2006, between NeoPharm, Inc. and the National Institute of Health, on behalf of the Public Health Service, amending License Agreement (L-226-1996/0), incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2006 (File No. 001-12493).

10.39

License Amendment (L-024-2006/0) dated May 30, 2006, between NeoPharm, Inc. and the National Institute of Health, on behalf of the Public Health Service, incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 5, 2006 (File No. 001-12493).

*10.40

Separation Agreement and Full Release of All Claims, dated June 13, 2006, by and between NeoPharm, Inc. and Lawrence A. Kenyon, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2006 (File No. 001-12493).

*10.41	The NeoPharm, Inc. 2006 Employee Stock Purchase Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 21,2006 (File No. 001-12493).
*10.42	The NeoPharm, Inc. 2006 Equity Incentive Plan, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21,2006 (File No. 001-12493).
*10.43

Specimen Form of Award Agreement used to award Stock Options under the NeoPharm, Inc. 2006 Equity Incentive Plan, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2006 (File No. 001-12493).

*10.44	Non-employee Director Compensation, incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 21, 2006 (File No. 001-12493).
*10.45

Terms of Employment by and between NeoPharm, Inc. and Ronald E. Pauli dated August 4, 2006, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2006 (File No. 001-12493).

*10.46

License Amendment (L-024-2006/1) dated August 21, 2006, between NeoPharm, Inc. and the Natioanl Institutes of Health, on behalf of the Public Health Service and the Department of Health and Human Services, amending License Agreement L-024-2006/0, incorporated by reference from Exhibit 10-1 to the Company Current Report on Form 8-K filed on August 23, 2006 (File No. 12493).

10.47

Amendment No. 5 to Cooperative Research and Development Agreement No 26-97 incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 11, 2006 (File No. 001-12493).

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

Signature	Title	Date
/s/ JOHN N. KAPOOR	Director, Chairman of the Board	March 15, 2007
John N. Kapoor
/s/ GUILLERMO A. HERRERA	Director, President, and Chief Executive	March 15, 2007
Guillermo A. Herrera	Officer (Principal Executive Officer)
/s/ FRANK C. BECKER	Director	March 15, 2007
Frank C. Becker
/s/ RONALD G. EIDELL	Director	March 15, 2007
Ronald G. Eidell
/s/ BERNARD A. FOX	Director	March 15, 2007
Bernard A. Fox
/s/ PAUL E. FREIMAN	Director	March 15, 2007
Paul E. Freiman
/s/ ERICK E. HANSON	Director	March 15, 2007
Erick E. Hanson
/s/ KAVEH T. SAFAVI	Director	March 15, 2007
Kaveh T. Safavi
/s/ RONALD E. PAULI	Chief Financial Officer (Principal	March 15, 2007
Ronald E. Pauli	Financial Officer and Principal
Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NeoPharm, Inc.:

We have audited the accompanying consolidated balance sheets of NeoPharm, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoPharm, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NeoPharm, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 16, 2007

NEOPHARM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,852,000	$1,486,000
Short-term investments	36,735,000	28,776,000
Trade accounts receivable, net	—	1,000
Inventories	—	6,000
Prepaid expenses and other	627,000	728,000
Total current assets	39,214,000	30,997,000
Fixed assets, net of accumulated depreciation	1,266,000	2,157,000
Other assets	209,000	216,000
Total assets	$40,689,000	$33,370,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,085,000	$683,000
Accrued clinical trial expenses	2,272,000	5,370,000
Accrued compensation	811,000	1,889,000
Accrued legal expenses	129,000	241,000
Obligations under capital lease	30,000	—
Other accrued expenses	1,250,000	1,206,000
Total current liabilities	9,577,000	9,389,000
Obligations under capital lease	105,000	—
Deferred revenue	2,000,000	2,000,000
Deferred rent	35,000	36,000
Derivative financial instruments	101,000	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 28,080,408 and 23,740,051 shares issued and outstanding, respectively	6,000	5,000
Additional paid-in capital	290,098,000	249,965,000
Accumulated deficit	(261,233,000)	(228,025,000)
Total stockholders’ equity	28,871,000	21,945,000
Total liabilities and stockholders’ equity	$40,689,000	$33,370,000

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

NEOPHARM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
Collaboration revenue	$—	$500,000	$—
Product revenue	11,000	43,000	157,000
Total revenue	11,000	543,000	157,000
Expenses:
Cost of product revenue	1,000	2,000	5,000
Research and development	21,199,000	31,851,000	44,513,000
Selling, general, and administrative	14,136,000	11,421,000	12,798,000
Change in fair value of derivative financial instruments	(1,551,000)	—	—
Employee termination costs	1,528,000	—	1,149,000
Facility consolidation costs	433,000	—	—
Related party expenses	—	—	420,000
Recovery of note receivable	—	(2,500,000)	—
Total expenses	35,746,000	40,774,000	58,885,000
Loss from operations	(35,735,000)	(40,231,000)	(58,728,000)
Interest income	2,527,000	1,506,000	1,119,000
Net loss	$(33,208,000)	$(38,725,000)	$(57,609,000)
Net loss per share— Basic and diluted	$(1.20)	$(1.64)	$(2.51)
Weighted average shares outstanding— Basic and diluted	27,782,074	23,601,643	22,941,668

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

NEOPHARM, INC. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS’ EQUITY

	Shares of Preferred Stock	Shares of Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2003	—	18,862,906	$4,000	$171,705,000	$(131,691,000)	$40,018,000
Issuance of common stock pursuant to public offering	—	4,312,500	1,000	73,472,000	—	73,473,000
Issuance of common stock pursuant to exercise of stock options	—	172,367	—	1,187,000	—	1,187,000
Issuance of restricted common stock to non-employee directors	—	24,982	—	381,000	—	381,000
Employee common stock option compensation	—	—	—	43,000	—	43,000
Non-employee common stock option compensation	—	—	—	737,000	—	737,000
Net loss	—	—	—	—	(57,609,000)	(57,609,000)
Balance at December 31, 2004	—	23,372,755	5,000	247,525,000	(189,300,000)	58,230,000
Issuance of common stock pursuant to exercise of stock options	—	285,519	—	1,494,000	—	1,494,000
Issuance of restricted common stock to non-employee directors	—	36,010	—	305,000	—	305,000
Employee common stock-based compensation	—	22,075	—	217,000	—	217,000
Non-employee common stock option compensation	—	—	—	236,000	—	236,000
Issuance of common stock in lieu of cash payment	—	23,692	—	188,000	—	188,000
Net loss	—	—	—	—	(38,725,000)	(38,725,000)
Balance at December 31, 2005	—	23,740,051	5,000	249,965,000	(228,025,000)	21,945,000
Issuance of common stock pursuant to public offering	—	4,025,000	1,000	38,738,000	—	38,739,000
Issuance of common stock pursuant to exercise of stock options	—	217,950	—	856,000	—	856,000
Issuance and compensation associated with restricted common stock issued to non-employee directors	—	58,083	—	368,000	—	368,000
Employee common stock-based compensation	—	—	—	1,633,000	—	1,633,000
Issuance of common stock to employee stock purchase plan	—	39,324	—	190,000	—	190,000
Reclassification of derivative instrument	—	—	—	(1,652,000)	—	(1,652,000)
Net loss	—	—	—	—	(33,208,000)	(33,208,000)
Balance at December 31, 2006	—	28,080,408	$6,000	$290,098,000	$(261,233,000)	$28,871,000

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

NEOPHARM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(33,208,000)	$(38,725,000)	$(57,609,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,153,000	1,300,000	1,329,000
Stock-based compensation expense	2,059,000	758,000	1,162,000
Change in fair value of derivative financial instruments	(1,551,000)	—	—
Loss on retirement of fixed assets	11,000	25,000	—
Non-cash reorganization charge	94,000	—	—
Provision for losses on accounts receivable	—	10,000	—
Changes in assets and liabilities:
(Increase) in interest receivable on short-term investments	(9,000)	(55,000)	(20,000)
Decrease (increase) in trade accounts receivable	1,000	(1,000)	(11,000)
Decrease (increase) in inventories	6,000	—	(6,000)
(Increase) decrease in prepaid expenses and other	101,000	473,000	(221,000)
Increase (decrease) in accounts payable	4,402,000	285,000	(101,000)
Increase (decrease) in accrued expenses	(4,250,000)	91,000	3,238,000
Increase (decrease) in deferred revenue	—	1,997,000	3,000
Increase in deferred rent	9,000	36,000	—
Net cash and cash equivalents used in operating activities	(31,182,000)	(33,806,000)	(52,236,000)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	32,850,000	59,100,000	22,266,000
Purchase of marketable securities	(40,800,000)	(77,450,000)	(18,000,000)
Purchase of equipment and furniture	(204,000)	(588,000)	(463,000)
Net cash and cash equivalents (used in) provided by investing activities	(8,154,000)	(18,938,000)	3,803,000
Cash flows from financing activities:
Proceeds from issuance of common stock, net	38,739,000	—	73,473,000
Proceeds from exercise of stock options	856,000	1,494,000	1,187,000
Proceeds from employee stock purchase plan	133,000	—	—
Repayment of capital lease obligation	(26,000)	—	—
Net cash and cash equivalents provided by financing activities	39,702,000	1,494,000	74,660,000
Net increase/(decrease) in cash and cash equivalents	366,000	(51,250,000)	26,227,000
Cash and cash equivalents, beginning of period	1,486,000	52,736,000	26,509,000
Cash and cash equivalents, end of period	$1,852,000	$1,486,000	$52,736,000
	$—
Supplemental schedule of non-cash financing activities:
Issuance of common stock in satisfaction of liability	$—	$188,000	$—
Capital lease of office equipment	$161,000	$—	$—
Supplemental disclosure of cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes to consolidated financial statements
are an integral part of these financial statements.

NEOPHARM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 NATURE OF OPERATIONS AND PRINCIPAL ACCOUNTING POLICIES

Nature of Operations—NeoPharm, Inc. (“we”, “us, “our”, or the “Company”), a Delaware corporation, was incorporated on June 15, 1990, under the name of OncoMed, Inc. In March 1995, we changed our name to NeoPharm, Inc. During 2004, we established a wholly-owned subsidiary, NeoPharm EU Limited, to comply with regulatory requirements enacted for clinical trials conducted in the European Union. All of our assets are located in the United States.

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers. Our corporate strategy is to advance the research, development, and commercialization of new and innovative anti-cancer treatments. Our corporate office and research and development facility is located in Waukegan, Illinois and we had 53 active employees as of December 31, 2006.

Since we began business in June 1990, we have principally devoted our resources to funding research and product development programs. To date, we have not received United States Food and Drug Administration, or FDA, approval of any of our drug product candidates. We expect to continue to incur losses for the foreseeable future as we continue our research and development activities, which include the sponsorship of human clinical trials for our drug product candidates. If and until we are able to consistently generate profitable revenue through the sale of drug or non-drug products, we anticipate that we will continue to be required to fund the development of our pre-clinical compounds and drug product candidates primarily by other means, including, but not limited to, selling stock in the Company, licensing the development rights to some of our drug product candidates to third parties, or collaborating with third parties to develop formulations of their compounds using our technology.

One of the our drug product candidates has been licensed from the National Institutes of Health, or NIH, and is the subject of a Cooperative Research and Development Agreement, or CRADA, with the FDA. We also have rights to drug product candidates developed under license and contract research agreements with Georgetown University, or Georgetown.

We are continuing to develop our drug product candidates, which requires substantial capital for research, product development and market development activities. We have not yet initiated marketing of a commercial drug product. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization. Our future success is dependent on our ability to make progress in the development of our drug product candidates and, ultimately, upon our ability to attain future profitable operations through the successful manufacturing and marketing of those drug product candidates. There can be no assurance that we will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market our drug product candidates, or attain successful future operations. Insufficient funds could require us to delay, scale back, or eliminate one or more of our research and development programs or to license third parties to commercialize drug product candidates or technologies that we would otherwise seek to develop without relinquishing our rights thereto. Accordingly, the predictability of our future success is uncertain.

Our rights to our drug product candidates are subject to the terms of our agreements with NIH, FDA, and Georgetown. Termination of any, or all, of these agreements could have a material adverse effect on our business, financial position and results of operations. In addition, uncertainty exists as to our ability to protect our rights to patents and proprietary information. There can also be no assurance that research and discoveries by others will not render some or all of our technology or drug product candidates noncompetitive or obsolete. Nor can there be any assurance that unforeseen problems will not develop with our technologies or applications, or that we will be able to successfully address technological challenges we encounter in our research and development programs. While we maintain insurance to cover the use of our drug product candidates in clinical trials, we do not yet maintain insurance covering the potential sales of our products nor is there any assurance that we will be able to obtain or maintain such insurance on acceptable terms or with adequate coverage against potential liabilities.

From our inception on June 15, 1990, through December 31, 1998, the Company was classified as a development stage entity. We completed our development stage upon the out-licensing of our first major drug product candidates to Pharmacia & Upjohn Company, or Pharmacia, in February of 1999. Accordingly, the inception to date information is not presented in these consolidated financial statements.

Basis of Presentation—The consolidated financial statements include the accounts of NeoPharm, Inc. and its wholly-owned subsidiary, NeoPharm EU Limited. As of and through December 31, 2006, the subsidiary had nominal assets and had not conducted any business. All significant intercompany accounts and transactions have been eliminated in consolidation.

Amounts presented have been rounded to the nearest thousand.

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

Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included with cash are cash equivalents of $593,000 and $104,000 as of December 31, 2006 and 2005, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Short-term Investments—Short-term investments consist of auction rate certificates that have scheduled maturities greater than 90 days at the time of purchase. We believe the structural features of the auction rate certificates provide us with liquidity characteristics similar to cash equivalents. As provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investment in Debt and Equity Securities, we have elected to treat all of our investments in marketable securities as “available-for-sale,” which requires that these investments be recorded at fair market value. However, given the interest rate reset features of our auction rate certificates, the carrying value of our short-term investments represents their fair value. Dividend and interest income are recognized when earned. We had $36,735,000 and $28,776,000 of investments in marketable securities as of December 31, 2006 and 2005, respectively. Included with the carrying value of the investments in marketable securities was accrued interest income receivable of $85,000 and $76,000 as of December 31, 2006 and 2005, respectively. Realized gains on investments sold in the periods presented were immaterial.

Inventory—We had no commercial inventory on hand as of December 31, 2006. Inventory of $6,000 on hand at December 31, 2005 was comprised solely of NeoPhectin finished goods stated at the lower of cost or market using the first in, first out method, or FIFO method. Inventory cost consisted of direct material and direct labor costs.

Fixed Assets—Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place. Total depreciation expense for the years ended December 31, 2006, 2005 and 2004, was $1,153,000, $1,300,000 and $1,329,000, respectively.

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

Other Assets—Other assets consist of a lease security deposit of $27,000 and of $182,000 in cash held by a bank as collateral for a standby letter of credit issued by the bank in favor of the Company. The cash held by the bank is restricted as to use for the term of the standby letter of credit.

Income Taxes—We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide valuation allowances against the deferred tax assets for amounts which are not considered “more likely than not” to be realized.

Revenue Recognition—We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

For product sales not subject to unconditional rights of return, we recognize revenue upon shipment as title and risk of loss has passed to the customer. For product sales subject to unconditional rights of return, we recognize revenue upon shipment when we can reasonably estimate the level of returns at the time of shipment. Given the limited sales history of our products, we are currently unable to reasonably estimate the level of returns at the time of shipment. Accordingly, revenue related to shipments to distributors that have been granted an unconditional right of return is currently being recognized when the right of return has expired, which occurs upon the earlier of shipment of the product by the distributor to an end user or expiration of the right of return, which is 60-180 days depending upon the distributor. The Company warrants its products in a manner consistent with industry standards and has not incurred any warranty costs related to the sale of NeoPhectin.

We enter into collaboration and technology licensing arrangements, which contain multiple deliverables. Under the provisions of Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, we evaluate whether these deliverables constitute separate units of accounting to which total arrangement consideration is allocated. A deliverable qualifies as a separate unit of accounting when the item delivered to the customer has standalone value, there is objective and reliable evidence of fair value of items that have not been delivered to the customer, and, if there is a general right of return for the items delivered to the customer, delivery or performance of the undelivered items is considered probable and substantially in our control. Arrangement consideration is allocated to units of accounting on a relative fair-value basis or the residual method if we are unable to determine the fair value of all deliverables in the arrangement. Consideration allocated to a unit of accounting is limited to the amount that is not contingent upon our future performance. Upon determination of separate units of accounting and allocated consideration, the general criteria for revenue recognition are applied to each unit of accounting.

We have entered into collaboration and license agreements with third parties. The terms of one of our collaboration agreements provided for an upfront nonrefundable payment to the Company of $150,000 as well as an additional $350,000 upon delivery of a customized formulation for NeoPhectin to the customer. We delivered the customized formulation in June 2005 at which time we recognized the full contract amount as revenue. In January 2005, we entered into a license agreement with Nippon Kayaku Co., Ltd, or Nippon, in which Nippon licensed the rights to develop and commercialize CINTREDEKIN BESUDOTOX in Japan. In exchange, we received a $2,000,000 upfront nonrefundable fee in January 2005 and are entitled to receive future additional fees, milestone payments and royalties. Nippon is responsible for all development costs in Japan. We have agreed to provide or arrange for contract manufacture of a commercial supply of CINTREDEKIN BESUDOTOX upon receipt of marketing approval by Nippon. The upfront nonrefundable fee received by the Company will be recognized ratably as revenue once the general criteria for revenue recognition has been met for the unit of accounting to which the fee has been allocated, or if the agreement should be terminated.

Research and Development—Research and development, or R&D, costs are expensed when incurred. These costs include, among other things, consulting fees and costs reimbursed to third parties under license and research agreements described in Note 10, Commitments. Payments related to the acquisition of technology rights, for which development work is in process, are expensed as incurred and are considered a component of R&D costs. We charge the indirect cost of administering R&D activities to R&D expense.

Share-based Compensation—We adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), effective January 1, 2006. SFAS 123(R) requires the financial statement recognition of compensation expense related to the fair value of our share-based compensation awards. Prior to our adoption of SFAS 123(R), we accounted for share-based awards to directors, officers, and employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, or APB No. 25, as allowed under SFAS No. 123, Accounting for Share-based Compensation, or SFAS 123. Under the intrinsic value method, compensation expense is measured on the date of grant if the current market price of the underlying stock exceeded the exercise price or when the number of shares and exercise price are known, if both are not determinable at the date of grant. Compensation expense for fixed awards was recognized ratably over the vesting period. SFAS 123 also established accounting and disclosure requirements using a fair-value method of accounting for share-based employee compensation plans.

We adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the 2006 consolidated statement of operations includes: a) compensation cost for the fair value of the remaining portion of the requisite service period for all share-based awards granted prior to, but not vested, as of January 1, 2006, and b) compensation cost for the fair value for all share-based awards granted or modified subsequent to January 1, 2006. We recognize such compensation cost on a straight-line basis. Under the pro forma disclosure requirements of SFAS 123, in prior periods, we recognized costs on a straight-line basis and considered the effect of forfeitures as incurred.

Leases—With respect to our operating leases, we apply the provisions of FASB Technical Bulletin, or FTB, 85-3, Accounting for Operating Leases with Scheduled Rent Increases, to scheduled rent increase provisions contained in lease agreements by recognizing rent expense on a straight-line basis over the lease term. Our capital lease is accounted for under the provision of SFAS No. 13, Accounting for Leases.

Contingencies—Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Recoveries from other parties are recorded when realized.

Fair Value of Financial Instruments—Financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and derivative financial instruments, see Note 6. These financial instruments are marked to market, therefore their carrying value is a reasonable estimate of fair value.

Recent Accounting Pronouncements—In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115, or SFAS 159. SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently considering the impact of SFAS 159 on its consolidated financial statements.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. This interpretation is effective for fiscal years beginning after December 15, 2006 and clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires analysis of misstatements using both an income statement, or rollover, approach and a balance sheet, or iron curtain, approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position or results of operations.

2.                 NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31:

	For the Years Ended December 31,
	2006	2005	2004
Numerator:
Net loss	$(33,208,000)	$(38,725,000)	$(57,609,000)
Denominator:
Weighted average shares outstanding	27,782,074	23,601,643	22,941,668
Loss per share—basic and diluted	$(1.20)	$(1.64)	$(2.51)
Potential common share equivalents	2,765,808	3,805,157	3,713,376

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are the same, since the effect of potential common share equivalents is anti-dilutive.

3.                 SHORT-TERM INVESTMENTS

Short-term investments, stated at market, include the following at December 31, 2006 and 2005:

	2006	2005
State government agencies	$36,650,000	$28,700,000
Total short-term investments	$36,650,000	$28,700,000

Included with the carrying value of the investments is accrued interest income receivable of $85,000 and $76,000 as of December 31, 2006 and 2005, respectively.

Short-term investments are stated at cost, which approximate fair value due to their variable interest rates, which typically reset every 7 to 35 days. As of December 31, 2006, the Company’s investments in auction rate certificates have contractual maturities of greater than ten years. Despite the long-term nature of their stated contractual maturities, the Company has demonstrated the ability to liquidate these securities as needed. Accordingly, as these securities represent the investment of cash, which is available for operations, they have been classified as a current asset on the accompanying Consolidated Balance Sheets.

4.                 FIXED ASSETS

Fixed assets are comprised of the following as of December 31:

	Estimated
	Useful Life
	(years)	2006	2005
Computer equipment	3	$1,452,000	$1,447,000
Scientific equipment	5	3,967,000	3,968,000
Furniture	7	780,000	981,000
Equipment under capital lease	5	161,000	—
Leasehold improvements	*	908,000	868,000
Less accumulated depreciation	**	(6,002,000)	(5,107,000)
Fixed assets, net		$1,266,000	$2,157,000

*—The estimated useful life of leasehold improvements is the lesser of the lease term or five years.

**—Amortization expense related to assets under capital lease in included in depreciation expense and accumulated depreciation.

5.                 STOCKHOLDERS’ EQUITY

On January 10, 2006, we issued 4,025,000 shares of our common stock in a public offering, which resulted in net proceeds of $39,002,000, after underwriting discounts and commissions of $2,053,000 and before expenses of $263,000.

On January 27, 2004, we issued 4,312,500 shares of common stock in a public offering which resulted in net proceeds of $73,981,000 after underwriting discounts and commissions of $4,722,000 and before expenses of $508,000.

In June 2003, our Board of Directors adopted a stockholder rights plan that provided for the issuance of rights to purchase shares of Series A Participating Preferred Stock, or Series A Preferred, of the Company. Under the plan, one preferred share purchase right was distributed for each outstanding share of common stock. Each purchase right entitles the holder to purchase from the Company one one-thousandth (1/1000th) of a share of Series A Preferred at a price of $112.00 per share, subject to adjustment. The rights become exercisable, with certain exceptions, ten business days after any party, without prior approval of our Board of Directors, acquires, or announces an offer to acquire, beneficial ownership of 15% or more of our common stock, we are acquired in a merger or other business combination, or 50% or more of our assets are sold after the time that the rights become exercisable. The rights provide that each right holder will receive, upon exercise, shares of the common stock of the surviving or acquiring company, as applicable, having a market value of twice the exercise price of the right. The rights expire on July 28, 2013, unless they are earlier redeemed or exchanged by the Company. No rights had been exercised as of December 31, 2006.

6.                 SHARE-BASED COMPENSATION

We currently sponsor the following share-based payment plans:

2006 Plan

In June 2006, our stockholders approved the NEOPHARM, Inc. 2006 Equity Incentive Plan, or the 2006 Plan. The 2006 Plan provides for the issuance of stock options, non-vested stock, restricted stock, performance units or performance share awards to employees, directors and consultants convertible to up to 1,000,000 shares of our common stock. Awards under the 2006 Plan generally consist of stock options having an exercise price equal to the average of the lowest and highest reported sale prices of our common stock on the date of grant; vest ratably over four years; have a 10 year term; and are subject to continuous employment. Stock awards granted to our non-employee directors under the 2006 Plan typically vest one year from the date of grant. Awards under the 2006 Plan vest immediately upon a change in control, as defined in the 2006 Plan. Although the 2006 Plan provides for the issuance of performance units and performance shares, we have not made grants of these types of awards. The 2006 Plan limits to 500,000 the shares of common stock which may be issued pursuant to restricted stock or bonus stock awards. As of December 31, 2006, 299,917 shares were available for issuance under the 2006 Plan.

2006 Employee Stock Purchase Plan

In June 2006, our shareholders also approved the 2006 Employee Stock Purchase Plan, or the Purchase Plan, under which eligible employees may purchase shares of common stock quarterly through payroll deductions. An aggregate of 100,000 shares of common stock may be issued under the Purchase Plan. The price per share under the Purchase Plan is 85% of the lower of the closing price of the common stock on (i) the first business day of the plan period or (ii) the purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after or prior to purchase the employee owns 5% or more of the total combined voting power or value of the our common stock. During 2006, 39,324 shares were issued under the Purchase Plan resulting in compensation expense of $54,000. At December 31, 2006, 60,676 shares remained available for issuance.

The 1998 Plan

Our 1998 Equity Incentive Plan, or the 1998 Plan, provided for the grant of awards, primarily stock options, to employees, directors, and consultants to acquire up to 4,600,000 shares of our common stock. Following the June 2006 shareholder approval of the 2006 Plan, no further awards have been or will be made under the 1998 Plan. Option awards under the 1998 Plan were generally granted with an exercise price equal to the closing price of our common stock on the date of grant, but may have been granted with an exercise price of not less than 85% of the fair market value of our common stock. Option awards under the 1998 Plan typically had a 10-year life and vested ratably on the first four anniversaries of the grant, subject to continuous employment. Stock awards granted to our non-employee directors under the 1998 Plan typically vested one year from the date of grant. Outstanding awards issued under the 1998 Plan vested immediately upon a change in control, as defined in the 1998 Plan.

Amounts recognized in the consolidated statements of operations with respect to our share based compensation plans were as follows:

	Year Ended December 31,
	2006	2005	2004
Research and development	$722,000	$—	$—
Selling, general and administrative	1,337,000	758,000	1,162,000
Total cost of share-based payment plans during period	$2,059,000	$758,000	$1,162,000

We have never capitalized, or recognized an income tax benefit from, share-based compensation.

For fiscal periods prior to our January 2006 adoption of SFAS 123(R), we used the APB 25 intrinsic-value method of accounting for share-based compensation. The following table illustrates the effect on our net loss in prior periods as if the SFAS 123 fair-value method of accounting had been applied:

	2005	2004
Net loss as reported	$(38,725,000)	$(57,609,000)
Add: stock-based compensation expense included in reported net loss(1)	758,000	1,162,000
Less: total stock-based compensation expense determined under fair-value based method for all awards(2)	(1,647,000)	(14,161,000)
Pro forma net loss	$(39,614,000)	$(70,608,000)
Basic and diluted loss per common share
As reported	$(1.64)	$(2.51)
Pro forma	$(1.68)	$(3.08)

(1)          Value of restricted stock granted to non-employee directors in 2005 and 2004, compensation expense relating to options granted to an executive at 85% of fair value in 2005 and 2004 and the grant of common stock to an executive in 2005.

(2)          Includes acceleration of vesting period due to the triggering of a change in control provision under the 1998 Plan in 2004. In November 2004, the Company entered into an agreement to end a shareholder consent solicitation. The terms of the agreement provided for expansion of the board of directors and replacement of certain directors. These provisions constituted a “change in control” under the terms of the 1998 Plan. Accordingly, substantially all outstanding unvested stock options were immediately vested pursuant to their original terms of grant upon the “change in control” event. Other than the then Chief Executive Officer, all employees’ unvested stock options became vested, which resulted in the vesting of an additional 1,221,203 stock options in 2004 that would have otherwise vested in future years.

During 2004, the Company awarded its then newly-hired CEO, Mr. Gregory P. Young, the right to receive up to 350,000 common stock options, which would be granted at the then fair market value upon the Company’s common stock reaching certain price levels for defined periods of time.

In March 2005, Mr. Young resigned as CEO and a Director and became a consultant to the Company. Under the terms of the consulting agreement, Mr. Young agreed to serve as a consultant to the Company for a period of up to 12 months or until the termination of the Separation Agreement, whichever was earlier, during which time all options previously granted to Mr. Young continued to vest and remained exercisable until 90 days after termination as a consultant, resulting in the vesting of 62,500 options. All other options granted to Mr. Young were forfeited. For the year ended December 31, 2005, the Company recorded compensation expense of $236,000 related to the options granted to Mr. Young that continued to vest during the term of the consulting agreement.

In June 2004, the Company’s then CEO, Mr. James Hussey, resigned and became a consultant to the Company. Under the terms of the consulting agreement, 473,625 unvested options previously granted to Mr. Hussey continued to vest in accordance with their original terms. The vesting of these options was accelerated upon the change of control event. Upon acceleration of vesting of the options, the former CEO’s performance commitment was reached and the Company measured the fair value of these options and recorded compensation expense of $737,000 for the year ended December 31, 2004.

The following table summarizes employee stock option awards during the years ended December 31, 2006, 2005 and 2004:

	Shares	Weighted Average Exercise Price / Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2003	3,246,725	$12.45/$9.71
Granted	821,500	$15.28/$12.47
Exercised	(172,367)	$6.89/$5.62
Forfeited, expired and or cancelled	(182,482)	$15.65/$12.37
Outstanding at December 31, 2004	3,713,376	$13.17/$9.38
Granted	960,875	$8.55/$5.56
Exercised	(285,519)	$5.23/$2.30
Forfeited, expired and or cancelled	(583,575)	$13.02/$10.54
Outstanding at December 31, 2005	3,805,157	$12.99/$8.82
Granted	929,400	$8.42/$5.73
Granted out of the money	30,000	$6.51/$3.46
Exercised	(180,000)	$3.75/$3.22		$225,000
Forfeited, expired and or cancelled	(2,052,774)	$13.82/$10.43
Outstanding at December 31, 2006	2,531,783	$11.28/$8.29	7.33	$—
Exercisable at December 31, 2006	1,093,050	$15.00/$11.65	5.19	$—

We expect to recognize $6.0 million of unrecognized share-based compensation over a weighted average period of 2.1 years.  The following table summarizes information about our stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
Range of	Options	Remaining Life	Average	Options	Average
Exercise Prices	Outstanding (1)	(in years)	Exercise Price	Exercisable	Exercise Price
$5.17	75,000	9.66	$5.17	—	$—
$5.73 - $8.60	825,887	9.33	$7.31	128,629	$7.95
$8.60 - $11.46	614,078	7.89	$9.10	237,728	$9.15
$11.46 - 14.33	343,333	7.02	$12.78	167,883	$13.31
$14.33 - $17.19	94,520	2.99	$15.78	94,520	$15.78
$17.19 - $20.06	300,945	4.71	$19.22	300,945	$19.22
$20.06 - $22.92	157,653	3.90	$22.56	157,653	$22.56
$22.92 - $25.80	5,692	2.37	$23.21	5,692	$23.21
Total Options	2,417,108	7.45	$11.32	1,093,050	$15.00

(1)   Excludes 114,675 of options held by a former employee and consultant.

In June 2006, we granted 58,083 non-vested shares of common stock to non-employee directors with a weighted average fair value of $6.37 and one year vesting. In June 2005, we granted 36,010 shares of non-vested common stock to non-employee directors with a weighted average fair value of $9.76, all shares of which vested on June 16, 2006. As of December 31, 2006, there were 58,083 non-vested non-employee director shares outstanding, with $171,000 of unrecognized compensation expense to be recognized over a weighted average period of six months. No stock options were granted to non-employee directors during fiscal 2006.

Stock Option Valuation Information

We have estimated the fair value of our share-based compensation using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that have a significant impact on the fair value estimate. The weighted-average estimated fair value of employee stock options granted as calculated using the Black-Scholes model and the related weighted-average assumptions follow:

	2006	2005	2004
Expected volatility	67.9%	70.5%	72.0%
Risk-free interest rate	4.5%	4.3%	3.7%
Expected term (in years)	6.25	6.25	10.00
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average estimated fair value of employee stock options granted	$5.56	$5.73	$12.47

We have based our assumptions regarding expected volatility on the historic volatility of our common stock, the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant, and the expected term of options using the “Simplified Method” in accordance with SAB No. 107, Share-Based Payment.

Derivative Financial Instruments

Prior to 2000, we granted common stock options to certain non-employee consultants as compensation related to research and development activities. As of January 1, 2006, the effective date of

SFAS123(R), options granted to certain non-employees to purchase 234,025 shares of our common stock were vested and outstanding. Upon adoption of SFAS 123(R), these non-employee common stock options were accounted for as derivative instruments in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and recorded as a liability.

In August 2006, we entered into a separation agreement with Lawrence A. Kenyon, our former Chief Financial Officer, under which Mr. Kenyon’s employment status changed from employee to consultant reflecting his continued service to the Company. Under the agreement, at that time 40,300 options were forfeited and 17,025 unvested employee stock options were reclassified to non-employee option grants which will vest through May 31, 2007 and are exercisable until August 29, 2007. We have recognized the expense for these non-employee grants accordingly.

We calculated the estimated fair value of the outstanding options granted to non-employees as of January 1, 2006 to be $1,652,000 and reclassified this amount from additional paid-in-capital to a liability. The estimated fair value of the non-employee options is remeasured each reporting period with any change in estimated fair value recorded as a component of loss from operations in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006. As of December 31, 2006, 175,150 non-employee options were outstanding. During 2006, we recorded the benefit of the change in fair value of $1,551,000, which resulted primarily from a decline in our stock price.

We use the Black-Scholes option-pricing model to estimate the fair value of the non-employee option grants over the remaining contractual terms of the outstanding options, which ranged from 8 months to 37 months at December 31, 2006.

7.                 INCOME TAXES

From inception through October 1995, we operated as an S Corporation for income tax purposes. Losses incurred during this period were reported on the stockholders’ tax returns, and are not available to the Company as a net operating loss carry forward. Since that time, losses incurred result in net operating loss carry forwards which could be used to offset possible future taxable income.

The net operating loss carry forwards will expire as follows:

Year of Expiration
2011	$1,882,000
2012	1,969,000
2018	3,122,000
2020	3,296,000
2021	12,500,000
2022	35,488,000
2023	52,200,000
2024	57,597,000
2025	40,990,000
2026	33,038,000
Total net operating loss carryforwards	$242,082,000

We have general business credit carry forwards of approximately $6,340,000 which expire in the period 2011-2026, and an alternative minimum tax credit of approximately $40,000 which can be carried forward for an indefinite period. At December 31, 2006, excess tax benefits related to employee stock option deductions of $225,000 are not yet reflected in deferred tax assets, the related tax benefit of $88,000 would be recorded in Additional Paid in Capital when it reduces income taxes payable.

Under Section 382 of the Internal Revenue Code, if an ownership change of more than 50% occurs there are annual limitations on the amount of net operating loss and other deductions which would be available to us. Accordingly, our ability to offset any future federal taxable income with net operating loss carryforwards arising before any such ownership changes may be limited.

Our federal statutory tax rate is 35% while our effective tax rate is 0%. Differences between the federal statutory and effective tax rates result from the establishment of a valuation allowance to reduce the carrying value of deferred tax assets to zero.

Significant components of the Company’s deferred tax assets and (liabilities) as of December 31 are as follows:

	2006	2005	2004
Net operating loss carry forwards	$94,324,000	$81,540,000	$65,932,000
General business credit carry forwards	6,340,000	5,790,000	4,896,000
Charitable contribution carry forwards	375,000	418,000	378,000
Alternative minimum tax credit carry forwards	40,000	40,000	40,000
Deferred revenue	780,000	780,000	—
Depreciation	(169,000)	(292,000)	(403,000)
Non-deductible stock compensation expense	744,000	233,000	476,000
Expense not currently deductible for tax purposes	149,000	172,000	1,066,000
Total deferred tax assets	102,583,000	88,681,000	72,385,000
Valuation allowance	(102,583,000)	(88,681,000)	(72,385,000)
Net deferred tax assets	$—	$—	$—

The valuation allowance increased by $13,902,000, $16,296,000 and $24,113,000 in each of the years ended December 31, 2006, 2005, and 2004, respectively. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment. Based upon our history of tax losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, we do not believe realization of these tax assets is more likely than not. As such, we have established full valuation allowances for the deferred tax assets.

8.                 TRANSACTIONS WITH RELATED PARTIES

Prior to 2005, we received management consulting services from EJ Financial Enterprises, Inc., or EJ Financial, a healthcare consulting and investment firm in which John N. Kapoor, Ph.D., Chairman of the Company’s Board of Directors, is the sole stockholder. The consulting agreement with EJ Financial expired on June 30, 2004 and was not renewed. In 2004, we paid EJ Financial $62,000 in consulting fees under this arrangement. Additionally, in 2004, we paid $350,000 to EJ Financial to reimburse Dr. Kapoor for out-of-pocket costs incurred in a consent solicitation under the terms of a settlement agreement between the Company and Dr. Kapoor. We had also entered into a consulting agreement, which was terminated in 2004, with an individual who is also an employee of Akorn, Inc., the Chairman of our Board of Directors is also the Chairman of Akorn’s Board of Directors, under which we paid Akorn $6,000 in 2004.

In December 2001, NeoPharm entered into a transaction whereby NeoPharm loaned to Akorn, Inc. $3,250,000 to assist Akorn in the completion of its lyophilized products manufacturing facility in Decatur, Illinois. Dr. Kapoor, our current Chairman of the Board of Directors and at that time a member of the

Company’s Board of Directors, is also Chairman of the Akorn Board of Directors and holds a substantial stock position in both companies. In connection with the loan transaction, NeoPharm entered into the following agreements: Promissory Note, dated December 20, 2001, in the original principal amount of $3,250,000 by Akorn to NeoPharm; Processing Agreement, dated December 20, 2001, by and between Akorn and NeoPharm; Subordination and Intercreditor Agreement, dated December 20, 2001, by and between John N. Kapoor, as Trustee under The John N. Kapoor Trust, dated September 20, 1989 and NeoPharm; and a Subordination, Standby and Intercreditor Agreement, dated December 20, 2001, by and among Akorn, Akorn (New Jersey), Inc., The Northern Trust Company and NeoPharm. The Promissory Note issued by Akorn was due in December 2006, and accrued interest at a rate equal to that received on the Company’s investments in marketable securities, which is lower than the interest rate paid by Akorn on its other outstanding debt. The Processing Agreement granted NeoPharm access to at least 15% of the annual lyophilization manufacturing capacity at Akorn at most favored customer pricing, upon completion of the facility. The Processing Agreement also provided that Akorn was to begin providing lyophilization services on or before June 30, 2003. At the time these transactions were entered into, Akorn represented that the manufacturing facility would be operational in 2003, approximately the time when NeoPharm originally anticipated it would need to manufacture its lyophilized drug product candidates for Phase 1/3 clinical trials. In 2001, NeoPharm recorded the Promissory Note net of a valuation allowance of $1,266,619 reflecting the difference between the actual loan amount and the present value of the loan using an estimated market interest rate of 10%. As of December 31, 2002, the Company determined the Promissory Note was impaired and recorded a charge to fully reserve for the Promissory Note and related accrued interest. On August 18, 2003, NeoPharm presented Akorn with a formal “Notice of Default” on the Promissory Note. Because the carrying value of the Promissory Note was zero, there was no financial statement impact as a result of any event of default under, or non-payment of, the Promissory Note. In September 2003, Akorn advised NeoPharm that it wished to refinance its senior debt with a new senior lender, which lender would require NeoPharm to subordinate its debt. In order to preserve the possibility of collecting Akorn’s debt to NeoPharm, NeoPharm and Akorn entered into an Amended and Restated Promissory Note in consideration of a higher rate of interest (which would now equal that to be charged by the new senior lender, which is the prime rate plus 175 basis points) and the possibility of accelerated mandatory repayments once Akorn’s senior debt was repaid in full. NeoPharm also agreed to waive Akorn’s default, to allow Akorn until October 2004 to provide the manufacturing rights and to subordinate Akorn’s indebtedness to NeoPharm to Akorn’s indebtedness to its new senior lender. Akorn’s refinancing was completed on October 7, 2003. On October 6, 2004, NeoPharm presented Akorn with a formal “Notice of Default” on the Amended and Restated Promissory Note resulting from Akorn’s failure to meet its obligations under the Processing Agreement. Because the carrying value of the Promissory Note was zero, there was no financial statement impact as a result of any event of default under, or non-payment of, the Promissory Note. On May 16, 2005, the Company and Akorn entered into a Note Repayment Agreement (“Repayment Agreement”), whereby the Company agreed to accept $2,500,000 as payment in full for all outstanding principal and interest due and owing under the Promissory Note, which was paid in 2005. In addition, the parties mutually agreed to terminate the Processing Agreement. As a result of the Repayment Agreement, the Company recorded a $2,500,000 benefit which was recorded as “Recovery of Note Receivable” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2005.

9.      EMPLOYEE TERMINATION AND FACILITY CONSOLIDATION COSTS

During the first nine months of 2006, we reduced our workforce by 26 associates under an organizational restructuring initiative. In May 2006, Dr. Imran Ahmad resigned as the Company’s Executive Vice President and Chief Scientific Officer and, in accordance with the terms of his original offer letter, Dr. Ahmad is scheduled to receive a twelve-month salary continuation and he received a separation payment of $20,000. Additionally, in June 2006, we entered into a separation and consulting agreement with our former Chief Financial Officer, Mr. Larry Kenyon which became effective August 31,

2006. Under this agreement, Mr. Kenyon is scheduled to receive nine-month salary continuation, reimbursement of medical and dental coverage and his previously granted options continue to vest during the consulting period. In December 2006, we completed an additional organizational restructuring which resulted in a workforce reduction of 14 positions, or approximately 20% of the workforce at that time and recorded related expense of $230,000. Aggregate 2006 employee termination costs related to 2006 reorganization and separation agreements were $1,528,000. Accrued but unpaid employee termination costs are included in other accrued expenses at December 31, 2006, totaled $415,000 and are expected to be paid in the first half of 2007.

76

Also in 2006, we recorded a $339,000 charge for estimated lease exposure related to our former Lake Forest, Illinois office space and wrote off $94,000 in related equipment and leasehold improvements with $238,000 accrued for the remaining, estimated lease exposure at December 31, 2006.

In late 2004, we reduced our workforce by 30 employees, or 23%. Terminated employees were eligible to receive salary continuation through December 31, 2004, severance, 2004 earned bonus, Company paid insurance benefits and outplacement services. All $1,149,000 of employee termination costs were expensed in 2004 and amounts accrued as of December 31, 2004 were paid out by February 28, 2005.

10.          COMMITMENTS

Manufacturing Commitment—To secure access to manufacturing capacity for the potential manufacture, scale-up of manufacturing and regulatory advancement of CINTREDEKIN BESUDOTOX through early 2008, we have entered into contractual commitments, under take or pay agreements, with a contract manufacturing organization. Under the terms of the agreements, we are obligated to pay half of the committed processing costs, or approximately $1.8 million, should we elect not to utilize such capacity.

License and Research Agreements—From time to time we enter into license and research agreements with third parties. As of December 31, 2006, we had significant agreements with three parties, as described below.

Georgetown University—We have entered into three license agreements with Georgetown whereby we obtained an exclusive worldwide license to use certain technologies. In exchange for the grant of these exclusive licenses, we agreed to pay Georgetown a royalty, ranging from 2.50% to 5.00% of any net sales from our products incorporating such technologies. The royalty will be payable for the life of the related patents. Additionally, we may be obligated to make milestone payments totaling $1,500,000 upon achievement of certain development objectives.

In addition, in 2004 we paid Georgetown $500,000 under two annually renewable contract research agreements that expired in February 2005 under which we were obligated to reimburse Georgetown for all direct and indirect costs associated with research on specific projects. In return, with respect to any project for which a New Drug Application, or NDA, is ultimately approved, we retained all rights to all inventions, developments, discoveries and other proprietary ideas which are first conceived, discovered or developed during the conduct of the research upon making a one time payment of up to $175,000 to Georgetown.

National Institutes of Health—We entered into an exclusive worldwide licensing agreement with the NIH to develop and commercialize IL13-PE38QQR (CINTREDEKIN BESUDOTOX). The agreement requires us to pay NIH a $75,000 non-refundable license issue payment and requires minimum annual royalty payments of $10,000, which increase to $25,000 after the first commercial sale. The agreement further provides for us to make milestone payments to NIH of up to $585,000 and royalties of up to 4.00% based on any future product sales. We made the first milestone payment of $25,000 to NIH in November 1999 after the filing of the U.S. Investigational New Drug IND application for IL13-PE38QQR. We are required to pay the costs of filing and maintaining product patents on the licensed products. The agreement extends to the expiration of the last to expire of the patents on the licensed products, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and us. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either party may unilaterally terminate by giving advanced notice.

On May 30, 2006, we entered into a non-exclusive Patent License Agreement with the United States Public Health Service, or PHS, providing us with a non-exclusive license to utilize a patented process owned by the U.S. government relating to convection enhanced delivery, or CED, for us to use with drugs, including CINTREDEKIN BESUDOTOX in the treatment of gliomas, in the U.S., its territories and possessions. Under the terms of this Patent License Agreement, we have paid PHS a noncreditable, nonrefundable license issue royalty of $5,000 and have agreed to pay a nonrefundable, minimum annual royalty of $2,000, which will be credited against earned royalties, which are fixed at one-half of one percent (0.5%) on aggregate future product sales over $100 million. An additional benchmark royalty of $20,000 is payable within thirty (30) days of receiving approval from the U.S. FDA of approval to use the licensed CED process in administrating a drug for the treatment of gliomas. Pursuant to an amendment to this Patent License Agreement entered into in August 2006, we expanded the field of use to cover the treatment of cancer, were given the right to sublicense our rights and extended the time for us to reach certain benchmarks. In return for these additional rights, we agreed to pay additional sublicensing royalties of one and one-half percent (1.5%), to a maximum of $200,000, on the fair market value of any upfront consideration received for granting a sublicense.

U.S. Food and Drug Administration—In 1997, the Company entered into a CRADA with the FDA. Pursuant to the CRADA, we committed to work to commercialize the IL13-PE38QQR chimeric protein which we licensed from NIH. The FDA agreed to collaborate on the clinical development and commercialization of IL13-PE38QQR. In January 2001, the parties agreed to expand the scope of the CRADA and increase our funding requirement to $400,000 per year and extend the term of the agreement through December 31, 2003. In 2004, the parties agreed to reduce the funding under the CRADA for 2004 to $230,000. Funding for the CRADA expired on December 31, 2004. On August 8, 2005, we and the FDA agreed to extend the term and funding of the CRADA through April 30, 2006 for $130,000.

Lease Commitments—We have noncancelable operating leases, for office space and a research and development facility, which expire in 2008 and require us to pay all executory costs such as maintenance and insurance. Rental payments include minimum rentals plus contingent rentals based on common area maintenance expenses and property taxes.

Rental expense for the three most recent fiscal years consisted of the following:

	2006	2005	2004
Minimum rentals	$395,000	$541,000	$532,000
Contingent rentals	244,000	194,000	195,000
Rental Expense	$639,000	$735,000	$727,000

Future minimum lease payments under noncancelable operating leases (with initial or remaining terms in excess of one year) as of December 31, 2006 are:

Year ending December 31:
2007	$434,000
2008	117,000
2009	2,000
2010	1,000
2011	—
Later years	—
Total minimum lease payments	$554,000

Minimum future lease payments under a capital lease as of December 31, 2006 are as follows:

For the year ending December 31, 2007	$38,000
For the year ending December 31, 2008	38,000
For the year ending December 31, 2009	38,000
For the year ending December 31, 2010	38,000
Subsequent to 2010	3,000
Total minimum lease payments	155,000
Less amount representing interest	(20,000)
Present value of minimum lease payments	$135,000

Termination and Employment Agreements—On April 25, 2005, the Company and Ronald G. Eidell, a director of the Company, finalized an Employment Agreement under which Mr. Eidell was employed, on an interim basis, as the Company’s President and CEO. Mr. Eidell had been serving as President and CEO since March 8, 2005 under a principal terms employment agreement (“PTA”) executed between the Company and Mr. Eidell on March 10, 2005, in which Mr. Eidell had agreed to a base salary of $325,000, which was superseded by the Employment Agreement. Additionally, the Company entered into a separate agreement with Tatum LLC (“Tatum”), of which Mr. Eidell continues to be a partner, providing for up to 20% of Mr. Eidell’s base salary and bonus, if any, to be remitted to Tatum. Under the terms of an agreement entered into with Tatum, an annualized amount of $65,000, prorated for the period of Mr. Eidell’s employment by the Company, was to be paid to Tatum. Under the Employment Agreement, Mr. Eidell received a base salary of $260,000, as well as Mr. Eidell was entitled to an annual performance-based milestone bonus payment, of which 20% would be payable to Tatum, as per the Tatum agreement, and a monthly transportation allowance of $1,500. On March 10, 2005, Mr. Eidell received a stock option grant of 80,000 shares at an exercise price equal to the closing price of the Company’s stock on that date. The stock options were to vest at the earlier of the termination of the Employment Agreement as a result of Mr. Eidell’s resignation to allow a new permanent CEO to take office or one year from the date of grant. On October 28, 2005, Mr. Eidell resigned as interim President and CEO to allow his successor to take office as President and CEO. In accordance with the terms of the Employment Agreement, a $96,000 performance based bonus was paid to him. In addition under the terms of an agreement between the Company and Tatum, of which Mr. Eidell is a partner, the Company paid $24,000 to Tatum upon making the bonus payment to Mr. Eidell. Additionally, the 80,000 options granted earlier to Mr. Eidell vested pursuant to the original terms of the option grant.

On October 28, 2005, NeoPharm entered into an employment agreement with Guillermo A. Herrera (the “Herrera Agreement”) to serve as its President and CEO and member of the Board of Directors. Under the terms of the Herrera Agreement, Mr. Herrera received an initial annual base salary of $425,000 and a grant of shares of the Company’s common stock, at the time of hire, equal to a total fair market of $200,000 based upon the closing price as of October 28, 2005. Mr. Herrera is also eligible for an annual performance-based bonus payment and receives a monthly car allowance of $1,000. Additionally, Mr. Herrera received a common stock option grant of 500,000 options with a grant price equal to the fair market value on the date of grant. The options vest in four equal annual installments on the anniversary of the option grant date.

In May 2006, Dr. Imran Ahmad resigned as the Company’s Executive Vice President and Chief Scientific Officer and, in accordance with the terms of his original offer letter, Dr. Ahmad is scheduled to receive a twelve-month salary continuation and he received a separation payment of $20,000. Additionally, in June 2006, we entered into a separation and consulting agreement with our former Chief Financial Officer, Mr. Larry Kenyon which became effective August 31, 2006. Under this agreement, Mr. Kenyon is scheduled to receive nine-month salary continuation, reimbursement of medical and dental coverage and his previously granted options continue to vest during the consulting period.

Defined Contribution Retirement Plan (401(k) Plan)—We sponsor a 401(k) Plan covering all full-time employees. Participants may contribute up to legal limitations. The 401(k) Plan provides for us to match contributions of 50% of employee contributions up to 3% of the employee’s eligible compensation. Our matching contributions were $252,000, $288,000 and $306,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

11.          CONTINGENCIES

In December 2006, we suffered a significant setback with the results of our Phase 3 clinical trial of CINTREDEKIN BESUDOTOX, the PRECISE trial. Patients in the PRECISE trial received treatment either with CINTREDEKIN BESUDOTOX or with Gliadel® Wafers, a product currently approved to treat this disease. The primary endpoint of the study was to determine if there was a statistically significant overall patient survival difference between patients treated with CINTREDEKIN BESUDOTOX and patients treated with Gliadel® Wafers. The Phase 3 PRECISE Clinical trial did not meet the primary endpoint at 215 deaths.

Since the announcement of the PRECISE trial results, the Company has been working with its Scientific Advisory Board to identify a potential regulatory path forward based on the totality of the clinical data gathered to date. We plan to meet with the FDA in late March 2007 to discuss the possibility of approval on the strength of our data and analysis. We cannot predict the outcome of that meeting. The FDA could evaluate the data in a different way, for example using different statistical methods, and could reach different conclusions about the PRECISE trial altogether. The FDA could agree with our conclusions about the PRECISE trial, but still reject the argument that these conclusions may support product approval. Even if the FDA agreed that these conclusions may support product approval, it could require statistically significant results from a second Phase 3 trial. There is no assurance that we would or could generate these additional data. The agency could also reject the data from the PRECISE trial for other reasons, including human errors in the conduct of the trial.

In December 2006, we were advised by the staff of the U.S. Securities and Exchange Commission, the SEC, that the SEC’s investigation of the Company, which the Company believe concerned the Company’s disclosures regarding the development of its LEP and LED drug product candidates, had been terminated and no enforcement action had been recommended. The decision by the SEC to terminate its investigation is not a finding or judgment regarding the matters investigated.

NeoPharm, Inc. and certain of our former officers have been named in a consolidated amended complaint, which alleges various violations of the federal securities laws in connection with our public statements regarding our LEP drug product candidate during the period from October 31, 2001 through April 19, 2002. On November 4, 2002, we moved to have the complaint dismissed. Our motion to dismiss was granted in part and denied in part in February 2003. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to include certain pre-class period statements in the complaint. The motion for summary adjudication asks the Court to rule that certain statements made in an arbitration award regarding the LEP drug product candidate be deemed facts established in this proceeding. On February 23, 2007, the Court entered an order denying both the plaintiffs’ motion to amend and the plaintiffs’ motion for summary adjudication. The Court has set a fact discovery cut-off date of August 24, 2007. No trial date has yet been set. We intend to vigorously defend each and every claim in the complaint. Management is unable to estimate the potential outcome or range of possibilities, if any. In addition, we maintain insurance coverage to mitigate the financial impact of any potential loss.

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

12.          SUBSEQUENT EVENTS

On March 2, 2007, Mr. Ronald E. Pauli, our Chief Financial Officer, advised the Company of his intention to resign his position in order to pursue other opportunities in the private sector. His resignation will take effect March 21, 2007. The Company is commencing a search for a replacement for Mr. Pauli.

13.          QUARTERLY FINANCIAL DATA (unaudited)

The following table summarizes the quarterly financial data for the years ended December 31, 2006 and 2005.

	2006
	First	Second	Third	Fourth
Revenue	$2,000	$8,000	$1,000	$—
Research and development expenses	$5,844,000	$6,037,000	$4,319,000	$4,999,000
Selling, general, and administrative expenses	$3,046,000	$4,496,000	$3,266,000	$3,328,000
Reorganization costs	$—	$570,000	$1,156,000	$235,000
Net loss	$(7,679,000)	$(9,791,000)	$(8,004,000)	$(7,734,000)
Net loss per basic and diluted share	$(0.28)	$(0.35)	$(0.29)	$(0.28)

	2005
	First	Second	Third	Fourth
Revenue	$72,000	$455,000	$9,000	$7,000
Research and development expenses	$8,074,000	$7,961,000	$8,538,000	$7,278,000
Selling, general, and administrative expenses	$3,233,000	$3,051,000	$2,388,000	$2,749,000
Recovery of note receivable	$—	$2,500,000	$—	$—
Net loss	$(10,864,000)	$(7,658,000)	$(10,533,000)	$(9,670,000)
Net loss per basic and diluted share	$(0.46)	$(0.32)	$(0.45)	$(0.41)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NeoPharm, Inc.:

Under the date of March 16, 2007, we reported on the consolidated balance sheets of NeoPharm, Inc. and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 16, 2007

NEOPHARM, INC. AND SUBSIDIARY

Schedule II—Valuation and Qualifying Accounts
for the Years Ended December 31, 2006, 2005, and 2004

Valuation allowance for note receivable
Balance at December 31, 2004	$2,189,281
Charged to operations	(2,189,281)
Balance at December 31, 2005	—
Charged to operations	—
Balance at December 31, 2006	$—