Form 10-K/A
period 2006-12-31
NEOPHARM INC
filed 2007-04-27
CIK 942788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(MARK ONE)

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

Or

☐                                 Transition Report Pursuant to Section 13 or 15( d) of the Securities Exchange Act of 1934

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
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15( d) of the Act.
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
Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of 10% of the registrant’s stock) of the registrant, par value $.0002145 per share, (based on the closing price of such shares on the NASDAQ on June 30, 2006) was $79,872,000.  As of April 20, 2007 there were 28,086,688 shares of common stock outstanding.

NEOPHARM, INC.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2006 originally filed March 16, 2007 (“Original Annual Report”) solely to incorporate information previously omitted from Part III, Items 10, 11, 12, 13 and 14. We are also updating the Signature Page and Exhibits 31.1 and 31.2. Other than as set forth herein, the registrant has not undertaken to update any information provided in the Original Annual Report.

PART III

ITEM 10                DIRECTORS, EXECTUIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors as of April 20, 2007.

Name	Age	Position
Executive Officers
Laurence P. Birch	47	President and Chief Executive Officer; Acting Chief Financial Officer; and Director
Dr. Jeffrey W. Sherman*	52	Executive Vice President and Chief Medical Officer
Timothy P. Walbert*	40	Executive Vice President-Commercial Operations
Non-Employee Directors
John N. Kapoor	63	Chairman of the Board of Directors
Frank C. Becker	71	Director
Ronald G. Eidell	63	Director
Bernard A. Fox	53	Director
Paul E. Freiman	72	Director
Erick E. Hanson	60	Director
Kaveh T. Safavi	46	Director

*As part of a recently implemented management realignment, each of Dr. Sherman and Mr. Walbert have agreed to step down from their respective positions with the Company and will terminate their employment on an as yet to be determined date.

Executive Officers

Laurence P. Birch joined the Company as President, Chief Executive Officer and as a director in March 2007 and was appointed Acting Chief Financial Officer on April 16, 2007.  Prior to joining the Company, Mr. Birch was Sr. Vice President and CFO of Ohio Medical Corporation, a supplier of medical air pumping systems from 2006 to March 2007.  Before that, Mr. Birch served as Sr. Vice President and CFO, and Interim President and CEO, of AKSYS, Ltd., a hemodialysis developer and manufacturer from 2005 to 2006.  Prior to that, Mr. Birch served as co-founder and managing director of Stratego Partners, a cost management consulting firm, from 2003 to 2005, Executive Vice President and CFO of Seurat, Inc., a marketing outsourcing and services company, from 2002 to 2003, Sr. Vice President — Business Development and CFO of Technology Solutions, Inc., a systems integration and consulting company, from 2000 to 2002, and CFO of Brigade, Inc., an internet support company, from 1999 to 2000.  Mr. Birch began his career with Baxter Healthcare, a manufacturer and supplier of pharmaceuticals and medical devices, where, over the course of 13 years, he held a variety of positions.  Mr. Birch is a director of DataTrak International, Inc., a provider of technology and services to the clinical trial industry. Mr. Birch holds a Bachelor of Science-Finance from the University of Illinois and a MBA from Northwestern University — Kellogg Graduate Business of Management.  Mr. Birch is also a Certified Public Accountant.

Dr. Jeffrey W. Sherman, M.D., F.A.C.P. joined the Company in September 2000 as Executive Vice President and Chief Medical Officer and will be stepping down from his position with the Company, after a transition period, on a yet to be determined date.  Previously, Dr. Sherman was employed by Searle/Pharmacia where, since joining that company in 1992, he held a variety of positions, most recently serving as Executive Director, Clinical Research, with his focus being on Oncology Clinical Research and Head of Oncology Global Medical Operations in Medical Marketing.  Dr. Sherman received his medical degree from The Chicago Medical School and is a member of numerous professional societies and a Diplomate of the National Board of Medical Examiners and the American Board of Internal Medicine.

Timothy P. Walbert, Executive Vice President, Commercial Operations, joined the Company in January 2006, and will be stepping down from his position with the Company, after a transition period, on a yet to be determined date.  Previously, Mr. Walbert held several positions of increasing responsibility at Abbott Laboratories from 2001 until joining NeoPharm, most recently serving as Vice President, International Marketing.  From 1998 to 2001, Mr. Walbert was a marketing director for Searle/Pharmacia.  Mr. Walbert holds a Bachelor of Arts in Business and Marketing from Muhlenberg College.

Non-employee Directors

John N. Kapoor has been a Director of the Company since its formation in 1990 and has served as Chairman from 1990 to 2004 and from June 2006 to the present.  Dr. Kapoor is the sole shareholder and President of EJ Financial Enterprises, Inc., a health care consulting and investment company.  In addition, Dr. Kapoor serves as a director and Chairman of each of Option Care, Inc., a provider of home health care services, Akorn, Inc., a manufacturer, distributor and marketer of generic ophthalmic products, and Introgen Therapeutics, Inc., a gene therapy company.  Dr. Kapoor received a Ph.D. in medicinal chemistry from the State University of New York at Buffalo and a B.S. in pharmacy from Bombay University, India.

Frank C. Becker joined the Board in November 2004. Mr. Becker is currently the President and a partner at Greenfield Chemical, a pharmaceutical consulting and sourcing company, which he founded in January 1998.  From 1999 to 2002, Mr. Becker served as President and Chief Operating Officer of Sicor Pharmaceuticals, a maker of injectable pharmaceuticals.  Mr. Becker is a partner in Southport Marina Development LLC, a firm operating Southport Marina in Kenosha, Wisconsin.  Prior to the foregoing relationships, Mr. Becker spent over 35 years at Abbott Laboratories, most recently as Vice President of Process Research and Chemical Manufacturing.  Mr. Becker also serves on the Board of Directors of Regis Technologies, a provider of synthesis and separation services.  Mr. Becker received his MBA in Finance from the University of Chicago and a B.S. degree in chemical engineering from Purdue University.

Ronald G. Eidell joined the Board in November 2004.  He served as interim President and CEO of the Company from March 2005 through October 2005.  In April 2006, Mr. Eidell was appointed Senior Vice President—Finance and in August 2006, Senior Vice President—Chief Financial Officer for Bally Total Fitness Holding Corp., an operator of health and fitness clubs.  Mr. Eidell has been a partner with Tatum LLC, a national professional services firm, since October 2004.  Prior to that he served as the Chief Financial Officer of each of Esoterix, Inc., a provider of medical testing services, from 2001-2003, NovaMed, Inc., a healthcare provider, from 1998-2001, and Metromail Corporation, a provider of information services, from 1996-1998.  His professional experience includes 10 years in public accounting with Arthur Andersen and 13 years with R. R. Donnelley where he served as General Auditor, Corporate Controller and Senior Vice President of Finance and Treasurer.  Mr. Eidell received his MBA from the University of Chicago, and has a Bachelors of Science in business administration from Drexel University, Philadelphia, Pennsylvania, where he now serves on the Dean’s Advisory Council to the University’s LeBow College of Business.

Bernard A. Fox joined the Board in November 2004.  Dr. Fox has been Chief of the Laboratory of Molecular and Tumor Immunology at the Earle Chiles Research Institute at the Providence Portland Medical Center in Portland, Oregon and also Associate Professor in the Departments of Molecular Microbiology and Immunology and Environmental & Biomolecular Systems at Oregon Health and Science University School of Medicine in Portland, Oregon since 1994.  Dr. Fox received his post-doctoral training as a Staff Fellow in the Surgery Branch, Division of Cancer Treatment, Clinical Oncology Program at the National Cancer Institute at the National Institutes of Health in Bethesda, Maryland from 1985 to 1987 and was a Senior Staff Fellow there from 1987 to 1990.  Dr. Fox is also Vice President of The International Society for the Biological Therapy of Cancer, is a member of the scientific advisory board of the Biological Development Association (Europe), and serves as President and Chief Executive Office of Ubivac LLC, a development stage biotechnology company.

Paul E. Freiman joined the Board in November 2004.  Mr. Freiman is currently the President, Chief Executive Officer and a director of Neurobiological Technologies, Inc., a biotechnology company, a post he has held since May 1997.  Mr. Freiman served as Chairman and Chief Executive Officer of Syntex Corporation, a pharmaceutical company, from 1990-1995.  Mr. Freiman currently serves as Chairman of the Board of SciGen Pte. Ltd., and serves on the boards of Penwest Pharmaceutical Co., a pharmaceutical company, Calypte Biomedical Corporation, a developer of in vitro testing solutions, and Otsuka America Pharmaceuticals Inc., a pharmaceutical company.  Mr. Freiman has been chairman of the Pharmaceutical Manufacturers Association of America (PhRMA) and has also chaired a number of key PhRMA committees.  Mr. Freiman holds a B.S. degree in pharmacy from Fordham University and an honorary doctorate from the Arnold & Marie Schwartz College of Pharmacy.

Erick E. Hanson joined the Company as a Director in 1997.  Mr. Hanson currently serves as President, Curascrip Infusion Pharmacy and Vice President of Express Scripts, a publicly-traded pharmaceutical company, a position he had held since October 2005, when Express Scripts acquired his prior employer, Priority Healthcare where he had been Senior Vice President since 2004.  From 1999 until its acquisition by Priority Healthcare in 2004, Mr. Hanson was Executive Vice President of Integrity Healthcare.  From 1995 to 1998, Mr. Hanson served as President and CEO of Option Care, Inc., a provider of home health care services.  Prior to joining Option Care, Mr. Hanson held a variety of executive positions with Caremark, Inc. including Vice President Sales and Marketing.  Mr. Hanson served as President and Chief Operating Officer of Clinical Partners Inc. in Boston, Massachusetts from 1989 to 1991.  Prior to 1989, Mr. Hanson was employed for over 20 years at Anthem, Inc.

Kaveh T. Safavi joined the Company as a Director in 2000.  Dr. Safavi is currently Senior Vice President and Chief Medical Officer of Thomson Healthcare, a provider of decision support solutions for the healthcare industry, and which is part of The Thomson Corporation, a provider of value-added information, software tools and applications to professionals.  From 2000 until 2002, Dr. Safavi served as Vice President of Business and Strategic Development for Alexian Brothers of Illinois, Inc., a multi-hospital health system in metropolitan Chicago, Illinois.  Prior to that, Dr. Safavi served as Vice President, Medical Affairs for United Healthcare of Illinois, Inc., a large managed care organization, from 1996 to 1999 and served as President of Health Springs Medical Group of Illinois, a primary care group practice and physician practice management company, from 1993 to 1995.  Dr. Safavi currently serves as a director at Alexian Brothers Medical Center, a not-for-profit hospital.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Copies of these reports must also be furnished to us.

Based solely on our review of copies of reports furnished to us, or written representations that no reports were required, we believe that during 2006 our executive officers, directors and 10% stockholders complied with all filing requirements of Section 16(a) in a timely manner.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics for all directors, officers, employees, agents and representatives of the Company and a Code of Conduct Grievance Procedure.  Links to these documents, including printable versions, are available on the NeoPharm, Inc. website at www.neopharm.com.  The documents are also available in print upon request.  Any waivers to the Code of Business Conduct and Ethics will, to the extent required by applicable law or regulation, be disclosed on the Company’s website.

Audit Committee

The Audit Committee currently consists of Messrs. Safavi, Becker, Eidell, Freiman, and Hanson, with Dr. Safavi serving as chairman.  The Board of Directors has determined that each of the current members of the Audit Committee meets the independence criteria prescribed by the rules of the Securities and Exchange Commission (“SEC”) for audit committee membership and, with the exception of Mr. Eidell’s service on the Audit Committee, is an “independent director” as defined in NASDAQ Rule 4200(a)(15).  With respect to Mr. Eidell, the Board has determined that his service on the Audit Committee does not currently qualify as an Audit Committee “independent director” because of his involvement in the preparation of the Company’s financial statements while serving as interim President and CEO of the Company from March 2005 through October 2005.  Nevertheless, because of Mr. Eidell’s knowledge and experience in the field of public accounting, and his prior service as Chairman of the Audit Committee, the Board elected to utilize an exception to NASDAQ Rule 4200(a)(15) that allows one director, though not qualifying as independent under NASDAQ rules, to be a member of the Audit Committee.  The Board determined that the circumstances leading to Mr. Eidell’s no longer being NASDAQ independent, i.e., his willingness to provide the Company with continuity of leadership by assuming the position of President and CEO on an interim basis during the Company’s eight month executive search for a permanent President, were not sufficient to deny the Company and its stockholders the knowledge and breadth of experience that are gained from Mr. Eidell’s presence on the Audit Committee.  Additionally, the Board has determined that Mr. Eidell qualifies as an audit committee financial expert, as defined by the regulations promulgated by the SEC.

Stockholder Recommendations for Board Nominees

Our Corporate Governance Committee evaluates any stockholder recommendations for Board membership.  The charter for our Corporate Governance Committee is available on our website at www.neopharm.com.  We did not implement any changes to our process for evaluating stockholder recommendations of director nominees during 2006.

ITEM 11.               EXECUTIVE COMPENSATION

Compensation Discussion And Analysis

Overview

The following compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers identified in the Summary Compensation Table below as one of our named executive officers for the fiscal year ending December 31, 2006.  This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

Our compensation and benefit program for our named executive officers aims to encourage our executive officers to continually work in the best interests of our stockholders to develop our technology while effectively managing the risks and challenges inherent in a pre-commercialization biotechnology enterprise such as the Company.  Specifically, we have created a compensation package that combines short and long-term components, cash and equity, and fixed and contingent payments, in the proportions we believe are prudent, while still allowing us to attract, retain and motivate our senior management to perform with the goal of enhancing stockholder value.

Given our overriding objective to correlate individual and Company success, we seek to foster a performance-oriented culture, where individual performance is aligned with organizational objectives.  We evaluate and reward our executive officers in light of the Company’s overall performance based on their achievement of pre-determined financial goals, business goals and personal goals. Performance is reviewed at least annually through processes discussed below with a focus on the Company’s overall research, clinical, regulatory, financial, and operational performance and the individual’s contributions to that performance. For the Company in 2006, the most important overriding corporate goals were to successfully conclude our Phase 3 PRECISE trial for Cintredekin Besudotox, our most advanced drug product candidate, and to advance our preparations for the possible filing of a BLA for that drug in the event the results of the clinical trial warranted such a filing.

Role of Our Compensation Committee

Our Compensation Committee approves, administers and interprets our executive compensation and benefit policies, including administration of our 2006 Equity Incentive Plan and 2006 Employee Stock Purchase Plan. The Compensation Committee provides its recommendations on executive compensation at Board meetings, seeking final approval, and, in-between Board meetings, consults with management, other committees of the Board or other members of the Board, where appropriate. Our Compensation Committee is appointed by our Board of Directors and each member qualifies as an independent director as defined under NASDAQ listing standards. Our Compensation Committee is comprised of Mr. Paul Freiman (Chairman), Dr. Bernard Fox, Mr. Frank Becker and Mr. Rick Hanson.

Our Compensation Committee receives significant input on compensation issues from the Company’s President and CEO and the Company’s human resources department, which it then analyses and reviews and uses to make recommendations to our Board to ensure that our executive compensation and benefit program is consistent with our compensation philosophy and corporate governance guidelines. Our executives’ base salaries, target and overachievement annual bonus levels and long-term incentive award values are set at levels believed to be competitive when measured against a peer group of biotechnology companies.

Our Compensation Committee looks to ensure that the compensation of our named executive officers is aligned with the Company’s corporate strategies, business objectives and the long-term interests of the Company’s stockholders, as well as its corporate governance guidelines by: taking input from management, primarily from the President and CEO, but also reviewing written information from the other members of management on their perception of the Company’s goals, their performance and recommended compensation packages; conferring as a group on individual compensation packages and the Company’s goals independent of management; and taking its recommendations to the Company’s Board of Directors for approval.

Use of Survey Data

In making compensation decisions, the Compensation Committee receives information that compares our executive compensation against that paid by a peer group of publicly traded companies in the biotechnology and pharmaceutical industry compiled by our human resources personal and management from the Radford Survey of over 500 biotechnology companies.  This peer group consists of companies which management believes are generally comparable to us at the time and against which the Company competes for executive talent.

We believe that information regarding pay practices at other companies is useful in two respects:  First, we recognize that our compensation practices must be competitive in the marketplace; and second, this marketplace information is one of several factors that we consider in assessing the reasonableness of compensation.  Accordingly, at least annually, we compare our compensation packages with those of other companies in the biotechnology and pharmaceutical industry, through reviews of this survey data.  However, while such information may be a useful guide for comparative purposes, we believe that a successful compensation program also requires the application of judgment and subjective determinations of individual performance.  Our review of this information and these factors forms the basis of our compensation recommendations.

Executive Compensation Program

Components of our Compensation Program

Our performance driven compensation program consists of five components: base salary, annual cash bonuses, long-term incentives, benefits, and severance payments.  We have not had any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation.  Instead, the Compensation Committee, after reviewing information provided by management, including relevant survey data, determines subjectively what it believes to be the appropriate level and mix of the various compensation components.  Ultimately, the Compensation Committee’s objective in allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company and our stockholders.

Short-term Compensation.

Our short-term compensation program consists of base salary and the potential to earn cash bonuses

Base Salary.  Base salary will typically be used to recognize the experience, skills, knowledge and responsibilities required of each of our named executive officers, as well as competitive market conditions.  In establishing the 2006 base salaries of the named executive officers who were employed in January 2006, our Compensation Committee took into account a number of factors, including survey data, recommendations of the President and CEO, the executive’s seniority, position and functional role, accomplishments against personal and group objectives, and the demand and competitiveness for obtaining such an individual with their specific expertise and experience.

The base salary of our named executive officers is reviewed on an annual basis and, assuming overall corporate performance will permit, adjustments are made to reflect performance-based factors, for the Company as well as the executive, and analyzed in light of competitive conditions.  Again, the Compensation Committee receives the recommendations of the President and CEO and analyzes those in light of its assessment of subjective performance criteria, such as an executive’s ability to motivate others, to develop the skills necessary to mature with the Company, to set realistic goals to be achieved, and to recognize and pursue new business opportunities that enhance the Company’s growth and success. We do not apply specific formulas to determine increases, but instead make an evaluation of each executive’s contributions to the long-term success of the Company.  We endeavored to have 2006 salaries that would be within the 25th and 75th percentiles for our salary levels for the group of peer companies surveyed.  See “-Executive Compensation Decisions for 2006,” below.

Bonuses.  Bonuses generally are based on corporate and individual performance compared to actual Company progress, targeted performance criteria, and various subjective performance criteria.  The Compensation Committee works with our President and CEO to develop corporate and individual goals that they believe can be reasonably achieved with an appropriate level of effort over the course of the year.  The factors included in our performance goals (financial, business and personal) are assigned specific weights and will vary for each named executive officer.  We recognize that the relative importance of these factors may change over time in order to adapt our operations to specific business challenges and to reflect changing economic and market conditions.  Based on the review of their performance, particularly with regard to the Company goals established for 2005, and the Compensation Committee’s recommendation to the Board of Directors, cash bonuses totaling $229,879 were paid in January 2006 to those of our named executive officers who were employed at the time, Messrs. Herrera, Ahmad, Sherman and Kenyon, in respect of their performance for the fiscal year ended December 31, 2005.  For 2006, our President and CEO’s bonus target was set at 50% of his base salary with the potential to receive up to 100% of his base salary to the extent performance targets were exceeded.  The performance targets for the other named executive officers were set at 30% of their salaries, with a potential to receive up to 50% of base salary to the extent performance targets were exceeded.  The payment of bonuses is always discretionary, however, and actual amounts paid may be more or less than the targeted amount. As described in more detail below, for 2006, in light of the Company’s performance at year-end, no bonuses have been paid to the named executive officers.  See “Executive Compensation Decisions for 2006,” below.

Long-term Compensation

Stock Based Awards.   Historically, our long-term compensation has consisted of stock options. Our option grants are designed to align management’s performance objectives with the interests of our stockholders. Our Compensation Committee grants options to the named executive officers, and other selected employees, in order to enable them to participate in the long term appreciation of our stockholder value.  We believe that stock options provide a means of aiding in the retention of key executives as the stock options are subject to vesting over time.  We recognize, however, that for companies at NeoPharm’s stage of development, stock options represent a more speculative form of compensation which may not maintain or increase in value unless our drug product candidates ultimately reach the market and generate sales and profits.

In general, stock options are granted once per year, and are subject to vesting based on the executive’s continued employment. Options granted to the named executive officers in 2006 vest at an annual rate of twenty-five percent (25%) per year over a four year period on the anniversary of the date of grant if the individual is still providing services to the Company at that time.  The vesting provisions and size of the grants are designed to encourage the named executive officers to remain with the Company over a period of time.  The exercise price of options is the fair market value, as determined by the terms of the applicable incentive plan, of our common stock on the date of grant.  Generally, stock grants are made to our named executives at the year-end Compensation Committee meeting that has been previously calendared, but grants may be made by the Compensation Committee at other times if, for example, a new hire is made, or an equity plan that is low in available shares at the time of a grant is replenished later in the year, making available shares to which the individual would otherwise be entitled.

The factors considered in determining the size of option grants include recommendations from the President and CEO, the executive’s position within the Company or the employee’s grade level, the number of shares available under the applicable plan, the grant value and Black-Scholes valuation of the grant when compared to peer group survey data, and the executive’s contributions to both the creation of value and the long-term success of the Company.

In January 2006, options to purchase 75,000 shares were granted to our named executive officers employed at that time as a group based on performance in 2005.  In December 2006, options to purchase 355,000 shares were granted to our then current named executive officers based on partial 2006 performance.

In addition to equity stock awards, our executive officers are eligible to participate in our 2006 Employee Stock Purchase Plan (the “ESPP”). The ESPP is available to all employees of the Company and generally permits participants to purchase shares at a discount of approximately 15% from the fair market value at the beginning or end of the applicable purchase period.  In 2006, our named executive officers purchased 6,957 shares pursuant to the ESPP.

Benefits.   We provide the following benefits to our executives on the same basis as the benefits provided to all employees:

•             401(k) Plan;

•             Health, vision and dental insurance;

•             Term life insurance; and

•             Short-and long-term disability.

Under our 401(k) plan, we provide an employer matching contribution in an amount equal to 3% of each participant’s compensation (up to a maximum in 2006 of $6,600 per year).  The Company’s matching contribution is fully and immediately vested when made.  In general, we believe these benefits are consistent with those offered by other companies and specifically with those companies with which we compete for employees.

Each of our named executive officers received an automobile allowance in 2006 that ranged from $300 to $1,000 per month.  In certain circumstances, we will provide cash signing bonuses and pay relocation expenses when executives join us.  Whether a signing bonus and relocation expenses are paid and the amount thereof is determined on a case-by-case basis under the specific hiring circumstances.  For example, we will consider paying signing bonuses to compensate for amounts forfeited by an executive upon terminating prior employment or to create additional incentive for an executive to join our Company in a position for which there is high market demand.  In 2006, we paid each of Mr. Walbert and Mr. Pauli a signing bonus of $50,000.

Severance and Change-in-Control Arrangements.  Compensation for named executive officers also includes severance and change-in-control arrangements, which are reflected in the employment agreements for our President and CEO, which is the only executive officer position for which we have had formal written employment agreements, or in the term sheets pursuant to which offers are made to other executive officers.  These arrangements, like other elements of executive compensation, are structured with regard to practices at comparable companies for similarly-situated officers and in a manner we believe is likely to attract and retain high quality executive talent.  Changes to existing severance arrangements are also sometimes negotiated with departing executives in exchange for transition services and/or general releases.  The severance and change-in-control arrangements currently in place with our current executive officers, and the severance arrangement entered into with one of our executive officers who departed in 2006, are described in greater detail below under the headings “ — Employment Agreements,” “—Separation Agreement” and “—Payments Upon Termination or Change of Control.”

Executive Compensation Decisions for 2006.

For fiscal 2006, the Compensation Committee initially recommended, and our Board initially approved, incentive compensation bonus awards to our named executive officers who were employed in December 2006 which totaled $395,700 and represented from 21% to 50% of base salary.  Additionally, the Compensation Committee also initially recommended, and the Board of Directors initially approved, increases in base salaries for the named executive officers who were then employed, which increases ranged from 4% to 15.2% over the applicable prior base salaries.  However, the awarding of bonuses and stock awards is always subject to the Company’s overall performance for the entire year and, shortly after the Compensation Committee and the Board met in early December 2006 with respect to bonus and salary increases, the Company learned that the Phase 3 PRECISE trial for the Company’s lead drug product candidate, Cintredekin Besudotox, had failed to meet its statistical end point.  In light of this set-back to the Company’s lead drug product candidate, the Board requested that the Compensation Committee reassess its recommendations regarding bonus and salary increases.  With the newly presented information regarding the PRECISE results available to it, the Compensation Committee recommended, and the Board approved, a suspension of payment of all bonuses and salary increases for the named executive officers and other employees at the director level and above pending further assessment of the prognosis for Cintredekin Besudotox, with the result that no bonuses for 2006 or pay raises for 2007 for this group of employees, which includes the Company’s named executive officers employed at that time, have been made.

Other Influences on Executive Compensation

Role of Executive Officers in Determining or Recommending Executive and Director Compensation.  Management plays a significant role in the process of setting executive compensation.  The most significant aspects of management’s role are:

•                                          evaluating employee performance;

•                                          determining and assembling the survey data for the peer group of companies to which comparisons will be made;

•                                          establishing business performance targets and objectives; and

•                                          recommending salary and bonus levels and stock-based awards.

Management, and in particular the President and CEO, prepares meeting information for each Compensation Committee meeting.  Our President and CEO also participates in Compensation Committee meetings at the Compensation Committee’s request to provide:

•                                          background information regarding each named executive officer’s strategic objectives and progress toward the attainment of those objectives;

•                                          his evaluation of the performance of the named executive officers, including himself; and

•                                          compensation recommendations as to senior executive officers, including himself.

Ultimately, however, all compensation recommendations with respect to the Company’s executive officers are made by the Compensation Committee after considering management’s recommendations, survey data, the members’ own experience in the industry, and engaging in deliberations in executive session without the presence of members of management.

Management does not play any role in setting non-employee director compensation.  Recommendations with respect to non-employee director compensation are made by the Corporate Governance Committee and then approved by the Board.  See “ — Compensation of Directors” below.

Impact of Tax Treatment on Compensation Decisions.  Section 162(m) of the Code generally disallows a tax deduction for compensation in excess of $1 million paid to our named executive officers.  Certain compensation is specifically exempt from the deduction limit to the extent that it does not exceed $1 million during any fiscal year or is “performance based” as defined in Section 162(m) of the Code.  The Compensation Committee considers the net cost to the Company, and its ability to effectively administer executive compensation in the long-term interests of stockholders.  To the extent that awards under the 2006 Equity Incentive Plan constitute performance-based awards, the awards should qualify as “performance-based compensation” for purposes of Section 162(m).

Security Ownership Requirements or Guidelines.  While we believe it is important for our executives to have an equity stake in our company in order to help align their interest with those of our stockholders, we do not currently have any equity ownership guidelines for our executive officers.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management.  Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included our Annual Report on Form 10-K for the year ended December 31, 2006, and in our proxy statement for the 2007 annual meeting of shareholders.

Submitted by the Compensation Committee of the Board of Directors

Paul E. Freiman, Chairman,

Frank C. Becker,

Bernard A. Fox and

Erick E. Hanson

Executive Compensation

Summary of Compensation.

The following table sets forth certain summary compensation information for the fiscal year ended December 31, 2006, for services rendered by each person who served as the principal executive officer or principal financial officer of the Company at any time during 2006, for the executive officers of the Company who were serving as executive officers on December 31, 2006, and for one additional former executive officer who would have been among our most highly compensated executive officers if he had been serving as an executive officer on December 31, 2006.  We refer to these individuals as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus($)(7)	Stock Awards($)	Options Awards(8)	Non-Equity Incentive Plan Compensation	All Other Compensation(9)	Total

Guillermo A. Herrera,(1)	2006	$425,000	$—	$—	$773,671	$—	$19,290	$1,217,961
Former Chief Executive Officer and President

Jeffrey W. Sherman, M.D.,(2)	2006	$275,000	$—	$—	$94,400	$—	$10,824	$380,224
Chief Medical Officer and Executive Vice-President

Tim Walbert,(3)	2006	$230,154	$50,000	$—	$153,419	$—	$12,088	$445,661
Executive Vice President, Commercial Operations

Ronald Pauli,(4)	2006	$83,692	$50,000	$—	$24,817	$—	$3,959	$162,468
Former Chief Financial Officer and Secretary

Imran Ahmad, Ph.D.,(5)	2006	$99,240	$—	$—	$15,121	$—	$260,958	$375,319
Former Chief Scientific Officer and Executive Vice President

Lawrence A. Kenyon,(6)	2006	$160,192	$—	$—	$69,246	$—	$191,870	$421,308
Former Chief Financial Officer and Secretary

(1)             Mr. Herrera is the former President and Chief Executive Officer; Mr. Herrera’s employment with the Company ended March 23, 2007.

(2)             Dr. Sherman served as the Chief Medical Officer and Executive Vice President at December 31, 2006.  On April 19, 2007, the Company announced that Dr. Sherman would be stepping down and that his employment with the Company would terminate as of a yet to be determined date.

(3)             Mr. Walbert was hired as Executive Vice President-Commercial Operations on January 17, 2006 and served in that position on December 31, 2006.  On April 19, 2007, the Company announced that Mr. Walbert would be stepping down and that his employment with the Company would terminate as of a yet to be determined date.

(4)             Mr. Pauli is the former Chief Financial Officer; Mr. Pauli was hired on August 4, 2006 and left the Company’s employ on March 21, 2007.

(5)             Dr. Ahmad is the former Chief Scientific Officer and Executive Vice President; Dr. Ahmad resigned as of May 3, 2006; all unvested stock options were cancelled as of that date.

(6)             Mr. Kenyon is the former Chief Financial Officer: Mr. Kenyon separated from service as an employee as of August 31, 2006 and continues to provide consulting services to the Company.

(7)             In light of the Company’s performance in 2006, bonuses for 2006 have not been paid. See “—Executive Compensation Decisions for 2006,” above. The amounts reported under this column for Messrs. Pauli and Walbert represent signing bonuses paid each executive upon his hire.

(8)             Amounts reported reflect FAS 123R expense related to option awards for 2006; no forfeiture rate assumption is applied.

(9)             The amount reported for Mr. Herrera represents the Company’s contribution to his 401K account ($6,600), life insurance premiums paid by the Company ($690), and a monthly car allowance ($12,000); the amount reported for Mr. Pauli represents the Company’s contribution to his 401K account ($1,845), a monthly car allowance ($2,000) and life insurance premiums paid by the Company ($114); the amount reported for Mr. Kenyon represent the Company’s contributions to his 401K account ($6,117), payments made due to his separation as an employee of  the Company ($183,353), and a monthly car allowance ($2,400); the amount reported for Dr. Sherman reflects the Company’s contribution to his 401K account ($6,600), a monthly car allowance ($3,600), and life insurance premiums paid by the Company ($624); the amount reported for Mr. Walbert reflects the Company’s contributions to his 401K account ($6,150), a monthly car allowance ($5,750), and life insurance premiums paid by the Company ($188); the amount reported for Dr. Ahmad represents the Company’s contributions to his 401K account ($4,362), payments made due to his termination from the Company ($255,381), including salary continuation, and a monthly care allowance ($1,215).

GRANTS OF PLAN-BASED AWARDS IN 2006

The following table sets forth information with respect to each grant of an award made to a named executive officer during the fiscal year ended December 31, 2006, under any plan, contract, authorization or arrangement pursuant to which cash, securities, similar instruments or other property may be received.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payout Under Equity Incentive Plan Awards			All Other Stock Awards; No. of Shares of Stock	All Other Option Awards; No. of Securities Underlying	Aggregate Grant Date Fair Value of Stock or Option	Exercise or Base Price Option
Name	Date(2)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Option	Award(3)	Awards

Guillermo Herrera	12/5/06								150,000	$699,000	$7.11
	1/1/06		$212,500	$425,000

Jeffrey Sherman	1/25/06								25,000	$210,500	$12.46
	12/5/06								80,000	$372,800	$7.11
	1/1/06		$82,500	$137,500

Ronald Pauli	8/28/06								75,000	$263,250	$5.17
	12/5/06								25,000	$116,500	$7.11
	8/28/06		$72,000	$120,000

Tim Walbert	1/17/06								75,000	$607,500	$12.02
	12/5/06								100,000	$466,000	$7.11
	1/17/06		$72,000	$120,000

Imran Ahmad(4)	1/1/06		$68,100	$113,500
	1/25/06								25,000	$210,500	$12.46

Lawrence Kenyon(5)	1/25/06		$63,000	$105,000					25,000	$210,500	$12.46

(1)             The Company does not define a threshold award level; awards reflect non-equity incentive opportunities granted at the beginning of the year or at the time of employment; an executive must be an employee of the Company at the end of the fiscal year to receive an incentive payout.

(2)             Grant dates of January 1, 2006 reflect timing of incentive plan awards as provided by Mr. Herrera’s employment agreement or employment terms as established in writing  for Dr. Sherman and Dr. Ahmad.

(3)             Aggregate grant date fair value for option grants to the named executive officers are based on the Black-Scholes option values at the time of the original grant.

(4)             Dr. Ahmad resigned as of May 3, 2006; all unvested stock options were cancelled as of that date.

(5)             Mr. Kenyon separated from service as an employee as of August 31, 2006; per the terms of his option agreements, his option grants continue to vest as a consultant under the original terms of the award.

Outstanding Equity Awards at December 31, 2006

The following table shows for the fiscal year ended December 31, 2006, certain information regarding outstanding equity awards at fiscal year end for the named executive officers.  There were no Stock Awards made to any of the named executive officer for the fiscal year ended December 31, 2006.

		Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Guillermo A. Herrera(2)	10/28/2005	125,000	375,000		$9.06	10/28/2015
	12/5/2006		150,000		7.11	12/5/2016

Jeffrey W. Sherman(3)	8/28/2000	164,450			$19.17	8/28/2010
	2/2/2001	88,550			22.83	2/2/2011
	2/1/2002	37,375			13.78	2/1/2012
	5/8/2003	23,000			13.13	5/8/2013
	2/17/2004	30,000			19.91	2/17/2014
	4/28/2005	7,275	21,825		7.95	4/28/2015
	1/25/2006		25,000		12.46	1/25/2016
	12/5/2006		80,000		7.11	12/5/2016

Imran Ahmad(4)

Lawrence A. Kenyon(5)	8/21/2000	37,950			$15.42	8/29/2007
	2/2/2001	31,625			22.83	8/29/2007
	2/1/2002	8,625			13.78	8/29/2007
	10/24/2002	46,000			12.17	8/29/2007
	2/17/2004	20,000			19.91	8/29/2007
	4/28/2005	10,775	10,775		7.95	8/29/2007
	1/25/2006		6,250		12.46	8/29/2007

Ronald Pauli(6)	8/28/2006		75,000		$5.17	8/28/2016
	12/5/2006		25,000		7.11	12/5/2016

Tim Walbert(7)	1/17/2006		75,000		$12.02	1/17/2016
	12/5/2006		100,000		7.11	12/5/2016

(1)          All outstanding options were underwater as of December 31, 2006.

(2)          As a result of Mr. Herrera’s termination of employment, the expiration date for his options will be June 21, 2007, which is 90 days after the date of his separation from service.

(3)          Dr. Sherman will be leaving the Company as of a yet to be determined date and his options will expire 90 days after that date.

(4)          All outstanding grants expired ninety (90) days after Dr. Ahmad’s termination of employment.

(5)          The expiration date for Mr. Kenyon’s options is ninety (90) days after the termination of the consulting services provided to the Company pursuant to his separation agreement.  The options shown as outstanding and unexercisable reflect options that will continue to vest during Mr. Kenyon’s status as a consultant to the Company.

(6)          Mr. Pauli’s employment with the Company terminated on March 21, 2007, with the result that his options will expire June 19, 2007.

(7)          Mr. Walbert will be leaving the Company as of a yet to be determined date and his options will expire 90 days after that date.

Option Exercises and Stock Vested in 2006

For the fiscal year ended December 31, 2006, there were no options exercised nor any vesting of stock awards for any of the named executive officers.

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executive employees.  Our executive officers are eligible to participate in our 401(k) defined contribution plan. At our discretion, we may contribute to each participant a matching contribution equal to 3% of the participant’s compensation that has been contributed to the plan, up to a maximum matching contribution in 2006 of $6,600.  All of the named executive officers participated in our 401(k) plan during 2006 and received matching contributions.

Employment Agreements

Mr. Herrera.  On October 28, 2005, the Company entered into an employment agreement (the “Herrera Employment Agreement”) with Mr. Guillermo A. Herrera in connection with Mr. Herrera’s appointment as President and Chief Executive Officer of the Company.  Under the terms of the Herrera Employment Agreement, Mr. Herrera was provided with a base salary of $425,000 and a stock grant of 22,075 shares of the Company’s Common Stock (the “Stock Grant”) under the Company’s 1998 Equity Incentive Plan (the “Plan”), which had a fair market value as of the date of grant of $200,000.  The shares included in the Stock Grant became fully vested upon issuance and are non-forfeitable.  Additionally, upon commencing his employment, Mr. Herrera was granted an option to acquire 500,000 shares of the Company’s Common Stock at an exercise price of  $9.06 per share, which was the closing price of the Company’s Common Stock on the date of grant.  Mr. Herrera’s stock option was scheduled to vest in four equal annual installments of 125,000 shares on each of the first four anniversaries of the stock option grant date provided Mr. Herrera was providing services to the Company on each such date.  Beginning in 2006, Mr. Herrera became eligible to receive a target bonus of up to 50% of base salary and an overachievement bonus of up to 100% of the base salary, in each case based on the achievement by the Company and Mr. Herrera of certain specific plans and goals established annually by the Compensation Committee in consultation with Mr. Herrera.

The Herrera Employment Agreement provided for automatic termination in the event of Mr. Herrera’s death or in the event that he suffered a Disability (as defined in the agreement).  In the event Mr. Herrera’s employment terminated on account of his death or Disability, Mr. Herrera (or his estate) would have been entitled to receive his accrued base salary through the date of termination.  Additionally, the Company could terminate Mr. Herrera’s employment at any time, with or without Cause (as defined in the agreement), effective upon written notice and Mr. Herrera could terminate his employment at anytime upon 30 days prior written notice.  In the event of a termination for Cause or upon Mr. Herrera’s termination of his employment, Mr. Herrera would be entitled to receive accrued base salary through the date of termination.  In the event of termination without Cause, Mr. Herrera would be entitled to receive a continuation of his then current base salary for 12 months, subject, however, to set-off for any other earned income and cessation of the salary continuance upon his accepting another full-time position or upon his providing services to a competing business or breach of the restrictive covenants set forth in the Herrera Employment Agreement.  In addition, following a change of control (as defined in the agreement), if Mr. Herrera’s employment was terminated within one (1) year, or he terminated his employment for “Good Reason” (as defined in the agreement) within one year after a change in control, in addition to a continuation of his base salary for 12 months, Mr. Herrera would also have been entitled to a lump sum payment equal to the prior year’s bonus, if any, plus all of his unvested options would have immediately vested and been exercisable.  Mr. Herrera’s employment was terminated without Cause in March 2007 and the Company is currently paying him the salary continuance described above.

Mr. Birch.   On March 23, 2007, the Company entered into an employment agreement (the “Birch Employment Agreement”) with Mr. Laurence P. Birch in connection with Mr. Birch’s appointment as President and Chief Executive Officer of the Company.  Under the terms of the Birch Employment Agreement, Mr. Birch was provided with a base salary of $275,000.  Additionally, upon commencing his employment, Mr. Birch was granted an option to acquire 300,000 shares of the Company’s Common Stock at an exercise price of  $1.90 per share, which was the average of the high and low price of the Company’s Common Stock on the date of grant.  Mr. Birch’s stock option is scheduled to vest in four equal annual installments of 75,000 shares on each of the first four anniversaries of the stock option grant date provided Mr. Birch is still providing services to the Company on each such date.  Additionally, the Company has committed to provide an award of 180,665 shares of restricted stock (which would vest over four years) to Mr. Birch upon sufficient shares becoming available under the 2006 Equity Incentive Plan as a result of the cancellation or termination of prior awards made to others becoming available under the plan or the stockholders approving an increase in the number of shares available under the plan.  Mr. Birch is eligible to receive a target bonus of up to 50% of base salary and an overachievement bonus of up to 100% of the base salary, in each case based on the achievement by the Company and Mr. Birch of certain specific plans and goals established annually by the Compensation Committee in consultation with Mr. Birch.

The Birch Employment Agreement provides for automatic termination in the event of Mr. Birch’s death or in the event that he suffers a Disability (as defined in the agreement).  In the event Mr. Birch’s employment terminates on account of his death or Disability, Mr. Birch (or his estate) would be entitled to receive his accrued base salary through the date of termination.  Additionally, the Company may terminate Mr. Birch’s employment at any time, with or without Cause (as defined in the agreement), effective upon written notice and Mr. Birch may terminate his employment at anytime upon 30 days prior written notice.  In the event of a termination for Cause or upon Mr. Birch’s election to terminate his employment, Mr. Birch would be entitled to receive accrued base salary through the date of termination.  In the event of termination by the Company without Cause after Mr. Birch has been with the Company for six months, Mr. Birch would be entitled to receive a continuation of his then current base salary for 12 months, subject, however, to cessation of the salary continuance upon his accepting another full-time position or breach of the restrictive covenants set forth in the Birch Employment Agreement.  In addition, following a change of control (as defined in the agreement), if Mr. Birch’s employment was terminated within one (1) year, or he terminated his employment for “Good Reason” (as defined in the agreement) within one year after a change in control, in addition to the 12 month’s of salary continuance, Mr. Birch would also be entitled to a lump sum payment equal to the prior year’s bonus, if any, plus all of his unvested options and restricted stock would become immediately vested and exercisable.

Other Named Executive Officers.  Each of the named executive officers, other than Mr. Herrera, accepted employment with the Company on the basis of a term sheet which set forth the salary and benefits to be provided by the Company, including, but not limited to, an undertaking by the Company to provide salary continuation payments, under certain circumstances, upon a termination of the individual’s employment with the Company as a result of termination or a change of control, at the salary level in existence at the date of termination.

Pursuant to the terms of employment for each of Timothy Walbert, Executive Vice President-Commercial Operations in 2006, and Mr. Ron Pauli, our former Chief Financial Officer, both of whom were hired in 2006, each received a base salary of $240,000, a sign-on bonus of $50,000, and eligibility for a target bonus of up to 30% of base salary and an overachievement bonus of up to 50% of base salary.  Upon a termination of employment by the Company without cause, at any time after six months of employment, or within twelve months of a change of control (as defined in the 1998 Equity Incentive Plan for Mr. Walbert and in the 2006 Equity Incentive Plan for Mr. Pauli), each of Messrs. Walbert and Pauli would be entitled to receive a continuation of their then current salary for six months.

Dr. Jeffrey Sherman, Executive Vice President and Chief Medical Officer in 2006, had a base salary in 2006 of $275,000 and, in accordance with the terms of his employment, was eligible for discretionary stock options and a bonus of up to a maximum of 50% of base salary.  Under the terms of his amended offer sheet, if the Company terminates Dr. Sherman’s employment, his salary will be continued for a period of six months.

Dr. Imran Ahmad, our former Executive Vice president and Chief Scientific Officer, had a base salary in 2006 of $227,000 and would have been eligible for stock options and a bonus of up to a maximum of 50% of his base salary.  Upon severance of employment by either party Dr. Ahmad was eligible for continuation of salary for 12 months.  See “- Payments Upon Termination or Change in Control — Summary of Actual Payments Upon Termination of Employment in 2006.”

Lawrence Kenyon, our former Chief Financial Officer, was paid a base salary in 2006 of $210,000 and, as provided in his employment term sheet, would have received salary continuation for six months if his employment were terminated by the Company.  Upon Mr. Kenyon’s departure, the Company entered into a separation agreement and mutual release of claims which provided for nine months severance in exchange for on-going consulting services.  See “— Separation Agreement,” and “- Payments Upon Termination or Change in Control — Summary of Actual Payments Upon Termination of Employment in 2006.”

For each of the named executive officers, our equity incentive plans provide for vesting of all unvested options upon the occurrence of a change of control as defined in the applicable plan.  Each of our named executive officers was also eligible to receive the benefits generally made available to our employees and officers.

Separation Agreement.

On June 13, 2006, the Company entered into a separation agreement and release of all claims (the “Separation Agreement”) with Mr. Lawrence A. Kenyon, our former Chief Financial Officer and Secretary of the Company.  Pursuant to the Separation Agreement, which took effect upon Mr. Kenyon’s termination of employment with the Company on August 31, 2006, for a period of nine (9) months after August 31, 2006, Mr. Kenyon receives salary continuation based upon his last monthly salary of $17,500, payment or reimbursement for medical and dental coverage for Mr. Kenyon and his family, and options previously granted to Mr. Kenyon continue to vest.  The salary continuation and other benefits are subject to forfeiture if Mr. Kenyon provides services to certain competing businesses without the Company’s consent.  In exchange for those benefits, and again for a period of nine (9) months after his resignation became effective, Mr. Kenyon provides on-going consulting services to the Company and has agreed to abide by certain non-compete, non-solicitation and confidentiality provisions.  The Separation Agreement also contains a mutual release of all claims by the parties.

Payments Upon Termination or Change in Control

The following tables set forth information regarding potential payments and benefits that each named executive officer who was serving as an executive officer on December 31, 2006 would receive upon termination of employment or a change of control of NeoPharm under specified circumstances, assuming that the triggering event in question occurred on December 29, 2006, the last business day of the fiscal year.

Summary of Potential Payments Upon Termination or Change of Control

Name(1)	Termination For Cause(2)	Voluntary Termination for Good Reason by Executive(3)	Retirement	Death	Disability	Termination w/o Cause by NeoPharm(4)	Voluntary Termination w/o Good Reason by Executive	Change of Control(5)

Guillermo A. Herrera	$0	$850,000	$0	$0	$0	$425,000	$0	$850,000

Jeffrey W. Sherman	$137,500	$0	$0	$0	$0	$137,500	$0	$137,500

Timothy Walbert	$0	$0	$0	$0	$0	$120,000	$0	$120,000

Ronald Pauli(6)	$0	$0	$0	$0	$0	$0	$0	$0

(1)             Mr. Kenyon and Dr. Ahmad are not reported due to their separation from service with the Company during 2006; the amounts paid to these  individuals as a result of their separation is reported in the “Summary of Actual Payments Upon Termination of Employment in 2006”  table below.  Each of the other named executive officers has either already left the Company’s employ subsequent to December 31, 2006, or has agreed to leave the Company’s employ in 2007, in each case without triggering any change of control payment provisions.

(2)             Mr. Sherman’s employment term sheet provides for the payment of six (6) months salary continuance if the Company terminates his employment.

(3)             The amount reported for Mr. Herrera reflects one year of full salary and 100% of his maximum bonus opportunity per the terms of his employment agreement.

(4)             The amounts for Messrs. Herrera, Sherman and Walbert reflect one year, six months and six months, respectively, of salary per the terms of their employment agreement/term sheets.

(5)             The amount reported for Mr. Herrera reflects one year of full salary and 100% of his maximum bonus opportunity per the terms of his employment agreement; the amounts reported for Messrs. Walbert and Sherman reflect six months of salary per their respective term sheets; all executives would be paid their severance only if terminated following a change of control.

(6)             Mr. Pauli, who joined the Company on August 4, 2006, was required to be employed for six months before he could qualify for any severance payment from the Company.

The following table sets forth for each named executive officer whose employment with us terminated during the last fiscal year, information regarding actual payments and benefits received by such named executive officer in connection with termination of employment.

Summary of Actual Payments Upon Termination of Employment in 2006

Name	Cash Payments	Value of Benefits	Non-Employee Options Expense(1)

Dr. Imran Ahmad	$255,381

Lawrence Kenyon	$165,209	$14,011	$4,133

(1)             The amount in this column for Mr. Kenyon represents the amount of compensation expense booked for FAS 123R purposes for options which have continued to vest under the terms of Mr. Kenyon’s consulting agreement.

Future Performance Bonus Eligibility

In accordance with the terms of his employment, the maximum annual cash bonus for 2007, as a percentage of 2007 annual base salary, is set at 100% of base salary for Mr. Birch, based upon performance criteria established by the Compensation Committee and the Company’s overall performance.  It is to be expected that if other executive officers are hired during 2007, they would also have eligibility to obtain a performance bonus, however, none of the executive officers is guaranteed a bonus.  The Compensation Committee may make actual cash bonus awards that may be greater or less than the maximum annual cash bonus based on overall corporate performance and individual performance.

Retention Bonus Arrangements

On April 16, 2007, the Board of Directors, acting on the recommendation of management, modified the bonus program with respect to all employees, including, but not limited to, the then currently employed executive officers of the Company.  Under the revised bonus plan, each employee employed as of April 1, 2007, who is still employed by the Company at December 31, 2007, will be entitled to receive one-third (1/3rd) of their target bonus award (the “Retention Bonus”) as a result of remaining with the Company without reference to individual or Company performance.  Any employee leaving the employ of the Company prior to that date for any reason, including, but not limited to, resignation or termination, will not be eligible for any part of the Retention Bonus.  The remaining two-thirds (2/3rds) of the target bonus, as well as any overachievement bonus, would continue to be subject to the Company’s performance and the individual’s attaining their personal performance goals.

Stock Option Grants

As reported in the “Grants of Plan Based-Awards in 2006” table above, we have granted stock options to our executive officers at various times during 2006 in connection either with an annual review or upon their initial employment by the Company.  All stock options granted during 2006 to our executive officers vest as to 25% of the shares on each of the first four anniversaries of the grant date, provided the individual is still providing services to the Company at the applicable vesting date.  Unless otherwise noted, all stock options are granted at the closing price of the Company’s stock on the date of grant, with the exception that options granted under the 2006 Equity Incentive Plan are granted with an exercise price equal to the average of the high and low price per share of our common stock reported by NASDAQ on the grant date.

Compensation of Directors

General

The compensation paid to non-employee directors of the Board is determined by the Board of Directors based upon the recommendation of the Corporate Governance Committee, all the members of which are independent directors.  Under the Board Compensation Plan recommended by the Corporate Governance Committee and approved by the Board for the 2006-2007 Board term, compensation is paid to non-employee directors as follows:

Board Membership.  A restricted stock grant having a value of $50,000 is awarded upon each non-employee Director’s election to the Board of Directors at the Annual Meeting.  For the 2006-2007 Board Term, the non-employee Directors were Messrs. Becker, Eidell, Fox, Freiman, Hanson, Kapoor and Safavi.  The shares of Restricted Stock do not vest until one year after the date of grant.  Non-employee directors elected during the year to fill vacancies receive pro rata grants.

Board Chairman.  In addition to the restricted stock grant for Board membership, the individual serving as Chairman of the Board, currently Dr. Kapoor, receives an additional restricted stock grant with a value at the time of grant of $20,000.  These shares also vest one year after the date of the grant.  In addition, the individual serving as the Chairman of the Board receives a cash payment of $48,000 per year (payable in four installments of $12,000 per quarter).

Corporate Governance Committee Members.  Directors serving as members of the Corporate Governance Committee (currently Becker, Fox, Freiman, and Safavi) receive cash compensation of $20,000 per year (payable in four installments of $5,000 per quarter).  The individual serving as the Chairman of the Corporate Governance Committee, currently Mr. Hanson, receives cash compensation of $45,000 per year (payable in four installments of $11,250 per quarter).

Audit Committee Members.  Directors serving as members of the Audit Committee (currently Backer, Eidell, Freiman, and Hanson) receive cash compensation of $20,000 per year (payable in four installments of $5,000 per quarter).  The individual serving as Chairman of the Audit Committee, currently Dr. Safavi, receives cash compensation of $40,000 per year (payable in four installments of $10,000 per quarter).

Compensation Committee Members.  Directors serving as members of the Compensation Committee (currently Becker, Fox, and Hanson) receive cash compensation of $8,000 (payable in four installments of $2,000 per quarter).  The individual serving as Chairman of the Compensation Committee, currently Mr. Freiman, receives annual cash compensation of $20,000 (payable in four installments of $5,000 per quarter).

The following table sets forth the compensation paid to our non-employee directors, including annual board and committee retainer fees, for the fiscal year ended December 31, 2006:

Director Compensation

Name(1)	Fees Earned or Paid in Cash	Restricted Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Comp Earnings	All Other Compensation	Total

Frank C. Becker(2)(3)(4)	$48,000	$58,872	—	—	—	—	$106,872

Ronald G. Eidell(2)	$20,000	$49,622	—	—	—	—	$69,622

Bernard A. Fox(3)(4)	$28,000	$49,724	—	—	—	—	$77,724

Paul E. Freiman(2)(3)4)(5)	$60,000	$49,724	—	—	—	—	$109,724

Erick E. Hanson(2)(3)(4)(6)	$53,000	$49,724	—	—	—	—	$102,724

John N. Kapoor(7)	$48,000	$60,464	—	—	—	—	$108,464

Kaveh T. Safavi(2)(4)(8)	$60,000	$49,724	—	—	—	—	$109,724

(1)             Does not include Mr. Herrera, our former President and CEO, because, as an employee of the Company, he did not receive separate compensation for his services as a director.  Mr. Herrera’s compensation is set forth in the Summary Compensation Table above.

(2)             Messrs. Becker, Eidell, Freiman, Hanson, and Safavi serve as members of the Audit Committee of the Board of Directors.

(3)             Messrs. Becker, Fox, Freiman, and Hanson serve as members of the Compensation Committee of the Board of Directors.

(4)             Messrs. Becker, Fox, Freiman, Hanson and Safavi serve as members of the Corporate Governance Committee of the Board of Directors.

(5)             Mr. Freiman serves as the Chairman of the Compensation Committee of the Board of Directors.

(6)             Mr. Hanson serves as the Chairman of the Corporate Governance Committee of the Board of Directors.

(7)             Dr. Kapoor serves as the Chairman of the Board of Directors.

(8)             Dr. Safavi serves as the Chairman of the Audit Committee of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Becker, Fox, Freiman, and Hanson. No member of the Compensation Committee was at any time during the fiscal year ended December 31, 2006, or formerly, an officer or employee of NeoPharm, Inc. or any subsidiary of NeoPharm, Inc., nor has any member of the Compensation Committee had any relationship with NeoPharm, Inc. during the fiscal year ended December 31, 2006 requiring disclosure under Item 404 of the Regulation S-K under the Securities Exchange Act of 1934.

None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of the Compensation Committee of NeoPharm, Inc.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
  RELATED STOCKHOLDER MATTERS.

Except as otherwise noted, the following table sets forth certain information regarding beneficial ownership of shares of the Common Stock as of April 20, 2007 (unless otherwise noted) by (i) all those known by the Company to be beneficial owners of more than 5% of its outstanding Common Stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executives and directors as a group.  Unless otherwise noted, each person’s address is in care of NeoPharm, Inc., 1850 Lakeside Drive, Waukegan, Illinois 60085.

Name	Amount and Nature of Beneficial Ownership(1)		Percent of Class

John N. Kapoor, Ph.D.	5,403,738	(2)	19.22%
John N. Kapoor 1994A Annuity Trust	1,955,935	(3)	6.96
Nikos Hecht	2,525,110	(4)	8.99
GAM Holding AG	1,706,797	(5)	6.07
Jeffrey W. Sherman, M.D.	367,456	(6)	1.29
Timothy Walbert	19,750	(7)	*
Frank C. Becker	50,462		*
Ronald G. Eidell	101,841	(8)	*
Bernard A. Fox	16,030		*
Paul E. Freiman	15,430		*
Erick E. Hanson	57,681	(9)	*
Kaveh T. Safavi, M.D.	52,284	(10)	*
Laurence P. Birch	-0-		*
Guillermo Herrera	191,751	(11)	*
Imran Ahmad, Ph.D.	-0-		*
Lawrence A. Kenyon	172,000	(12)	*
Ronald Pauli	2,000		*
All executive officers and directors as a group (14 persons)	6,450,423	(13)	22.29

*            Indicates ownership of less than 1%.

(1)             Based on 28,086,688 shares of Common Stock outstanding as of April 20, 2007.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “Commission”) and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to options or warrants exercisable or convertible within 60 days are deemed outstanding for purposes of computing the percentage of the person or group holding such options.

(2)             Includes 21,412 shares that may be acquired pursuant to vested options, 1,509,085 shares held by the John N. Kapoor Trust, dated 9/20/89 (the “JNK Trust”), of which Dr. Kapoor is the sole trustee and sole beneficiary, and 1,144,586 shares held by EJ Financial/NEO Management, L.P. (the “Limited Partnership”) of which John N. Kapoor is Managing General Partner.  The amount shown also includes:  379,500 shares which are held by the John and Editha Kapoor Charitable Foundation (the “Charitable Trust”), of which Dr. Kapoor is the sole trustee; 1,955,935 shares which are owned by the John N. Kapoor 1994-A Annuity Trust (the “Annuity Trust”) of which the sole trustee is Mr. Rao Akella, who is an employee of EJ Financial Enterprises, Inc., of which Dr. Kapoor is the sole shareholder and President; and 393,220 shares which are owned by four trusts which have been established for Dr. Kapoor’s children (the “Children’s Trusts”) of which the sole trustee is Mr. Akella.  Dr. Kapoor does not have or share voting, investment or dispositive power with respect to the shares owned by the Annuity Trust (the shares held by the Annuity Trust are also reported separately as the Annuity Trust is the owner of 5% or more of the Common Stock) or the Children’s Trusts and Dr. Kapoor disclaims beneficial ownership of these shares as well as the shares held by the Charitable Trust.

(3)             The sole trustee of the John N. Kapoor 1994-A Annuity Trust (the “Annuity Trust”) is Mr. Rao Akella, who also serves as trustee for four trusts which have been established for the children of Dr. Kapoor (the “Childrens’ Trusts”) and which collectively own 393,220 shares.  Mr. Akella is an employee of EJ Financial Enterprises, Inc., of which Dr. Kapoor is the sole shareholder and President.  The shares held by the Children’s Trusts are not included in the shares reported by the Annuity Trust.

(4)             Beneficial ownership of the shares has been reported on a Schedule 13G filed January 19, 2007 by Mr. Nikos Hecht as the managing member of each of Aspen Advisors (which reports beneficial ownership of 262,890 shares) and Sporis Advisors (which reports beneficial ownership of 1,322,100 shares) and as the sole member of the managing member of Sporis Capital (which reports beneficial ownership with Sportis Partners, of 940,110 shares) and as the owner of a majority of the membership interests in each of Sporis Capital, Aspen Advisors and Sporis Advisors.  The principal address for Mr. Hecht and Aspen Advisors is 152 W. 57th Street, New York, NY 10019.  The principal address of each of Sporis Advisors, Sporis Partners and Sporis Capital is 314 S.  Galena Street, Suite 300, Aspen, CO 816111.

(5)             The address for GAM Holding AG (“GAM”) is Klaustrasse 10, 8008 Zurich, Switzerland.  Ownership is as reported by GAM on a Schedule 13G filed on January 12, 2007.  GAM states in its Schedule 13G filing that, as of December 31, 2006, the Company’s shares are held by its subsidiaries, GAM International Management Limited and GAM London Ltd., and that:  “No subsidiary of GAM holds more than 5% of the outstanding voting securities.”

(6)             Includes 364,175 shares that may be acquired pursuant to options exercisable as of April 27, 2007 or that will become exercisable within 60 days of April 27, 2007.

(7)             Includes 18,750 shares that may be acquired pursuant to options exercisable as of April 27, 2007 or that will become exercisable within 60 days of April 27, 2007.

(8)             Includes 80,000 shares that may be acquired pursuant to options exercisable as of April 27, 2007 or that will become exercisable within 60 days of April 27, 2007.

(9)             Includes 33,637 shares that may be acquired pursuant to options exercisable as of April 27, 2007 or that will become exercisable within 60 days of April 27, 2007.

(10)       Includes 27,312 shares that may be acquired pursuant to options exercisable as of April 27, 2007 or that will become exercisable within 60 days of April 27, 2007.

(11)       Includes 125,000 shares that may be acquired pursuant to options exercisable as of April 27, 2007 or that will become exercisable within 60 days of April 27, 2007.

(12)       Includes 172,000 shares that may be acquired pursuant to options exercisable as of April 27, 2007 or that will become exercisable within 60 days of April 27, 2007.

(13)       Includes 842,286 shares that may be acquired pursuant to options exercisable as of April 27, 2007 or that become exercisable within 60 days of April 27, 2007.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2006, with respect to compensation plans under which shares of NeoPharm, Inc.’s Common Stock may be issued.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance(2)

Equity compensation plans approved by stockholders(1)	2,765,808	$15.00	360,593

Equity compensation plans not approved by stockholders	—	—	—
Total	2,765,808	$15.00	360,593

(1)             Includes the 1998 Equity Incentive Plan (the “1998 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”).  The 1998 Plan was replaced in June 2006 by the 2006 Plan.  Accordingly, no further equity derivative securities can be issued under the 1998 Plan.  The 1998 Plan and the 2006 Plan are each described in more detail in Note 6 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

(2)             Under the terms of the 2006 Plan, securities will again become available for issuance under the 2006 Plan if the previously granted options or other awards expire without being exercised or are cancelled or terminated for any reason other than expiration or termination of the 2006 Plan.

ITEM 13                                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships And Related Transactions

There were no transactions since January 1, 2006 through the date of this report, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest except for the compensation matters described elsewhere in this report.

The Company has not yet adopted a written related-person transactions policy.  However, our Audit Committee has been delegated the authority to review all related party transactions for potential conflict of interest situations and, as appropriate, approves or disapproves such related party transactions.  No member of the Audit Committee who has any interest in a specific related party transaction may participate in the review of such transaction.  During the upcoming year, the Audit Committee will give full consideration to the adoption of a formal policy regarding related-person transactions and, if adopted, promptly post it on the Company’s website.

During 2006, the Company paid $80,000 to The Thomson Corporation for investor relations services and technical literature.  In August 2006, The Thomson Corporation acquired Solucient, LLC, a healthcare information and business intelligence company at which Dr. Kaveh T. Safavi, a director of the Company, has been employed since 2002, currently as its Senior Vice President and Chief Medical Officer.  The Company’s transactions with The Thomson Corporation were conducted without any involvement by Dr. Safavi and the Company believes that such transactions were conducted at arms’ length and upon the same terms that would have been obtained absent any relationship with Dr. Safavi.

Board Determination of Independence

Under applicable rules of the NASDAQ Stock Market, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our board of directors has determined that none of Frank Becker, Ronald Eidell, Bernard Fox, Paul Freiman, Erick Hanson and Kaveh Safavi has a relationship which would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director and, therefor, that each of these directors is an “independent director’ as defined under NASDAQ Rule 4200(a)(15).

In determining the independence of Mr. Eidell, our board of directors took into consideration NASDAQ’s recent interpretation of Rule 4200(a)(15) which no longer considers a director’s service as an interim officer of the Company for a period of less than one year, nor the receipt of cash and equity compensation for such service, as disqualifications from a determination of independence, though his assistance in the preparation of the Company’s financial statements while serving as interim President and CEO from March 2005 until October 2005 does not allow him to be considered as an independent member of the Audit Committee.

The Board of Directors has determined that each of the current members of the Compensation Committee and Corporate Governance Committee meets the independence requirements applicable to those committees prescribed by the NASDAQ.  In addition, the Board of Directors has determined that each member of the Audit Committee meets the criteria for independence established by the Securities and Exchange Commission  (“SEC”) and that all the members of the Audit Committee are independent directors for NASDAQ purposes, with the exception of Mr. Eidell who has been appointed to the Audit Committee pursuant to an NASDAQ approved exception.  See Item 10 - “Audit Committee.”

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The aggregate fees billed for professional services rendered by KPMG LLP for fiscal years 2006 and 2005 were as follows:

	2006	2005
Audit fees(1)	$457,505	$420,255
Audit related fees(2)	91,200	163,200
Tax fees(3)		16,400
All other fees	—	—
Total	$548,705	$599,855

(1)         Audit fees consisted of fees for the audit of our financial statements for fiscal years 2006 and 2005, respectively, and reviews of our quarterly financial statements.

(2)         Audit related fees include fees paid to KPMG during fiscal years 2006 and 2005 for services that are reasonably related to the performance of the audit or review of the financial statements.  Such fees are not included in Audit fees and consist of the review of registration statements and the issuance of comfort letters and consents.  Also included in audit related fees are fees for accounting advice provided by KPMG.

(3)         Tax fees consisted of tax fees for preparation of tax returns.  We did not pay any tax fees in the fiscal year ended December 31, 2006.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures that require pre-approval of all audit, audit-related, tax and other services rendered by the Company’s independent registered public accounting firm.  Under the policy, an auditor services schedule is prepared at the beginning of each year that describes each type of service to be provided by the independent registered public accounting firm and the projected fees for each such service.  The Audit Committee reviews and approves in advance, as appropriate, each service listed on the auditor services schedule and the projected fees for each such service.  Projected fee amounts listed on the auditor services schedule may be updated, as appropriate in the Audit Committee’s discretion, at each regularly scheduled meeting of the Audit Committee.  The Audit Committee may also pre-approve particular services on a case-by-case basis.  The policy allows the Audit Committee to delegate pre-approval authority to one or more members of the Audit Committee.  Any decisions made by the designated pre-approval member are reported, for informational purposes only, to the full Audit Committee at its next meeting.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report on Form 10-K/A:

(3)         Exhibits:

Exhibit Number	Description of Document

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEOPHARM, INC.

By:	/s/ Laurence P. Birch
Laurence P. Birch,
President and Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Financial Officer)

Dated:  April 27, 2007