Form 10-Q
period 2007-03-31
NEOPHARM INC
filed 2007-05-10
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2007

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

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 28, 2007, the number of shares of the issuer’s common stock outstanding, was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	28,086,688

NEOPHARM, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.
Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,922,000	$1,852,000
Short-term investments	26,932,000	36,735,000
Prepaid expenses and other	656,000	627,000
Total current assets	29,510,000	39,214,000
Fixed assets, net	1,033,000	1,266,000
Other assets	211,000	209,000
Total assets	$30,754,000	$40,689,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$827,000	$5,085,000
Accrued clinical trial expenses	1,910,000	2,272,000
Accrued compensation	666,000	811,000
Obligations under capital lease	30,000	30,000
Other accrued expenses	1,534,000	1,379,000
Total current liabilities	4,967,000	9,577,000

Obligations under capital lease	98,000	105,000
Deferred revenue	2,000,000	2,000,000
Deferred rent	28,000	35,000
Derivative financial instruments	103,000	101,000
Total liabilities	7,196,000	11,818,000

Stockholders’ equity:
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 28,086,688 and 28,080,408 shares issued and outstanding, respectively	6,000	6,000
Additional paid-in capital	290,238,000	290,098,000
Accumulated deficit	(266,686,000)	(261,233,000)
Total stockholders’ equity	23,558,000	28,871,000
Total liabilities and stockholders’ equity	$30,754,000	$40,689,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2007 and March 31, 2006
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Product revenue	$—	$1,000
Total revenue	—	1,000

Expenses:
Research and development	3,007,000	5,844,000
Selling, general, and administrative	2,859,000	3,045,000
Change in fair value of derivative financial instruments	2,000	(543,000)
Total expenses	5,868,000	8,346,000
Loss from operations	(5,868,000)	(8,345,000)

Interest income	415,000	666,000
Net loss	$(5,453,000)	$(7,679,000)
Net loss per share —
Basic and diluted	$(0.19)	$(0.28)
Weighted average shares outstanding —
Basic and diluted	28,080,478	27,317,829

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and March 31, 2006
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(5,453,000)	$(7,679,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,000	334,000
Stock-based compensation expense	131,000	572,000
Increase (decrease) in fair value of derivative financial instruments	2,000	(543,000)
Gain on retirement of equipment and furniture	(2,000)	(1,000)
Non-cash reorganization charge	6,000	—
Changes in assets and liabilities:
Increase in interest receivable on short-term investments	(3,000)	(47,000)
(Increase) decrease in prepaid expenses and other	(29,000)	107,000
Increase in other assets	(2,000)	(1,000)
Decrease in accounts payable	(4,258,000)	(226,000)
Decrease in other current liabilities	(352,000)	(1,782,000)
Increase in deferred and unearned revenue	—	1,000
Increase (decrease) in deferred rent	(7,000)	15,000
Net cash and cash equivalents used in operating activities	(9,734,000)	(9,250,000)

Cash flows from investing activities:
Proceeds from sales of marketable securities	9,800,000	16,150,000
Purchase of marketable securities	—	(40,800,000)
Proceeds from sale (purchase) of equipment and furniture, net	2,000	(28,000)
Net cash and cash equivalents provided by (used in) investing activities	9,802,000	(24,678,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	38,731,000
Proceeds from employee stock purchase plan	9,000	—
Repayment of capital lease obligation	(7,000)	(5,000)
Net cash and cash equivalents provided by financing activities	2,000	38,726,000

Net increase in cash and cash equivalents	70,000	4,798,000
Cash and cash equivalents, beginning of period	1,852,000	1,486,000
Cash and cash equivalents, end of period	$1,922,000	$6,284,000

Supplemental disclosure of non-cash financing activities:

During the three months ended March 31, 2006, the Company entered into a capital lease obligation for office equipment totaling $161,000.

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 Basis of Presentation

The financial information herein is unaudited. The balance sheet as of December 31, 2006 is derived from audited financial statements.

The accompanying unaudited condensed consolidated financial statements of NEOPHARM, Inc. and subsidiary (“we”, “us”, “our”, or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to a fair presentation. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of our operating results for fiscal 2007 or future interim periods.

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

While we believe that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission, or SEC.

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

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, effective January 1, 2007. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in our judgment is greater than 50% likely to be realized. The adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company’s fiscal year ending December 31, 2009, with early adoption permitted. We are currently assessing the impact, if any, of this statement on our consolidated financial statements.

Note 2 Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31, 2007	March 31, 2006
Numerator:
Net loss	$(5,453,000)	$(7,679,000)
Denominator:
Weighted average shares outstanding	28,080,478	27,317,829

Loss per share - basic and diluted	$(0.19)	$(0.28)

Potential common share equivalents:
Stock options	2,252,277	4,094,857

As we have incurred net losses in each of the periods presented, basic and diluted loss per share amounts are the same, as the effect of common share equivalents is anti-dilutive.

Note 3 Share-based Compensation and Non-Employee Stock Options

We currently sponsor the following share-based payment plans:

2006 Plan

In June 2006, our stockholders approved the NEOPHARM, Inc. 2006 Equity Incentive Plan, or the 2006 Plan. The 2006 Plan provides for the issuance of stock options, non-vested stock, restricted stock, performance units or performance share awards to employees, directors and consultants convertible to up to 1,000,000 shares of our common stock. Awards under the 2006 Plan generally consist of stock options having an exercise price equal to the average of the lowest and highest reported sale prices of our common stock on the date of grant; vest ratably over four years; have a 10 year term; and are subject to continuous employment. Stock awards granted to our non-employee directors under the 2006 Plan typically vest one year from the date of grant. The 2006 Plan limits to 500,000 the shares of common stock which may be issued pursuant to restricted stock or bonus stock awards. As of March 31, 2007, 302,417 shares were available for issuance under the 2006 Plan.

2006 Employee Stock Purchase Plan

In June 2006, our shareholders also approved the 2006 Employee Stock Purchase Plan, or the Purchase Plan, under which eligible employees may purchase shares of common stock quarterly through payroll deductions. An aggregate of 100,000 shares of common stock may be issued under the Purchase Plan. The price per share under the Purchase Plan is 85% of the lower of the closing price of the common stock on (i) the first business day of the plan period or (ii) the purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after or prior to purchase, the employee owns 5% or more of the total combined voting power or value of our common stock. During the period ending March 31, 2007, 6,280 shares were issued under the Purchase Plan resulting in compensation expense of $8,000. At March 31, 2007, 54,396 shares remained available for issuance.

The 1998 Plan

Our 1998 Equity Incentive Plan, or the 1998 Plan, provided for the grant of awards, primarily stock options, to employees, directors, and consultants to acquire up to 4,600,000 shares of our common stock. Following the June 2006 shareholder approval of the 2006 Plan, no further awards have been or will be made under the 1998 Plan.

Share-Based Compensation Summary

Amounts recognized in the consolidated statements of operations with respect to our share-based compensation plans were as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Research and development	$16,000	$167,000
Selling, general and administrative	115,000	405,000
Total cost of share-based payment plans during period	$131,000	$572,000

We have never capitalized, or recognized an income tax benefit from, share-based compensation.

Stock Option Award Summary

The following is a summary of activity relating to option awards to employees and non-employee directors during the three months ended March 31, 2007:

	Number of Options	Weighted Average Exercise Price/ Grant Date Fair Value	Weighted Average Remaining Contractual Life in years	Aggregate Instrinsic Value
Outstanding at December 31, 2006	2,531,783	$11.28/$8.29
Granted	300,000	1.90/1.39
Exercised	—
Forfeited/expired/cancelled	(737,631)	8.35/5.62
Outstanding at March 31, 2007	2,094,152	11.00/8.02	6.29	$—

Exercisable at March 31, 2007	1,107,366	$14.91/11.54	3.78	$—

Weighted-average fair value of options granted during the period		$1.39

As of March 31, 2007 the Company expects to recognize $2.5 million of unrecognized share-based compensation over a weighted average period of 2.1 years.

No stock options were granted to non-employee directors during the three months ended March 31, 2007.

As of March 31, 2007, there were 58,083 non-vested non-employee director shares outstanding, with $81,000 of unrecognized compensation expense to be recognized over a weighted average period of three months.

Stock Option Valuation Information

We have estimated the fair value of our share-based compensation using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that have a significant impact on the fair value estimate. We are providing the weighted-average estimated fair value of employee stock options granted in this period as calculated using the Black-Scholes model and the related weighted-average assumptions:

Three months ended March 31, 2007
Expected volatility	80.96%
Risk-free interest rate	4.53%
Expected term (in years)	6.25
Expected dividend yield	0.0%

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

As of March 31, 2007, there were 175,150 non-employee options outstanding and the Company remeasured and calculated the estimated fair value of the outstanding non-employee options to be $103,000. The Company recorded the change in fair value of $2,000 as a change in fair value of derivative financial instruments on the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2007.

We use the Black-Scholes option-pricing model to estimate the fair value of the non-employee option grants outstanding over the remaining contractual terms of the outstanding options, which ranged from 5 months to 39 months at March 31, 2007.

Note 4 Cash and Cash Equivalents and Short-term Investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included with cash are cash equivalents of $299,000 and $593,000 as of March 31, 2007 and December 31, 2006, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Short-term investments consist of auction rate certificates with scheduled maturities greater than 90 days at the time of purchase. We believe the structural features of the auction rate certificates, including an interest rate reset feature which adjusts the rate typically every 7 to 35 days, provide us with liquidity characteristics similar to cash equivalents. As provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have elected to treat all of our investments in marketable securities as “available-for-sale,” which requires that these investments be recorded at fair market value. However, given the interest rate reset features of our auction rate certificates, the carrying value of our short-term investments represents their fair value.

As of March 31, 2007, our investments in auction rate certificates have maturities ranging from 18 to 38 years. Despite the long-term nature of their stated contractual maturities, the Company has demonstrated the ability to liquidate these securities as needed. Accordingly, as these securities represent the investment of cash, which is available for operations, they have been classified as a current asset on the accompanying Consolidated Balance Sheets.

Included with the carrying value of the investments in marketable securities was accrued interest income receivable of $82,000 and $85,000 as of March 31, 2007 and December 31, 2006, respectively.

Short-term investments, stated at cost, which approximates fair market value, are as follows:

	March 31, 2007	December 31, 2006

State government agencies	$26,850,000	$36,650,000
Total short-term investments	$26,850,000	$36,650,000

Note 5 Fixed Assets

We record fixed assets at cost and record depreciation using the straight-line method over the related asset’s estimated useful life. Expenditures that do not extend the life or improve the productivity of assets are charged to expense when incurred. When fixed assets are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recorded. Depreciation and amortization expense for the three months ended March 31, 2007 and 2006, was $233,000 and $334,000, respectively.

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

Note 6 Employee Termination and Facility Consolidation Costs

During 2006, our workforce was reduced from 96 to 53 employees through various organizational restructuring initiatives, separation agreements with certain officers and through attrition. Additionally, in March, 2007, the Company terminated the employment of Mr. Guillermo Herrera, its President and Chief Executive Officer. In connection with his employment agreement, Mr. Herrera is scheduled to receive a salary continuation of approximately $35,400 per month for twelve months, unless and until he obtains alternative full-time employment, in which case the monthly payments would terminate. Payments to Mr. Herrera would also terminate for breach of restrictive covenants. The entire potential obligation of twelve monthly payments to Mr. Herrera has been reflected in the operating results of the Company for the first quarter ended March 31, 2007.

Accrued but unpaid employee costs related to the reorganization, separation and employment agreements are included in other accrued expenses at March 31, 2007 and December 31, 2006, and totaled $494,000 and $415,000, respectively. The remaining payouts are expected to be completed by the first quarter 2008.

See also Note 11, Subsequent Events related to an additional restructuring initiated on April 18, 2007, resulting in the reduction of 15 additional employees, or approximately 42% of the workforce at that time.

Also in 2006, in connection with our facility consolidation, we vacated our office space in Lake Forest, Illinois and have included $177,000 and $238,000 in other accrued expenses as the remaining estimated lease exposure at March 31, 2007 and December 31, 2006, respectively.

Note 7 Stockholders’ Equity

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

Note 8 Income Taxes

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”) to clarify the accounting for uncertain tax positions accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Company adopted FIN 48 as of January 1, 2007. We had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company’s accounting policy is to recognize interest expense and penalties as income tax expense. However, due to the Company’s lack of unrecognized tax benefits and the history of significant net operating losses, the Company does not have any amounts accrued for the payment of interest and penalties as of March 31, 2007.

At December 31, 2006, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $242.1 million expiring at various dates through 2026, for which a full valuation allowance has been provided. We do not believe the total amount of unrecognized tax benefits will change significantly within the next twelve months. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.

The Company files U.S. federal and state income tax returns. Principally due to the NOLs, all returns filed since the Company’s conversion from an S-corporation in 1995 remain subject to examination by U.S. and state tax jurisdictions.

Note 9 Contingencies

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

We entered into various contractual arrangements, primarily during the fourth quarter of 2006, under take or pay agreements, with Diosynth RTP, Inc. (“Diosynth”), to secure access to manufacturing capacity for the potential manufacture and regulatory advancement of CINTREDEKIN BESUDOTOX through early 2008. As a result of the FDA’s decision to require additional Phase 3 clinical testing of CINTREDEKIN BESUDOTOX, the Company advised Diosynth that the timing of further work to support a potential BLA submission must be delayed. Diosynth has indicated that such a delay constitutes a default under our contract. In response, the Company invoked the dispute resolution provisions of the contract in an attempt to resolve these and other differences between the two companies regarding Diosynth’s manufacture of this drug compound. A dialogue between the senior executives of our Company and Diosynth is ongoing. In the event these discussions fail to resolve the parties’ differences, the contract calls for mediation and eventually binding arbitration. Under the terms of the various contractual arrangements, if the Company cannot settle its outstanding differences with Diosynth, and such dispute were to culminate in an arbitration judgment against the Company, we may be obligated to pay half of the disputed processing costs, which we currently estimate to be approximately $1.8 million as of March 31, 2007.

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

Note 10 Commitments

On March 23, 2007, the Company entered into an employment agreement with Mr. Laurence P. Birch (the “Agreement”) to serve as its President and Chief Executive Officer. Mr. Birch was subsequently elected to the Company’s Board of Directors on March 30, 2007. Under terms of the Agreement, Mr. Birch is provided an annual base salary of $275,000 and a target bonus of 50% of his base salary based on performance criteria to be established by the Board in consultation with Mr. Birch, with the potential to earn up to 100% of his base salary for over achievement of performance criteria. In the event the Company terminates Mr. Birch’s employment without cause, after six months employment, he would be entitled to receive a continuation of his then current base salary for a period of twelve months. In the event of a termination after a change of control of the Company, Mr. Birch would receive, in addition to twelve months salary continuation, a lump sum payment equal to the prior year’s bonus, if any, plus accelerated vesting of all options or restricted stock. Mr. Birch was granted stock options to purchase up to 300,000 shares of the Company’s common stock at an exercise price equal to $1.90 per share, which options vest in four equal annual installments on the anniversary of the date of hire. In addition, the Company committed to issue 180,665 shares of restricted stock to Mr. Birch upon shares for such an award becoming available under the Company’s equity incentive plan, either through the expiration or cancellation of share awards granted to others or approval of an increase in the number of shares available under the plan.

Note 11 Subsequent Events

Reorganization and Workforce Reduction

Following the Company’s announcement on March 29, 2007 that additional Phase 3 clinical trials have been recommended for its drug product candidate, CINTREDEKIN BESUDOTOX, the Company initiated an organizational realignment on April 18, 2007 which reduced the workforce from 36 to 21 employees. The reorganization included the agreement of the Company’s Executive VP-Chief Medical Officer and the Executive VP-Commercial Operations to step down at a yet to be determined date. Both of these individuals have agreed to remain with the Company during a transition period. The Company intends to search for a suitable replacement for the Executive VP-Chief Medical Officer, but does not currently intend to replace the Executive VP-Commercial Operations.

The Company anticipates that the termination costs associated with this workforce reduction will result in a second quarter 2007 restructuring charge of approximately $600,000.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements made by NEOPHARM, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, manufacturing, regulatory approval, recruitment of patients, production and marketing of the Company’s drug candidates, including, but not limited to: our drug product candidate IL13-PE38QQR, or CINTREDEKIN BESUDOTOX, and our NeoLipid® product candidates LE-SN38, LEP-ETU and LE-DT; our ability to make, or the timing of, a filing of any Biologics License Application, or BLA, for approval of CINTREDEKIN BESUDOTOX with the United States Food and Drug Administration, or FDA; our ability to conserve our cash resources, to implement reductions in general and administrative expenditures and to obtain additional sources of financing in the future; the performance of third-party contractors; uncertainty regarding the outcome of certain pending class action litigation; unexpected adverse side effects or inadequate therapeutic efficacy of our drug product candidates, including, but not limited to, CINTREDEKIN BESUDOTOX, that could slow or prevent our drug product candidates coming to market; the uncertainty of patent protection for our intellectual property and trade secrets; our ability to raise additional funds at all or on terms acceptable to us; and other factors referenced under Item 1A, “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our annual report on Form 10-K for the calendar year ended December 31, 2006.

The following should be read in conjunction with our condensed consolidated financial statements and related notes and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Risk Factors section included as Item 1A herein and in the Company’s 2006 Annual Report on Form 10-K. The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from statements made.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of cancer. Since we began our business in 1990, we have devoted our resources primarily to funding research and product development programs. We have built our drug development program around our two proprietary technology platforms: a tumor-targeting toxin platform and NeoLipid® liposomal drug delivery system. We have advanced four drug product candidates in various stages of clinical development for the treatment of cancer. The following table summarizes key information about our current drug product candidate pipeline:

Drug product candidate	Clinical indication(s)	2007 Clinical development status	Commercialization rights

CINTREDEKIN BESUDOTOX (IL13-PE38QQR)	Glioblastoma multiforme (brain cancer)	Completed Phase 3(1)	World wide (2)

LE-SN38 (Liposomal SN-38)	Colorectal cancer and other solid tumors	Phase 2(3)	World wide

LEP-ETU (Liposomal Paclitaxel)	Breast cancer, lung cancer, ovarian cancer and other solid tumors	Planning possible Phase 3(4)	World wide

LE-DT (Liposomal Docetaxel)	Breast cancer, lung cancer, prostate cancer and other solid tumors	Pre-IND(5)	World wide

(1)             Representatives of the FDA’s Office of Oncology indicated during a review of the clinical data with the Company on March 28, 2007, that an additional Phase 3 clinical trial for CINTREDEKIN BESUDOTOX in the treatment of GBM would be required before the FDA could accept the Company’s Biologics License Application (BLA). The Company continues to evaluate its options regarding CINTREDEKIN BESUDOTOX, which is further discussed below in the Drug Product Candidate Summary.

(2)             Development and commercialization rights for Japan have been sublicensed to Nippon Kayaku Co., Ltd.

(3)             The Company announced on March 30, 2007 that the interim analysis of data following the completion of treatment of the first 21 patients demonstrated disease stabilization, but the study did not achieve the primary tumor response endpoint. The Company is reassessing project next steps including additional data analyses and the possibility of other studies related to lung and breast cancer.

(4)             Following recent receipt of communication from the FDA on our Phase 3 Special Protocol Assessment filed with the FDA in December 2006, we are continuing discussions with the FDA on clinical and regulatory plans for LEP-ETU.

(5)             We anticipate filing an LE-DT Investigational New Drug Application, or IND, with the U.S. FDA in late 2007.

To date, we have not received FDA approval for any of our drug product candidates. We expect to continue to incur losses for the foreseeable future as we continue our research and development activities, which include the sponsorship of human clinical trials for our drug product candidates. Until we are able to successfully commercialize one or more of our drug product candidates, we anticipate that we will be required to fund our research and development activities primarily by other means, including, but not limited to, issuing equity or other securities, licensing drug product candidates to third parties and collaborating with third parties to develop formulations of their compounds using our technology.

Drug Product Candidate Summary

CINTREDEKIN BESUDOTOX

The drug product candidate which we have advanced the farthest is CINTREDEKIN BESUDOTOX, a tumor-targeting toxin being developed as a treatment for glioblastoma multiforme, or GBM, a deadly form of brain cancer.

We have exclusively licensed CINTREDEKIN BESUDOTOX from the NIH and the FDA, and have been developing this drug product candidate under a Cooperative Research and Development Agreement, or CRADA, with the FDA Center for Biologics Evaluation and Research, or CBER. CINTREDEKIN BESUDOTOX has received orphan drug designation in the US and Europe and holds fast track drug development program status from the FDA. In addition, CINTREDEKIN BESUDOTOX has been selected to participate in the FDA’s Continuous Marketing Application, CMA, Pilot 2 program. We also hold a non-exclusive license to utilize a patented process owned by the U.S. government relating to convection enhanced delivery, or CED, for us to use with drugs, including CINTREDEKIN BESUDOTOX in the treatment of gliomas.

Conventional, non-specific chemotherapeutic drugs attack cancer cells by stopping them from dividing and reproducing, but can also damage normal healthy cells because they do not discriminate between cancerous and healthy cells. Furthermore, standard chemotherapy drugs are usually administered systemically, which leads to their distribution throughout the body rather than to one area, such as a tumor in the brain. Common side effects of chemotherapy that are caused by damage to bone marrow include the body’s inability to produce enough: red blood cells, causing weakness and fatigue; white blood cells, lowering the body’s resistance to infections; or platelets, preventing blood from clotting properly, which can lead to excessive bleeding.

CINTREDEKIN BESUDOTOX, on the other hand, is being developed as a highly specific tumor-targeting agent. CINTREDEKIN BESUDOTOX is a recombinant protein consisting of a single molecule composed of two parts: a tumor-targeting molecule and a cytotoxic agent. The targeting component consists of interleukin-13(IL-13), an immune regulatory cytokine. Malignant glioma cells, as compared to normal brain cells, express IL-13 receptors at a higher density. The cytotoxic agent is a potent bacterially derived toxin called PE38. CINTREDEKIN BESUDOTOX is designed to detect and bind IL-13 receptors on the surface of malignant glioma cancer cells and selectively deliver PE38 to destroy tumor cells while sparing healthy surrounding cells. CINTREDEKIN BESUDOTOX is administered by a technique known as convection-enhanced delivery, or CED, in which the drug is delivered through catheters inserted in brain tissue surrounding the tumor (peritumoral administration) or into the tumor (intratumoral administration) following surgical resection of the tumor. CED is designed to infuse CINTREDEKIN BESUDOTOX directly to the tumor site and adjacent brain tissue with the goal of killing resident tumor cells and preventing recurrence of tumor cell growth, and minimize systemic drug exposure and toxicity.

In December 2006, we reached the final efficacy endpoint at 215 deaths in our Phase 3 clinical trial, the PRECISE Trial, for the treatment of recurrent GBM. The PRECISE Trial did not meet the primary endpoint at 215 deaths, which was a statistically significant difference, or separation, in the overall survival curves versus the Gliadel Wafer®. Based upon review of the PRECISE trial results with the Company on March 28, 2007, the FDA concluded that an additional Phase 3 trial would be required prior to acceptance of a potential BLA filing by the Company, which will substantially delay, or even prevent, the potential commercialization of the product.

A second Phase 3 clinical trial, if pursued, is currently estimated to require at least three additional years and $25,000,000 to complete. As the Company does not have sufficient resources to undertake such a project, this would require that substantial additional financing be obtained or made available to the Company from sources outside the Company in order to independently pursue the completion of the trial.

Nevertheless, and despite the FDA conclusions, the Company continues to believe that CINTREDEKIN BESUDOTOX has demonstrated sufficient efficacy to potentially attract a third party via a licensing arrangement, joint venture or other means, that may enable the completion of a second CINTREDEKIN BESUDOTOX Phase 3 trial. If such an arrangement were to be entered into, and there can be no assurance given that such financing or other arrangement would become available, or, even if available, that it would be on terms acceptable to the Company, it is hoped that data could be generated from a second Phase 3 trial that could demonstrate statistically superior efficacy and safety of CINTREDEKIN BESUDOTOX based on, among other factors, enhanced catheter placement technology not available during the PRECISE study, a narrowed focus of testing centers and a genetic study that would help to identify patients that may be more receptive to treatment.

The Company continues to evaluate its options related to CINTREDEKIN BESUDOTOX. There can be no assurance that the Company will be successful in attracting and then consummating any third party agreement or other financing that would enable the completion of a second Phase 3 trial, or if a second Phase 3 trial is completed, that data evidencing statistical superiority would be generated, or, even if such data were produced, that the FDA might require still more data or that the FDA would accept or approve a BLA submission by the Company.

NeoLipid® Platform

LE-SN38

LE-SN38 is our NeoLipid® liposomal formulation of SN-38, the active metabolite of Camptosar® (Pfizer Inc.), a chemotherapeutic pro-drug, which is used as a first-line and second-line colorectal cancer treatment. At the present time, without the NeoLipid® system, SN-38 is insoluble and can only be used to treat cancer by administering the pro-drug Camptosar®. A pro-drug is a compound that is converted into the active drug in the body. However, Camptosar® is converted into SN-38 in the liver at different rates by different patients, and this variability in conversion rates can result in suboptimal dosing and adverse side effects, such as severe diarrhea. By employing our proprietary NeoLipid® technology to deliver SN-38, we hope to deliver the active drug to the tumor cells without the need for conversion, therefore minimizing variability and optimizing dose with minimal side effects.

During 2004, we completed a Phase 1 clinical trial for LE-SN38. Results from this Phase 1 study demonstrated the safety and tolerability of LE-SN38 and established a maximum tolerated dose (MTD) for all but a small subset of patients who metabolize SN-38 slowly. Pharmacokinetic analysis of blood samples from patients treated with LE-SN38 showed that blood levels and systemic drug exposure to SN-38 were comparable to or greater than that expected from the marketed Camptosar® dose based on previously published studies.

During the second quarter of 2006, in conjunction with the Cancer and Leukemia Group B, CALGB, we initiated enrollment in a Phase 2 clinical trial for LE-SN38 in metastatic colorectal cancer patients and completed enrollment of the 21st patient in December, 2006.

On March 30, 2007, the Company announced that the interim analysis of data following the completion of treatment of the first 21 patients demonstrated disease stabilization, but the study did not achieve the primary tumor response endpoint. The Company is reassessing project next steps including additional data analyses and the possibility of other studies related to lung cancer and breast cancer.

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

Following recent receipt of communication from the FDA on our Phase 3 Special Protocol Assessment filed with the FDA in December 2006, we are continuing discussions with the FDA on clinical and regulatory plans for LEP-ETU.

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

We intend to further develop the NeoLipid® drug product candidates by using our internal resources and by continuing to collaborate with other companies and leading governmental and educational institutions.

In addition, we intend to explore the use of our proprietary NeoLipid® liposomal drug delivery technology to create new products in two ways: life cycle management, therefore extending the patent life and/or modifying the pharmacokinetic profile of existing cancer drugs, and by utilizing our platform to develop new drugs. We are aware of several widely used cancer drugs that are nearing patent expiration, as well as other widely used cancer drugs with patents that have expired. When a drug is combined with another agent or delivery system in a novel way, its patent life may be extended. Secondly, while many chemotherapeutic drugs have been effective for the treatment of cancer, these drugs have been limited in their use because of adverse side effects and difficulties in administration. Using our NeoLipid® drug delivery technology, we believe opportunities exist for us to increase the usefulness of these compounds as improved anti-cancer treatments. Thirdly, we believe that our liposomal drug delivery technology may provide us with a platform for the development of novel therapeutic agents for cancer drug development.

It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in early stage, or Phase I, clinical development, as well as the estimated date such drug product candidates would be available for sale, if approved by the FDA. A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase 3 clinical trials are unknown until sufficient data is available to present a Phase 3 plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase 3 clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Additional clinical trial expenses are expected to be incurred for CINTREDEKIN BESUDOTOX to meet our ongoing patient and potential manufacturing obligations.

The table below includes a summary of identified direct project costs incurred to date for our clinical research and development projects. Generally, identified project costs include expenses incurred specifically for clinical trials and pre-clinical studies we conduct, and exclude expenses incurred for salaries paid to our professional staff, our Waukegan facility and general laboratory supplies used in our research, which are included with non-project specific costs.

	Total Direct Costs
Research Project	Three months ended March 31, 2007	Cummulative costs through March 31, 2007
CINTREDIEKIN BESUDOTOX	$1,179,000	$67,438,000
LEP-ETU	47,000	7,630,000
LE-SN38	39,000	5,267,000
Non-project specific	1,742,000	N/A
Total research and development expenses	$3,007,000

Results of Operations — Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006.

There was no product revenue for the three months ended March 31, 2007, as compared to $1,000 for the three months ended March 31, 2006. The sole source of the $1,000 in product revenue in the first quarter 2006 was from sales of NeoPhectin and NeoPhectin-AT.

Research and development expense for the three months ended March 31, 2007 decreased by approximately $2.8 million compared to the same period in 2006. The decrease is attributed to a $1.3 million reduction in payroll expenses, primarily attributed to the Company’s various restructuring initiatives implemented during 2006 and a $1.4 million decrease in project costs. The decrease in project costs is primarily attributed to decreases in the PRECISE trial and Initial Diagnosis GBM Phase 1 trial expenditures related to sites costs, data management and third party contract services as these clinical trials move towards completion.

Selling, general, and administrative expenses decreased approximately $0.2 million for the three months ended March 31, 2007 compared to the same period in 2006. The decrease is attributed to a $0.7 million decrease in personnel costs, primarily attributed to the Company’s various restructuring initiatives implemented during 2006, offset by $0.4 million in costs associated with the termination of the Company’s former Chief Executive Officer in March, 2007.

The change in fair value of derivative financial instruments of $(0.5) million in the first quarter of 2006 is attributed to a decrease in valuation of stock options granted to non-employee consultants prior to 2000, resulting from a decrease in the Company’s stock price from $10.79 at December 31, 2005 to $8.36 per share at March 31, 2006. There was minimal impact to the valuation of these options for the quarter ended March 31, 2007 as the Company’s stock price remained flat, increasing $.03 per share since the beginning of the year to $1.70 per share at March 31, 2007.

The Company generated interest income on cash and short-term investments of approximately $0.4 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in interest income during the period was primarily due to a decrease in average short-term investment balances, which were used to fund operations.

Liquidity and Capital Resources

Net cash used by operating activities was $9.7 and $9.3 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash used by operations, despite the $2.2 million lower net loss for the quarter ended March 31, 2007 compared to 2006, is primarily attributed to the significant reduction in accounts payable balances.

In January 2006, we completed the sale of 4,025,000 shares of our common stock to the public. Proceeds to the Company were approximately $39.0 million net of underwriting fees but before expenses. The proceeds from this sale of stock are being used to fund clinical trials of our drug product candidates; preclinical studies for other potential drug product candidates; and for working capital, capital expenditures, and other general corporate purposes.

Our primary source of cash has been proceeds from issuance of our common shares and interest earned on the investment of the stock issuance proceeds. As of March 31, 2007, we had $1.9 million in cash and cash equivalents and $26.9 million in short-term investments, consisting solely of state government auction rate certificates, which we believe provide us liquidity characteristics very similar to cash equivalents.

Our primary use of cash over the next 12 to 18 months is expected to fund, in addition to general and administrative expenses, advancement of our NeoLipid® clinical and pre-clinical research and development efforts and our remaining CINTREDEKIN BESUDOTOX Phase 3 clinical trial patient obligations.

As a result of the April 18, 2007 restructuring initiative (see also Note 11 Subsequent Events), the Company expects to reduce general and administrative expenditures for 2007 by approximately $2.0 million compared to 2006. The total cost reductions implemented and planned, before consideration of project costs, are expected to result in annualized cash consumption rate of approximately $6.9 million.

Given the delay in the Company’s commercialization efforts related to CINTREDEKIN BESUDOTOX, the April 18, 2007 restructuring initiative and the reprioritization of the Company’s various liposome based products, the Company currently projects it has sufficient funds to continue operations into 2009 before requiring additional financing. The date as to which sufficient funds continue to be available for operations, without additional financing, may vary depending upon the timing and implementation of various strategies under consideration by the Company.

We may seek to meet future funding requirements through public or private offerings of securities or with collaborative or other development or licensing arrangements with corporate or private venture partners. Additional financing may not be available when needed or on terms acceptable to us, if at all. If adequate financing is not available, we may be required to further delay, scale back, or eliminate certain of our research and development programs, relinquish rights to certain of our technologies, drugs or products, or license our products or technologies to third parties that we would otherwise seek to develop ourselves.

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

Income Taxes

Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes”, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to be in effect in the years in which those temporary differences are expected to be recovered or settled. We recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on its income tax return. An uncertain income tax position will not be recognized if management judges that it has less than a 50% likelihood of being sustained. Interest expense and penalties are recorded as income tax expense. We provide valuation allowances against deferred tax assets for amounts which are not considered “more likely than not” to be realized.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2007, we did not own any derivative instruments, but we were exposed to market risks, limited primarily to the impact of changes in U.S. interest rates on our cash and short-term investments. As of March 31, 2007, we held total cash and cash equivalents of $1.9 million and short-term investments in auction rate certificates of $26.9 million. All cash equivalents have a maturity of less than 90 days. Declines in future interest rates would reduce interest income from our investments. Based upon our balance of cash, cash equivalents and short-term investments at March 31, 2007, a 1.0% decline in interest rates would decrease our annual interest income by approximately $0.3 million.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedure

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. We necessarily apply judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Our President and Chief Executive Officer/Acting Chief Financial Officer, has carried out an evaluation, with the participation of our management, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report, based on the evaluation required by paragraph (b) of Rule 13a-15 under the Securities Act of 1934.

Based on the evaluation of internal control over financial reporting, management identified the following material weakness as of March 31, 2007:

The Company did not maintain sufficient staff with appropriate training in United States generally accepted accounting principles and Securities and Exchange Commission rules and regulations with respect to financial reporting. This deficiency resulted in a more than remote likelihood that a material misstatement of the Company’s interim financial statements would not be prevented or detected.

As a result of this material weakness, management concluded that internal controls over financial reporting were not effective as of March 31, 2007, based on the criteria identified above.

In light of the material weakness described above, in preparing our financial statements at and for the quarter ended March 31, 2007, we performed additional procedures in an attempt to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles. Notwithstanding the material weakness described above, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control Over Financial Reporting and Management’s Remediation Efforts

Our management has discussed the material weakness described above and other potential deficiencies with our Audit Committee. In an effort to improve our internal controls over financial reporting, we engaged a third party accounting firm to assist us in the proper accounting and disclosures related SFAS 123R Share-Based Payment and hired an independent consultant with previous SEC reporting experience on a contract basis to provide assistance until suitable replacement personnel are hired. We are continuing to evaluate the structure and needs of the finance and accounting department to ensure we meet all of our financial reporting obligations.

In addition to the weaknesses discussed above, the following changes in our internal controls over financial reporting occurred during the quarter ended March 31, 2007: On March 21, 2007, Ronald E. Pauli resigned as our Chief Financial Officer. On March 23, 2007 the Company terminated the employment of Guillermo A. Herrera, its President and Chief Executive Officer. Effective March 23, 2007 the Board of Directors appointed Laurence P. Birch as President and Chief Executive Officer and on March 30, 2007 Mr. Birch was appointed to the Board of Directors. Mr. Birch was then appointed as Acting Chief Financial Officer effective April 16, 2007, to serve in such capacity until a permanent Chief Financial Officer can be engaged.

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

Item 1A. - Risk Factors

Below are the risk factors that have been revised since the filing of our annual report on March 16, 2007 on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). We face significant additional risks, which are set forth in the Part 1, Item 1A in our 2006 Form 10-K under the caption “Risk Factors.” You are urged to read these risk factors in the 2006 Form 10-K, in addition to the following revised risk factors set forth below. Each of the risk factors set forth here and in our 2006 Form 10-K could materially adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock. Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.

Our drug product candidate, CINTREDEKIN BESUDOTOX, failed to meet the statistical endpoint established in its Phase 3 PRECISE clinical trial and the FDA has concluded that additional Phase 3 clinical testing is required. As a result, CINTREDEKIN BESUDOTOX may never be approved for commercial use, or, even if approved, may not have the market potential for which we had hoped. Failure to successfully commercialize CINTREDEKIN BESUDOTOX would impair our ability to generate revenues and our business would be harmed.

We have invested a significant portion of our time and financial resources in the development of CINTREDEKIN BESUDOTOX. In December 2006, we suffered a significant setback with the results of our Phase 3 clinical trial of CINTREDEKIN BESUDOTOX, the PRECISE trial, despite achieving potentially promising results in earlier clinical trials. Patients in the PRECISE trial received treatment either with CINTREDEKIN BESUDOTOX or with Gliadel® Wafers, a product currently approved to treat this disease. The primary endpoint of the study did not demonstrate a statistically significant overall patient survival difference between patients treated with CINTREDEKIN BESUDOTOX and patients treated with Gliadel® Wafers.

Since the announcement of the PRECISE trial results in December, 2006 the Company and our Scientific Advisory Board have been working to develop a potential regulatory path forward based on the totality of the clinical data. However, the FDA Office of Oncology indicated during a review of the clinical data with the Company on March 28, 2007, that an additional Phase 3 clinical trial for CINTREDEKIN BESUDOTOX in the treatment of GBM would be required before the FDA could accept the Company’s Biologics License Application (BLA) for CINTREDEKIN BESUDOTOX.

Even if a second Phase 3 trial were to be undertaken and completed, there can be no assurance that the FDA will indicate at that time, or at any time, that there is a regulatory path for the use of CINTREDEKIN BESUDOTOX as a treatment for Glioblastoma Multiforme, that there is a current unmet medical need for CINTREDEKIN BESUDOTOX, that the FDA would approve a BLA, if one were eventually to be filed, or that the FDA will not require still more data or testing which would preclude advancement of CINTREDEKIN BESUDOTOX. Additionally, any adverse safety findings in any future clinical trials could delay or prevent regulatory approval.

Even if a potential second Phase 3 trial is completed, prior to commercialization of CINTREDEKIN BESUDOTOX in the United States, we will have to submit, and the FDA will have to approve, a BLA for CINTREDEKIN BESUDOTOX. A BLA is a lengthy, complex submission to the FDA, which must comply in format and content with elaborate and detailed FDA requirements. We have never submitted a BLA before. The FDA may refuse to accept a BLA for filing if it is incomplete. Even if we believe that we have submitted all of the data and information necessary to satisfy FDA requirements for approval of the BLA, there is a risk that the FDA will require additional data and information that we are unable to provide. The length and outcome of the FDA’s review of the BLA is uncertain. The FDA’s approval is contingent on many factors, including its evaluation of our preclinical and clinical trial results, its assessment of the manufacturing process we propose as well as the process controls, its review of our drug substance specifications and proposed analytical procedures, the data we provide on the drug’s stability, and its inspection of the facilities where CINTREDEKIN BESUDOTOX is manufactured. The FDA may ask an advisory committee for its recommendations on the BLA, and we cannot predict the outcome of the advisory committee process.

Additionally, as the PRECISE trial did not show superiority to Gliadel, the medical community may be unwilling, or less willing, to accept CINTREDEKIN BESUDOTOX as an alternative to Gliadel, or other treatment options, which could diminish its market potential. Health care reimbursement may not be available to patients for a treatment which has not shown superiority if that treatment is more expensive than the alternative.

Even though the FDA has awarded orphan drug designation to CINTREDEKIN BESUDOTOX, a competitor could obtain orphan drug designation for the same drug for the same indication. The FDA could approve that competitor’s product first and give it seven years of market exclusivity. In this case, we might not be allowed to market a competing product in the United States for seven years. This would have a material adverse effect on our business. The law would permit the FDA to approve our product during the seven years if certain conditions were met, but there is no assurance we could satisfy these conditions. We might be able to market the product outside the United States, if certain conditions were met, but there is no guarantee that we would be able to satisfy those conditions. The export process can be complex, and there are no assurances that export would be permitted or that another country would accept the product. Even if the FDA were to approve CINTREDEKIN BESUDOTOX as an orphan drug, and there is no assurance at this point that we will even be able to pursue such approval, and then award us seven years of exclusivity in connection with its use, the law permits the FDA, in certain situations, to approve a competitor’s product. This could have a material adverse effect on the commercial success of our product.

We depend on third parties for a variety of functions, including the research and development, manufacturing, clinical testing, and regulatory compliance of our drug product candidates. No assurance can be given that these third parties arrangements will allow us to successfully or timely develop, manufacture and market our drug product candidates.

We do not have the internal infrastructure to conduct clinical trial management or certain other aspects of clinical testing ourselves. On March 31, 2007, we had 40 full-time employees and, as a result of our restructuring initiated on April 18, 2007, we further reduced our workforce by 15 employees. As of May 1, 2007, attrition further reduced our workforce to 21 employees. We therefore rely heavily on third parties to perform a variety of functions with respect to the clinical development of our drug product candidates, including clinical trial management, manufacturing and testing of our drug product candidates. If we develop additional drug product candidates with commercial potential, we will have to either hire additional personnel skilled in clinical testing or engage third parties to perform such services.

We depend on these third parties to apply the appropriate expertise and resources to expeditiously and competently perform the services for which they have been retained. The failure of any of these third parties to fulfill their contractual obligations or otherwise perform key tasks appropriately or in a timely manner, or their failure to comply with applicable government regulations, could require us to seek alternative third parties to fulfill these functions and could potentially invalidate a clinical trial, significantly slow the filing of a potential BLA, preclude its timely approval or even preclude its approval altogether.

Although we are currently aware of alternative manufacturers and service providers who might be able to supply us with our requirements for our drug product candidates, having to utilize alternative providers would result in significant additional delays in the development, filing for approval, and potential approval by the FDA of our drug product candidates, particularly for CINTREDEKIN BESUDOTOX.

As part of the work that is required to support a potential BLA for CINTREDEKIN BESUDOTOX, we have contracted with Diosynth to assist in the development of manufacturing processes in connection with the scale-up of manufacturing of CINTREDEKIN BESUDOTOX from preclinical testing and clinical development to commercial-scale operations, including the preparation and filing of documents for process development, method development, and process validation. These programs must be developed in compliance with applicable government regulations, including the FDA’s current good manufacturing practice, or cGMP, requirements for biological products, which are extremely complex and require considerable time, resources, and ongoing investment to comply with. We do not currently have ourselves or through Diosynth, commercial scale cGMP compliant manufacturing ability with respect to CINTREDEKIN BESUDOTOX. However, given the delay in making a possible BLA submission, the lack of commercial scale cGMP compliant manufacturing ability is not considered critical to the present advancement of CINTREDEKIN BESUDOTOX and, if necessary, it is believed that, given time, alternative manufacturers could be retained as needed, though this could be expected to further slow development of this drug product candidate should the Company elect to pursue such further development.

Manufacturing establishments, including contract manufacturers such as Diosynth, are subject to inspections by the FDA for compliance with cGMP. Any errors or omissions in completing the process or method development or process validation, if not promptly corrected by us and/or the manufacturer, could significantly delay, or even prevent, a potential BLA filing. If FDA approval is delayed, or the FDA requires additional clinical testing or other information, or the FDA does not approve the BLA, our ability to achieve revenues from product sales may be impaired and our stock price would be materially and adversely affected.

We have engaged other companies on a per study basis for assistance in the management and testing for our Phase I and Phase II clinical trials. To oversee data management in our clinical trials we have contracted, on a per study basis, with Advanced Clinical Services. To conduct our large animal testing, we have engaged, again on a per study basis, Southern Research Institute.

We do not currently have commercial scale cGMP compliant manufacturing capacity for any of our liposome based drug product candidates we are developing. All of our liposome compounds are produced at the Center for Advanced Drug Development (“the Center”) which is affiliated with the University of Iowa Pharmacy School. The Center has indicated that it is currently able to meet our needs for research and clinical trials, but we cannot be sure that it will be able to meet our needs in a timely manner or on a cost-effective basis in the future. If the Center were unable to meet our needs in the future, it is believed that, given time, alternative manufacturers could be retained as needed, though this could be expected to further slow development of these drug product candidates.

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

Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value. If our stock price declines below $1.00 per share and remains there, or we fail to otherwise satisfy NASDAQ listing requirements, our stock could be delisted by NASDAQ.

The market price of our common stock has been highly volatile and may continue to be so. For example, during 2006, the market price of our common stock fluctuated between $1.66 and $12.67 per share and during 2005 the market price of our common stock fluctuated between $15.47 and $7.16 per share. During the quarter ended March 31, 2007 our stock price fluctuated between $1.40 and $2.37 per share.

In addition, failure to maintain NASDAQ listing requirements, including but not limited to, a minimum bid price of $1.00 per share for 30 consecutive days, would result in notification of a possible delisting if the deficiency were not corrected. A delisting of our stock would be expected to have a negative impact on the value of our shares.

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

We estimate that as of March 31, 2007, our then existing cash reserves, should be sufficient to finance our operations at current and projected levels of development and general corporate activity into 2009. The date that sufficient funds continue to be available for operations, without additional financing, may vary depending upon the timing and implementation of various strategies under consideration by the Company.

Our projection as to the date that sufficient funds continue to be available for operations without additional financing does not contemplate the Company’s independent completion of a second Phase 3 clinical trial of CINTREDEKIN BESUDOTOX as currently required by the FDA in order for them to accept a BLA. We currently estimate that a second Phase 3 clinical trial, would if pursued, require at least three additional years and $25,000,000 to complete. This would require substantial additional financing be made available to the Company in order to independently pursue the completion of the trial. We currently do not have such funds, nor have we received any offers from third parties to make such financing available to us.

We do not anticipate being able to generate revenues from product sales in the near term at a rate sufficient to fund our operations. We will need additional future financing depending on a number of factors, including, but not limited to, the following:

•                                          a decision to pursue additional Phase 3 clinical testing for CINTREDEKIN BESUDOTOX;

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

•                                          the costs of acquiring or licensing new technology, products or businesses if we desire to expand our product portfolio; and

•                                          the cost of manufacturing scale-up and development of marketing operations, if we undertake those activities, or are required to pay for terminating such activities under existing contracts.

Additional financing may not be available when we need it or be on terms acceptable to us. If adequate financing is not available, we may be required to further delay, scale-back, or eliminate certain of our research and development programs, to relinquish rights to some of our technologies or products, or to grant licenses to third parties to commercialize products or technologies that we would otherwise seek to develop ourselves. We could also be required to cease operations. If additional capital is raised through the sale of equity, our stockholders’ ownership interest could be diluted and such securities may have rights, preferences, or privileges superior to those of our other stockholders. The terms of any debt securities we may sell to raise additional capital may place restrictions on our operating activities. Failure to secure additional financing may cause us to delay or abandon some or all of our development programs.

We have lost key management personnel and may be unable to attract and retain the talent required for our business, and therefore our business could be harmed.

Since January 1, 2006, we have had substantial turnover in our personnel at all levels, but particularly among our senior management ranks, with all of the named executive officers serving as of that date having either resigned, been terminated or indicated that they will be leaving the Company in the near future. With the exception of the position of President and Chief Executive Officer, we have not yet filled several of these positions. At the present time, we are highly dependent on our President and Chief Executive Officer Mr. Laurence P. Birch, who is also serving as our Acting Chief Financial Officer. Additionally, our Chief Medical Officer Dr. Jeffrey W. Sherman, has announced that he will be stepping down from his position, though he has agreed to continue serving during a transition period during which we will endeavor to find a suitable replacement. Mr. Timothy Walbert’s position as Executive VP-Commercial Operations was no longer considered vital to current operations of the Company given the delay in the commercialization of CINTREDEKIN BESUDOTOX and as a result, the position was eliminated as part of the April 18, 2007 restructuring initiative. Mr. Walbert is continuing to serve in a transition capacity.

Dr. Sherman and Mr. Walbert accepted employment on the basis of written offers which set forth the salary and benefits to be provided, including, but not limited to, salary continuation payments upon termination of employment. Mr. Birch has a written employment contract with us, which also provides post termination benefits as described therein. We do not have key man insurance on any of our management. If we were to lose the services of Mr. Birch, or are unable to replace other key members of our senior executive staff, our product development and achievement of our strategic objectives could be delayed. In addition, our success will depend on our ability to attract and retain qualified commercial, scientific, technical, and managerial personnel. Given the large turnover in our employees, and the recent set backs in our various clinical trials, it is expected that recruiting additional personnel and retaining our existing personnel will be more difficult. No assurance can be given that we will be able to retain existing personnel or attract and retain qualified staff in the future.

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

During 2006, management revised its policies and procedures with respect to its controls over the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options to ensure that all reasonable steps will be taken to correct this material weakness. At December 31, 2006, the deficiency was considered to be remediated as the new internal controls were operational for a period of time, were tested, and management concluded that the controls are operating effectively at that time.

Our management also evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the three months ended March 31, 2007 and concluded that our disclosure controls and procedures were not effective as of that date, because of the material weakness in our internal control over financial reporting. A description of the material weakness related to our inadequate controls over financial reporting is set forth above in Part I, Item 4 “Controls and Procedures”.

We have adopted, or are in the process of adopting, various remedial measures that are designed to improve our internal controls over financial reporting. We cannot assure you, however, that these remedial measures will be effective.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

None

Item 6. - Exhibits

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification pursuant to section 906 of the Sarbanes-Oxley Act or 2002

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2007	/s/ Laurence P. Birch
Laurence P. Birch
President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)