Form 10-Q
period 2007-06-30
NEOPHARM INC
filed 2007-08-09
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2007

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

As of, July 31, 2007 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	28,092,164

NEOPHARM, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NEOPHARM, INC.

Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$642,000	$1,852,000
Available for sale securities	25,070,000	36,735,000
Prepaid expenses and other	690,000	627,000
Total current assets	26,402,000	39,214,000
Fixed assets, net	813,000	1,266,000
Other assets	212,000	209,000
Total assets	$27,427,000	$40,689,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$601,000	$5,085,000
Accrued clinical trial expenses	1,870,000	2,272,000
Accrued compensation	1,062,000	811,000
Obligations under capital lease	31,000	30,000
Other accrued expenses	1,771,000	1,379,000
Total current liabilities	5,335,000	9,577,000

Obligations under capital lease	90,000	105,000
Deferred revenue	2,000,000	2,000,000
Deferred rent	22,000	35,000
Derivative financial instruments	49,000	101,000
Total liabilities	7,496,000	11,818,000

Stockholders’ equity:
Common stock, $0.0002145 par value; 50,000,000 shares authorized: 28,092,164 and 28,080,408 shares issued and outstanding, respectively	6,000	6,000
Additional paid-in capital	290,226,000	290,098,000
Accumulated deficit	(270,301,000)	(261,233,000)
Total stockholders’ equity	19,931,000	28,871,000
Total liabilities and stockholders’ equity	$27,427,000	$40,689,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2007 and June 30, 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Product revenue	$—	$9,000	$—	$10,000
Total revenue	—	9,000	—	10,000

Expenses:
Research and development	1,138,000	6,037,000	4,145,000	11,881,000
Selling, general, and administrative	2,335,000	4,497,000	5,194,000	7,542,000
Employee termination costs	555,000	570,000	555,000	570,000
Change in fair value of derivative financial instruments	(55,000)	(628,000)	(53,000)	(1,171,000)
Total expenses	3,973,000	10,476,000	9,841,000	18,822,000
Loss from operations	(3,973,000)	(10,467,000)	(9,841,000)	(18,812,000)

Interest income	358,000	676,000	773,000	1,342,000
Net loss	(3,615,000)	$(9,791,000)	$(9,068,000)	$(17,470,000)
Net loss per share —
Basic and diluted	$(0.13)	$(0.35)	$(0.32)	$(0.63)
Weighted average shares outstanding —
Basic and diluted	28,086,748	27,798,475	28,083,630	27,559,480

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2007 and June 30, 2006
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(9,068,000)	$(17,470,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	456,000	676,000
Stock-based compensation expense	115,000	1,036,000
Decrease in fair value of derivative financial instruments	(53,000)	(1,171,000)
(Gain) loss on retirement of equipment and furniture	(1,000)	9,000
Changes in assets and liabilities:
Decrease (increase) in interest receivable on available for sale securities	14,000	(15,000)
(Increase) decrease in prepaid expenses and other	(63,000)	316,000
(Increase) decrease in other assets	(3,000)	2,000
Decrease in accounts payable	(4,484,000)	(319,000)
Increase (decrease) in other current liabilities	241,000	(1,627,000)
Increase in deferred and unearned revenue	—	1,000
(Decrease) increase in deferred rent	(13,000)	13,000
Net cash and cash equivalents used in operating activities	(12,859,000)	(18,549,000)

Cash flows from investing activities:
Proceeds from sales of available for sale securities	11,651,000	22,150,000
Purchase of marketable securities	—	(40,800,000)
Purchase of equipment and furniture, net	(1,000)	(120,000)
Net cash and cash equivalents provided by (used in) investing activities	11,650,000	(18,770,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	38,731,000
Proceeds from employee stock purchase plan	13,000	253,000
Repayment of capital lease obligation	(14,000)	(11,000)
Net cash and cash equivalents (used in) provided by financing activities	(1,000)	38,973,000

Net (decrease) increase in cash and cash equivalents	(1,210,000)	1,654,000
Cash and cash equivalents, beginning of period	1,852,000	1,486,000
Cash and cash equivalents, end of period	$642,000	$3,140,000

Supplemental disclosure of non-cash financing activities:

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

The accompanying unaudited condensed consolidated financial statements of NEOPHARM, Inc. and subsidiary (“we”, “us”, “our”, or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to a fair presentation.  The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of our operating results for fiscal 2007 or future interim periods.

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

Amounts presented have been rounded to the nearest thousand.

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

Note 2 Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Numerator:
Net loss	$(3,615,000)	$(9,791,000)	$(9,068,000)	$(17,470,000)
Denominator:
Weighted average shares outstanding	28,086,748	27,798,475	28,083,630	27,559,480

Loss per share - basic and diluted	$(0.13)	$(0.35)	$(0.32)	$(0.63)

Potential common share equivalents:
Stock options	1,669,888	3,867,619	1,535,634	3,867,619

As we have incurred net losses in each of the periods presented, basic and diluted loss per share amounts are the same, as the effect of common share equivalents is anti-dilutive.

Note 3 Share-based Compensation and Non-Employee Stock Options

We currently sponsor the following share-based payment plans:

2006 Plan

In June 2006, our stockholders approved the NEOPHARM, Inc. 2006 Equity Incentive Plan, or the 2006 Plan.  The 2006 Plan provides for the issuance of stock options, non-vested stock, restricted stock, performance units or performance share awards to employees, directors and consultants convertible to up to 1,000,000 shares of our common stock. During the second quarter, the Board of Directors approved a resolution to increase the total shares available for issuance under the 2006 Plan to 3,400,000 shares.  In addition, the Board approved an increase in the number of shares of Common Stock that may be granted to any Grantee during any calendar year, or earned by any Grantee under any performance based award during any calendar year, from 500,000 to 750,000 shares.  Each of these Board resolutions is subject to approval by the shareholders at the Annual Meeting of Stockholders set for August 16, 2007.

Awards under the 2006 Plan generally consist of stock options having an exercise price equal to the average of the lowest and highest reported sale prices of our common stock on the date of grant; vest ratably over four years; have a 10 year term; and are subject to continuous employment.  Restricted stock awards granted to our non-employee directors under the 2006 Plan typically vest one year from the date of grant.  As of June 30, 2007, there were 370,752 shares available for issuance under the 2006 Plan.

2006 Employee Stock Purchase Plan

In June 2006, our shareholders also approved the 2006 Employee Stock Purchase Plan, or the Purchase Plan, under which eligible employees may purchase shares of common stock quarterly through payroll deductions.  An aggregate of 100,000 shares of common stock may be issued under the Purchase Plan.  The price per share under the Purchase Plan is 85% of the lower of the closing price of the common stock on (i) the first business day of the plan period or (ii) the purchase date.  The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after or prior to purchase, the employee owns 5% or more of the total combined voting power or value of our common stock.  During the three and six month periods ended June 30, 2007, 5,476 and 11,756 shares, respectively were issued under the Purchase plan resulting in compensation expense of $2,000 and $10,000, respectively.  At June 30, 2007, 48,920 shares remained available for issuance.

The 1998 Plan

Our 1998 Equity Incentive Plan, or the 1998 Plan, provided for the grant of awards, primarily stock options, to employees, directors, and consultants to acquire up to 4,600,000 shares of our common stock.  Following the June 2006 shareholder approval of the 2006 Plan, no further awards have been or will be made under the 1998 Plan.

Share-Based Compensation Summary

Amounts (credits) recognized in the consolidated statements of operations with respect to our share-based compensation plans were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Research and development	$(57,000)	$221,000	$(41,000)	$387,000
Selling, general and administrative	41,000	244,000	156,000	649,000
Total cost of share-based payment plans during period	$(16,000)	$465,000	$115,000	$1,036,000

We have never capitalized, or recognized an income tax benefit from, share-based compensation.  The reductions in expense during the second quarter of 2007 are primarily attributed to significant forfeitures as a result of the reduction in force in 2007.

Stock Option Award Summary

The following is a summary of activity relating to option awards to employees and non-employee directors during the six months ended June 30, 2007:

	Number of Options	Weighted Average Exercise Price/ Grant Date Fair Value	Weighted Average Remaining Contractual Life in years	Aggregate Instrinsic Value
Outstanding at December 31, 2006	2,531,783	$11.28/$8.29
Granted	300,000	1.90/1.39
Exercised	—	—
Forfeited/expired/cancelled	(1,492,020)	8.88/6.06
Outstanding at June 30, 2007	1,339,763	11.72/9.02	4.38	$—

Exercisable at June 30, 2007	915,574	$15.48/12.08	1.99	$—

Weighted-average fair value of options granted during the period		$1.39

Nonvested at December 31, 2006	1,438,733	$8.28/5.51
Granted	300,000	1.15/1.39
Vested	(70,558)	10.61/7.14
Forfeited	(1,243,986)	8.19/5.46
Nonvested at June 30, 2007	424,189	$3.62/2.43

As of June 30, 2007 the Company expects to recognize $911,000 of unrecognized share-based compensation over a weighted average period of 2.6 years.

Restricted Stock Awards

During the second quarter, the Company granted Mr. Laurence P. Birch, President and Chief Executive Officer of the Company, 180,665 shares of restricted stock under the Company’s 2006 Plan as called for by the terms of his employment agreement.  The fair market value of the award is $246,000 based on a grant price of $1.36 per share and is being amortized over the 4-year vesting period.  Compensation expense of $2,000 has been recognized for the quarter ending June 30, 2007.

As of June 30, 2007, there were 180,665 non-vested employee shares outstanding and no non-vested non-employee director shares outstanding.

Stock Option Valuation Information

We have estimated the fair value of our share-based compensation using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that have a significant impact on the fair value estimate.  There were no additional shares granted in the quarter ended June 30, 2007.  The weighted-average estimated fair value of employee stock options granted during the first quarter of 2007 were calculated using the Black-Scholes model and the related weighted-average assumptions:

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

In August 2006, we entered into a separation agreement with Lawrence A. Kenyon, our former Chief Financial Officer, under which Mr. Kenyon’s employment status changed from employee to consultant reflecting his continued service to the Company. Under the agreement, at that time 40,300 options were forfeited and 17,025 unvested employee stock options were reclassified to non-employee option grants which vested through May 31, 2007 and are exercisable until August 29, 2007. We have recognized the expense for these non-employee grants during 2006.

As of June 30, 2007, there were 175,150 non-employee options outstanding and the Company remeasured and calculated the estimated fair value of the outstanding non-employee options to be $49,000.  The Company recorded the change in fair value of $55,000 and $53,000 as a change in fair value of derivative financial instruments on the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2007, respectively.

We use the Black-Scholes option-pricing model to estimate the fair value of the non-employee option grants outstanding over the remaining contractual terms of the outstanding options, which ranged from 2 months to 30 months at June 30, 2007.

Note 4 Cash and Cash Equivalents and Available for Sale Securities

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Included with cash are cash equivalents of $642,000 and $593,000 as of June 30, 2007 and December 31, 2006, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Available for sale securities consist of auction rate certificates with scheduled maturities greater than 90 days at the time of purchase.  We believe the structural features of the auction rate certificates, including an interest rate reset feature which adjusts the rate typically every 7 to 35 days, provide us with liquidity characteristics similar to cash equivalents. As provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have elected to treat all of our investments in marketable securities as “available-for-sale,” which requires that these investments be recorded at fair market value.  However, given the interest rate reset features of our auction rate certificates, the carrying value of these available for sale securities represents their fair value.

As of June 30, 2007, our investments in auction rate certificates have maturities ranging from 18 to 38 years.  Despite the long-term nature of their stated contractual maturities, the Company has demonstrated the ability to liquidate these securities as needed.  Accordingly, as these securities represent the investment of cash, which is available for operations, they have been classified as a current asset on the accompanying Consolidated Balance Sheets.

Included with the carrying value of the available for sale securities was accrued interest income receivable of $68,000 and $85,000 as of June 30, 2007 and December 31, 2006, respectively.

Available for sale securities, stated at cost, which approximates fair market value, are as follows:

	June 30, 2007	December 31, 2006
State government agencies	$25,002,000	$36,650,000
Total available for sale securities	$25,002,000	$36,650,000

Note 5 Fixed Assets

We record fixed assets at cost and record depreciation using the straight-line method over the related asset’s estimated useful life.  Expenditures that do not extend the life or improve the productivity of assets are charged to expense when incurred.  When fixed assets are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recorded.  Depreciation and amortization expense for the three and six months ended June 30, 2007 was $223,000 and $456,000, respectively as compared to $342,000 and $676,000, respectively for the corresponding periods of 2006.  During the six months ended June 30, 2006, the Company acquired office equipment under a five year capital lease for $161,000.

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

Note 6 Employee Termination and Facility Consolidation Costs

Following the Company’s announcement on March 29, 2007 that additional Phase III clinical trials have been recommended for its drug product candidate, Cintredekin Besudotox, the Company initiated an organizational realignment on April 18, 2007 which reduced the workforce from 36 to 21 employees.   The reorganization included the agreement of the Company’s Executive VP-Chief Medical Officer and the Executive VP-Commercial Operations to step down, which occurred on June 18, 2007 and May 31, 2007, respectively.   In connection with the original terms of employment, the Company is obligated to pay these Executives six months continued salary equal to $137,500 and $120,000, respectively, which has been accrued for during the quarter ended June 30, 2007.  The Company recorded a total charge of $555,000 during the quarter ended June 30, 2007 related to these two executives and severance related costs for 13 employees that were part of the Company’s reduction in workforce.

During 2006, the Company’s workforce was reduced from 96 to 53 employees through various organizational restructuring initiatives, separation agreements with certain officers and through attrition.  Additionally, in March 2007, the Company terminated the employment of Mr. Guillermo Herrera, its President and Chief Executive Officer.  In accordance with his employment agreement, Mr. Herrera was scheduled to receive a salary continuation of approximately $35,400 per month for twelve months, unless and until he obtained alternative full-time employment, in which case the monthly payments would terminate.  Payments to Mr. Herrera would also terminate for breach of restrictive covenants.   Subsequent to his termination, the Company determined that Mr. Herrara’s termination should have been for cause as defined in his employment agreement, with the result that no salary continuance would be due Mr. Herrara.  The Company notified Mr. Herrera of this action during the second quarter and requested that he make restitution of the salary payments previously made.  Subsequent to his termination, Mr. Herrera filed suit in May 2007 seeking payment of a $212,000 bonus for 2006 and a $25,000 salary increase for 2007.  The Company is vigorously defending this action.

A roll-forward of the activity in the accrued liability account for the personnel costs associated with the various reduction in workforce initiatives is summarized below:

Balance at December 31, 2006	$415,000
Charge for reduction in force	555,000
Payments made during the period	660,000
Balance at June 30, 2007	$310,000

The remaining payouts are expected to be completed by the end of 2007.

Also in 2006, in connection with our facility consolidation, we vacated our office space in Lake Forest, Illinois and have included $119,000 and $238,000 in other accrued expenses as the remaining estimated lease exposure at June 30, 2007 and December 31, 2006, respectively.

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

At June 30, 2007, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $250.0 million expiring at various dates through 2027 for which a full valuation allowance has been provided. We do not believe the total amount of unrecognized tax benefits will change significantly within the next twelve months. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.

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

We entered into various contractual arrangements, primarily during the fourth quarter of 2006, under take or pay agreements, with Diosynth Biotechnology, Inc. (“Diosynth”), to secure access to manufacturing capacity for the potential manufacture and regulatory advancement of Cintredekin Besudotox through early 2008.  As a result of the FDA’s decision to require additional Phase III clinical testing of Cintredekin Besudotox, the Company advised Diosynth that the timing of further work to support a potential BLA submission must be delayed.  Diosynth has indicated that such a delay constitutes a default under our contract.  In response, the Company invoked the dispute resolution provisions of the contract in an attempt to resolve these and other differences between the two companies.  A dialogue between the senior executives of our Company and Diosynth is still ongoing.  In the event these discussions fail to resolve the parties’ differences, the contract calls for mediation and eventually binding arbitration.  Under the terms of the various contractual arrangements, if the Company can not settle its outstanding differences with Diosynth, and Diosynth should refuse to delay the related disputed manufacturing activity, and such dispute were to culminate in an arbitration judgment against the Company, we may be obligated to pay half of the disputed processing costs.  The Company estimates exposure to be approximately $2.4 million at June 30, 2007.

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

Note 10 Commitments

On March 23, 2007, the Company entered into an employment agreement with Mr. Laurence P. Birch (the “Agreement”) to serve as its President and Chief Executive Officer.  Mr. Birch was elected to the Company’s Board of Directors on March 30, 2007.   Under terms of the Agreement, Mr. Birch has been provided an annual base salary of $275,000 and a target bonus of 50% of his base salary based on performance criteria to be established by the Board in consultation with Mr. Birch, with the potential to earn up to 100% of his base salary for over achievement of performance criteria.  In the event the Company terminates Mr. Birch’s employment without cause, after six months employment, he would be entitled to receive a continuation of his then current base salary for a period of twelve months.   In the event of a termination after a change of control of the Company, Mr. Birch would receive, in addition to twelve months salary continuation, a lump sum payment equal to the prior year’s bonus, if any, plus accelerated vesting of all options or restricted stock.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements made by NEOPHARM, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf.  Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, manufacturing, regulatory approval, recruitment of patients, production and marketing of the Company’s drug candidates, including, but not limited to: our drug product candidate IL13-PE38QQR, or Cintredekin Besudotox, and our NeoLipid® product candidates LE-SN38, LEP-ETU,  LE-DT, LE-rafAON, and Cintredekin Besudotox  (IL13-PE38); our ability to make, or the timing of, a filing of any Biologics License Application, or BLA, for approval of Cintredekin Besudotox with the United States Food and Drug Administration, or FDA; our ability to conserve our cash resources, to implement reductions in general and administrative expenditures and to obtain additional sources of financing in the future; the performance of third-party contractors; uncertainty regarding the outcome of certain pending class action litigation;  unexpected adverse side effects or inadequate therapeutic efficacy of our drug product candidates, including, but not limited to, Cintredekin Besudotox, that could slow or prevent our drug product candidates coming to market; the uncertainty of patent protection for our intellectual property and trade secrets; our ability to raise additional funds at all or on terms acceptable to us; and other factors referenced under Item 1A, “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the calendar year ended December 31, 2006 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “Prior 10-Q”).

The following should be read in conjunction with our condensed consolidated financial statements and related notes and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Risk Factors section included as Item 1A herein and in the Company’s 2006 Annual Report on Form 10-K and Prior 10-Q.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from statements made.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of cancer.  Since we began our business in 1990, we have devoted our resources primarily to funding research and product development programs.  We have built our drug development program around our two proprietary technology platforms: a tumor-targeting toxin platform and NeoLipid® liposomal drug delivery system. We have advanced six drug product candidates in various stages of clinical development for the treatment of cancer. The following table summarizes key information about our current drug product candidate pipeline:

Drug product candidate	Clinical indication(s)	2007 Clinical development status	Commercialization rights

Cintredekin Besudotox (IL13-PE38QQR)	Glioblastoma multiforme (brain cancer)	Completed Phase III (1)	World wide (2)

LE-SN38 (Liposomal SN-38)	Colorectal cancer and other solid tumors	Phase II (3)	World wide

LEP-ETU (Liposomal Paclitaxel)	Breast cancer, ovarian cancer and other solid tumors	Planning possible Phase II	World wide

LE-DT (Liposomal Docetaxel)	Breast cancer, ovarian cancer, prostate cancer and other solid tumors	Pre-IND	World wide

LE-rafAON	Pancreatic cancer	Re-activate IND	United States

Cintredekin Besudotox (IL13-PE38)	Pulmonary fibrosis and asthma	Pre-IND	World wide

(1)          Representatives of the FDA’s Office of Oncology indicated during a review of the clinical data with the Company on March 28, 2007, that an additional Phase III clinical trial for Cintredekin Besudotox in the treatment of GBM would be required before the FDA could accept the Company’s Biologics License Application (BLA).   The Company continues to evaluate its options regarding Cintredekin Besudotox, which is further discussed below in the Drug Product Candidate Summary.

(2)          Development and commercialization rights of IL13-PE38 or Cintredekin Besudotox for Japan have been sublicensed to Nippon Kayaku Co., Ltd.

(3)          The Company announced on March 30, 2007 that the interim analysis of data following the completion of treatment of the first 21 patients demonstrated disease stabilization, but the study for lLE-SN38 did not achieve the primary tumor response endpoint.  The Company is reassessing project next steps including additional data analyses and the possibility of other studies related to lung and breast cancer.

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

We have exclusively licensed Cintredekin Besudotox from the NIH and the FDA, and have been developing this drug product candidate under a Cooperative Research and Development Agreement, or CRADA, with the FDA Center for Biologics Evaluation and Research, or CBER. Cintredekin Besudotox has received orphan drug designation in the US and Europe and holds fast track drug development program status from the FDA.  In addition, Cintredekin Besudotox has been selected to participate in the FDA’s Continuous Marketing Application, CMA, Pilot 2 program.  We also hold a non-exclusive license to utilize a patented process owned by the U.S. government relating to convection enhanced delivery, or CED, for use with drugs, including Cintredekin Besudotox in the treatment of gliomas.

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

Cintredekin Besudotox, on the other hand, is being developed as a highly specific tumor-targeting agent.  Cintredekin Besudotox is a recombinant protein consisting of a single molecule composed of two parts: a tumor-targeting molecule and a cytotoxic agent.  The targeting component consists of interleukin-13(IL-13), an immune regulatory cytokine.  Malignant glioma cells, as compared to normal brain cells, express IL-13 receptors at a higher density.  The cytotoxic agent is a potent bacterially derived toxin called PE38.  Cintredekin Besudotox is designed to detect and bind IL-13 receptors on the surface of malignant glioma cells and selectively deliver PE38 to destroy tumor cells while sparing healthy surrounding cells.  Cintredekin Besudotox is administered by a technique known as convection-enhanced delivery, or CED, in which the drug is delivered through catheters inserted in brain tissue surrounding the tumor (peritumoral administration) or into the tumor (intratumoral administration) following surgical resection of the tumor.  CED is designed to infuse Cintredekin Besudotox directly to the tumor site and adjacent brain tissue with the goal of killing resident tumor cells and preventing recurrence of tumor cell growth, and minimize systemic drug exposure and toxicity.

During 2006 and the first quarter of 2007, the Company primarily focused on completing its Phase III testing and  commercialization strategy for Cintredekin Besudotox, including the preparation of the corresponding BLA submission to the FDA, and furthering development of the NeoLipid® liposomal drug product candidates.  However, upon review of the PRECISE trial results with the Company on March 28, 2007, the FDA concluded that an additional Phase III trial would be required prior to acceptance of a potential BLA filing by the Company, which will substantially delay, or even prevent, the potential commercialization of the product.

A second Phase III clinical trial, if pursued, is currently estimated to require at least three additional years and approximately $25,000,000 to complete.  As the Company does not have sufficient resources to undertake such a project, this would require that substantial additional financing be obtained or made available to the Company from sources outside the Company in order to independently pursue the completion of the trial.

Nevertheless, and despite the FDA conclusions, the Company continues to believe that Cintredekin Besudotox has demonstrated sufficient efficacy to potentially attract a third party via a licensing arrangement, joint venture or other means, that may enable the completion of a second Cintredekin Besudotox Phase III trial.  If such an arrangement were to be entered into, and there can be no assurance given that such financing or other arrangement would become available, or, even if available, that it would be on terms acceptable to the Company, it is hoped that data could be generated from a second Phase III trial that could demonstrate statistically superior efficacy and safety of Cintredekin Besudotox based on, among other factors, enhanced catheter placement technology not available during the PRECISE study, a narrowed focus of testing centers and a genetic study that would help to identify patients that may be more responsive to treatment.

The Company continues to evaluate its options related to Cintredekin Besudotox.  There can be no assurance that the Company will be successful in attracting and then consummating any third party agreement or other financing that would enable the completion of a second Phase III trial, or if a second Phase III trial is completed, that data evidencing statistical superiority would be generated, or, even if such data were produced, that the FDA might require still more data or that the FDA would accept or approve a BLA submission by the Company.

NeoLipid® Platform

LE-SN38

LE-SN38 is our NeoLipid® liposomal formulation of SN-38, the active metabolite of Camptosar® (Pfizer Inc.), a chemotherapeutic pro-drug, which is used as a first-line and second-line colorectal cancer treatment. At the present time, without the NeoLipid® system, SN-38 is insoluble and can only be used to treat cancer by administering the pro-drug Camptosar®.  A pro-drug is a compound that is converted into the active drug in the body. However, Camptosar® is converted into SN-38 in the liver at different rates by different patients, and this variability in conversion rates can result in suboptimal dosing and adverse side effects, such as severe diarrhea.  Hence, it is apparent that new modalities of treatment should be developed to circumvent these toxicities.  By employing our proprietary NeoLipid® technology to deliver SN-38, we hope to deliver the active drug to the tumor cells without the need for conversion, therefore minimizing variability and optimizing dose with minimal side effects.

During 2004, we completed a Phase I clinical trial for LE-SN38. Results from this Phase I study demonstrated the safety and tolerability of LE-SN38 and established a maximum tolerated dose of 35 mg/m2  (MTD) for all but a small subset of patients who metabolize SN-38 slowly.  Pharmacokinetic analysis of blood samples from patients treated with LE-SN38 showed that blood levels and systemic drug exposure to SN-38 were comparable to or greater than that expected from the marketed Camptosar® dose based on previously published studies.

During the second quarter of 2006, in conjunction with the Cancer and Leukemia Group B, CALGB, we initiated enrollment in a Phase II clinical trial with LE-SN38 in metastatic colorectal cancer patients, and completed enrollment of the 21st patient in December, 2006.

On March 30, 2007, the Company announced that the interim analysis of data following the completion of treatment of the first 21 patients demonstrated disease stabilization, but the study did not achieve the primary tumor response endpoint.  The Company is continuing to reassess the clinical outcome with respect to patients’ demography, prior chemotherapy exposure, advanced stage of the disease, and other related factors. The Company is also assessing the potential  next steps for this project including additional data analyses and the possibility of other studies related to lung cancer and breast cancer with LE-SN38.

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

In the near future, the Company plans to initiate a Phase II program of LEP-ETU in recurrent breast cancer patients and, depending on the outcome of those clinical results, we may decide to undertake multicenters and multinational Phase III trials in this indication after thorough discussions with FDA.

LE-DT

Pre-clinical work has also advanced on our earlier stage liposomal formulation of the anti-cancer agent docetaxel, LE-DT, which is the active ingredient in Sanofi Aventis’ Taxotere® which is approved for use in certain breast cancer, non-small cell lung cancer, gastric adenocarcinoma and head and neck cancer indications.  We anticipate filing an LE-DT Investigational New Drug Application, or IND, with the U.S. FDA in late 2007.   Thereafter, we intend to start a Phase I trial with LE-DT to define the toxicities, pharmacokinetics and maximum tolerated dose with this new modality of treatment.

LE-rafAON

Preclinical work with the new formulation of LE-rafAON is ongoing and we expect to submit a revised IND to FDA by the end of 2007. The antisense oligonucleotide agent c-raf has shown significant down regulation of the gene in Preclinical studies. Also, LE-rafAON has exhibited significant radiation sensitization and chemo sensitization with other anticancer agents such as Gemcitabine and Paclitaxel in human xenograft models in mice.  We plan to perform the bridging Phase I trial with this newly formulated LE-rafAON and thereafter start Phase II trials in pancreatic and prostate cancer models where this gene seems to be potentially over expressed.

IL13-PE38

     The Company has recently licensed IL13-PE38 from NIH, FDA, and University of Michigan as a potential therapeutic agent for the treatment of pulmonary fibrosis and asthma. The Company’s collaborators have completed extensive preclincal studies in animal models for the control and reversal of pulmonary fibrosis with this agent. In asthma, IL13-PE38 has shown significant activity as well. Other preclincal toxicology studies are also performed. The Company intends to request a pre-IND meeting with FDA and plan to submit an IND to FDA for Phase I evaluation based on the outcome of the discussion in near future.

We intend to further develop the NeoLipid® drug product candidates by using our internal resources and by continuing to collaborate with other companies and leading governmental and educational institutions.

In addition, we intend to explore the use of our proprietary NeoLipid® liposomal drug delivery technology to create new products in two ways: life cycle management, therefore extending the patent life and/or modifying the pharmacokinetic profile of existing cancer drugs, and by utilizing our platform to develop new drugs.  We are aware of several widely used cancer drugs that are nearing patent expiration, as well as other widely used cancer drugs with patents that have expired.  When a drug is combined with another agent or delivery system in a novel way, its patent life may be extended.  Additionally, while many chemotherapeutic drugs have been effective for the treatment of cancer, these drugs have been limited in their use because of adverse side effects and difficulties in administration.  Using our NeoLipid® drug delivery technology, we believe opportunities exist for us to increase the usefulness of these compounds as improved anti-cancer treatments.  Finally, we believe that our liposomal drug delivery technology may provide us with a platform for the development of novel therapeutic agents for cancer drug development.

It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in early stage, or Phase I, clinical development, as well as the estimated date such drug product candidates would be available for sale, if approved by the FDA.  A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval.   In addition, our drug product candidates require approval by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows.  Additional clinical trial expenses are expected to be incurred for Cintredekin Besudotox to meet our ongoing patient and potential manufacturing obligations.

The table below includes a summary of identified direct project costs incurred to date for our clinical research and development projects.  Generally, identified project costs include expenses incurred specifically for clinical trials and pre-clinical studies we conduct, and exclude expenses incurred for salaries paid to our professional staff, our Waukegan facility and the related depreciation of equipment as well as  general laboratory supplies used in our research, which are included with non-project specific costs.

	Total Direct Costs
Research Project	Three months ended June 30, 2007	Six months ended June 30, 2007	Cummulative costs through June 30, 2007
Cintredekin Besudotox (IL13-PE38QQR)	$334,000	$1,513,000	$67,773,000
LEP-ETU	47,000	94,000	7,677,000
LE-SN38	16,000	55,000	5,282,000
LE-DT	134,000	142,000	142,000
LE-rafAON	11,000	23,000	23,000
Non-project specific	596,000	2,318,000	N/A
Total research and development expenses	$1,138,000	$4,145,000	$ N/A

Results of Operations — Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006.

There was no product revenue for the three months ended June 30, 2007, as compared to $9,000 for the three months ended June 30, 2006.  The sole source of the $9,000 in product revenue in the second quarter 2006 was from sales of NeoPhectin and NeoPhectin-AT.

Research and development expense for the three months ended June 30, 2007 decreased by almost $4.9 million compared to the same period in 2006.  The decrease is attributed to a $1.6 million reduction in payroll expenses, primarily attributed to the Company’s various restructuring initiatives implemented during 2006 and 2007 and a $3.1 million decrease in project costs.  The decrease in project costs is primarily attributed to decreases in the PRECISE trial and Initial Diagnosis GBM Phase I trial expenditures related to sites costs, data management and third party contract services.

Selling, general, and administrative expenses decreased approximately $2.2 million for the three months ended June 30, 2007 compared to the same period in 2006.  The decrease is primarily attributed to a $3.1 million decrease in personnel costs primarily related to the Company’s various restructuring initiatives in 2006 and 2007 offset partially by increased outsourced personnel costs.

Following the Company’s announcement on March 29, 2007 that additional Phase III clinical trials have been recommended for its drug product candidate, Cintredekin Besudotox, the Company initiated an organizational realignment on April 18, 2007 which reduced the workforce from 36 to 21 employees resulting in a charge to earnings totaling approximately $555,000.  Similarly in April 2006 the Company reduced its workforce by a total of 22 employees, primarily in the research and development departments, resulting in a charge totaling $570,000.

The change in fair value of derivative financial instruments of $(55,000) during the three month period ended June 30, 2007 was attributed to a decrease in valuation of stock options granted to non-employee consultants prior to 2000 resulting from the Company’s stock value declining $0.55 per share since the beginning of the second quarter to $1.15 per share at June 30, 2007.   Similarly, the Company recorded a credit to earnings of $(0.6) million in the second quarter of 2006, resulting from a decrease in the Company’s stock price from $8.36 at March 31, 2006 to $5.33 per share at June 30, 2006.

The Company generated interest income on cash and available for sale securities of approximately $0.4 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively.  The decrease in interest income during the period was primarily due to a decrease in average short-term investment balances, which were used to fund operations.

Results of Operations — Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006.

There was no product revenue for the six months ended June 30, 2007, as compared to $10,000 for the six months ended June 30, 2006.  The sole source of the $10,000 in product revenue in the six month period of 2006 was from sales of NeoPhectin and NeoPhectin-AT.

Research and development expense for the six months ended June 30, 2007 decreased by approximately $7.7 million compared to the same period in 2006.  The decrease is attributed to a $3.0 million reduction in payroll expenses, primarily attributed to the Company’s various restructuring initiatives implemented during 2006 and 2007 and a $4.7 million decrease in project costs.  The decrease in project costs is primarily attributed to decreases in the PRECISE trial and Initial Diagnosis GBM Phase I trial expenditures related to sites costs, data management and third party contract services.

Selling, general, and administrative expenses decreased approximately $2.3 million for the six months ended June 30, 2007 compared to the same period in 2006.  The decrease is attributed to a $3.6 million decrease in personnel costs, also primarily attributed to the Company’s various restructuring initiatives implemented during 2006 and 2007, partially offset by $0.4 million in costs associated with the termination of the Company’s former Chief Executive Officer in March, 2007 and increased outsourced personnel costs.

Following the Company’s announcement on March 29, 2007 that additional Phase III clinical trials have been recommended for its drug product candidate, Cintredekin Besudotox, the Company initiated an organizational realignment on April 18, 2007 which reduced the workforce from 36 to 21 employees resulting in a charge to earnings totaling approximately $555,000.  Similarly in April 2006 the Company reduced its workforce by a total of 22 employees, primarily in the research and development departments, resulting in a charge totaling $570,000.  Currently, the Company has 19 employees.

     The change in fair value of derivative financial instruments of $(53,000) during the six month period ended June 30, 2007 was attributed to a decrease in valuation of stock options granted to non-employee consultants prior to 2000 resulting from the Company’s stock value declining $0.55 per share since the beginning of the second quarter to $1.15 per share at June 30, 2007 and remaining relatively constant during the first quarter.   Similarly, the Company recorded a credit to earnings of  $(1.2) million in the first six month  period of 2006, resulting from a decrease in the Company’s stock price from $10.79 at December 31, 2005 to $5.33 per share at June 30, 2006.

     The Company generated interest income on cash and available for sale securities of approximately $0.8 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively.  The decrease in interest income during the period was primarily due to a decrease in average short-term investment balances, which were used to fund operations.

Liquidity and Capital Resources

Net cash used in operating activities decreased $5.6 million from $18.5 million to $12.9 million for the six months ended June 30, 2006 and 2007, respectively.  The decrease in cash used by operations was primarily a result of the lower net loss in the first half of 2007, offset by the significant reduction in accounts payable balances which were paid down in the first six months of 2007.

In January 2006, the Company completed the sale of 4,025,000 shares of our common stock to the public. Proceeds to the Company were approximately $39.0 million net of underwriting fees but before expenses. The proceeds from this sale of stock were invested in available for sale securities and are being used to fund clinical trials of our drug product candidates; preclinical studies for other potential drug product candidates; and for working capital, capital expenditures, and other general corporate purposes.  The Company continues to draw down proceeds from sales of these securities during both 2007 and 2006 to fund such activities.

Our primary source of cash has been proceeds from issuance of our common shares and interest earned on the investment of the stock issuance proceeds.  As of June 30, 2007, we had $0.6 million in cash and cash equivalents and $25.1 million in available for sale securities, consisting solely of state government auction rate certificates, which we believe provide us liquidity characteristics very similar to cash equivalents.

Our primary use of cash over the next 12 to 18 months is expected to fund, in addition to general and administrative expenses,  advancement of our NeoLipid® clinical and pre-clinical research and development efforts and our remaining Cintredekin Besudotox Phase III clinical trial patient obligations.

As a result of the April 18, 2007 restructuring initiative coupled with other ongoing cost-cutting initiatives, the Company expects to reduce selling, general and administrative expenditures for 2007 by approximately $6.8 million compared to 2006.  The total cost reductions implemented and planned, before consideration of project costs and certain legacy costs are expected to result in annualized cash consumption rate of approximately $5.0 million. The Company currently projects it has sufficient funds to continue operations into 2009 before requiring additional financing.  The date as to which sufficient funds continue to be available for operations, without additional financing, may vary depending upon the timing and implementation of various strategies under consideration by the Company.

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

Income Taxes

Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes”, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates that are expected to be in effect in the years in which those temporary differences are expected to be recovered or settled.   We recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on its income tax return.  An uncertain income tax position will not be recognized if management judges that it has less than a 50% likelihood of being sustained.  Interest expense and penalties are recorded as income tax expense.  We provide valuation allowances against deferred tax assets for amounts which are not considered “more likely than not” to be realized.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2007, we did not own any derivative instruments, but we were exposed to market risks, limited primarily to the impact of changes in U.S. interest rates on our cash and available for sale securities. As of June 30, 2007, we held total cash and cash equivalents of $0.6 million and available for sale securities in auction rate certificates of $25.1 million.  All cash equivalents have a maturity of less than 90 days.  Declines in future interest rates would reduce interest income from our investments. Based upon our balance of cash, cash equivalents and available for sale securities at June 30, 2007, a 1.0% decline in interest rates would decrease our annual interest income by approximately $0.2 million.

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

Our President and Chief Executive Officer/Acting Chief Financial Officer, has carried out an evaluation, with the participation of our management and outside consultants, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report, based on the evaluation required by paragraph (b) of Rule 13a-15 under the Securities Act of 1934.

Based on the evaluation of internal control over financial reporting, management identified the following material weakness as of March 31, 2007 and determined that it still exists as of June 30, 2007:

The Company has not maintained sufficient staff with appropriate training in US GAAP and SEC financial rules and regulations.  This deficiency results in the potential of material misstatements and/or inadequate disclosures in the Company’s financial statements.

As a result of this material weakness, management concluded that internal controls over financial reporting were not effective as of June 30, based on the criteria identified above.

In light of the material weakness described above, in preparing our financial statements at and for the six months ended June 30, 2007, we performed additional procedures in an attempt to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.  Notwithstanding the material weakness described above, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control Over Financial Reporting and Management’s Remediation Efforts

Our management has discussed the material weakness described above and other potential deficiencies with our Audit Committee.   In an effort to improve our internal controls over financial reporting, we engaged a third party financial advisory firm to assist us in both the proper accounting and disclosures related SFAS 123R Share-Based Payment as well as GAAP and SEC reporting matters.  We are continuing to evaluate the finance and accounting functions to ensure we meet all of our financial reporting obligations.

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

We entered into various contractual arrangements, primarily during the fourth quarter of 2006, under take or pay agreements, with Diosynth Biotechnology, Inc. (“Diosynth”), to secure access to manufacturing capacity for the potential manufacture and regulatory advancement of Cintredekin Besudotox through early 2008.  As a result of the FDA’s decision to require additional Phase III clinical testing of Cintredekin Besudotox, the Company advised Diosynth that the timing of further work to support a potential BLA submission must be delayed.  Diosynth has indicated that such a delay constitutes a default under our contract.  In response, the Company invoked the dispute resolution provisions of the contract in an attempt to resolve these and other differences between the two companies.  A dialogue between the senior executives of our Company and Diosynth is still ongoing.  In the event these discussions fail to resolve the parties’ differences, the contract calls for mediation and eventually binding arbitration.  Under the terms of the various contractual arrangements, if the Company can not settle its outstanding differences with Diosynth, and Diosynth should refuse to delay the related disputed manufacturing activity, and such dispute were to culminate in an arbitration judgment against the Company, we may be obligated to pay half of the disputed processing costs.  The Company estimates exposure to be approximately $2.4 million at June 30, 2007.

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

Item 1A. - Risk Factors

Below are the risk factors that have been revised since the filing of our annual report on March, 16, 2007 on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) and our Quarterly Report for the Quarter ended March 31, 2007 (“Prior 10-Q”).  We face significant additional risks, which are set forth in the Part 1, Item 1A in our 2006 Form 10-K under the caption “Risk Factors.”  You are urged to read these risk factors in the 2006 Form 10-K and Prior 10-Q, in addition to the following revised risk factors set forth below.  Each of the risk factors set forth here and in our 2006 Form 10-K and Prior 10-Q could materially adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock.   Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.

Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value.  If our stock price declines below $1.00 per share and remains there, or we fail to otherwise satisfy NASDAQ listing requirements, our stock could be delisted by NASDAQ.

The market price of our common stock has been highly volatile and may continue to be so. For example, during 2006, the market price of our common stock fluctuated between $1.66 and $12.67 per share and during 2005 the market price of our common stock fluctuated between $15.47 and $7.16 per share.  During the six months ended June 30, 2007 our stock price fluctuated between $1.12 and $2.37 per share.  As of August 2, 2007 our stock closed at $1.04.

In addition, failure to maintain NASDAQ listing requirements, including but not limited to, a minimum bid price of

$1.00 per share for 30 consecutive days, would result in notification of a possible delisting if the deficiency were not corrected, a delisting of our stock could be expected to have a negative impact on the value of our shares.

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

Since January 1, 2006, we have had substantial turnover in our personnel at all levels, but particularly among our senior management ranks, with all of the named executive officers serving as of that date having either resigned or been terminated.  With the exception of the position of President and Chief Executive Officer, we have not yet filled several of these positions.  At the present time, we are highly dependent on our President and Chief Executive Officer, Mr. Laurence P. Birch, who is also serving as our Acting Chief Financial Officer.  Additionally, our Chief Medical Officer Dr. Jeffrey W. Sherman left us effective June 18, 2007 and we are postponing a search for a replacement until our clinical trial activity necessitates full-time oversight..  Dr. Aquilur Rahman has been retained as an outside consultant and will function as the Company’s Chief Scientific Officer and will work with the rest of the team to oversee our pre-clinical activities.    Mr. Timothy Walbert’s position as Executive VP-Commercial Operations was no longer considered vital to current operations of the Company given the delay in the commercialization of Cintredekin Besudotox and as a result, the position was eliminated as part of the April  2007 restructuring initiative.  Mr. Walbert left us effective May 31, 2007.

Dr. Sherman and Mr. Walbert accepted employment on the basis of written offers which set forth the salary and benefits to be provided, including, but not limited to, salary continuation payments upon termination of employment.  Mr. Birch has a written employment contract with us, which also provides post termination benefits as described therein. We do not have key man insurance on any of our management.  If we were to lose the services of Mr. Birch, or are unable to replace other key members of our senior executive staff, (including our consultant, Dr. Rahman), our product development and achievement of our strategic objectives could be delayed.  In addition, our success will depend on our ability to attract and retain qualified commercial, scientific, technical, and managerial personnel.  Given the large turnover in our employees, and the recent set backs in our various clinical trials, it is expected that recruiting additional personnel and retaining our existing personnel will be more difficult,  No assurance can be given that we will be able to retain existing personnel or attract and retain qualified staff in the future.

Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing, and other aspects of our business.

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the three months ended June 30, 2007 and concluded that our disclosure controls and procedures were not effective as of that date, because of the material weakness in our internal control over financial reporting.  Specifically, management has concluded that the Company’s accounting staff did not have sufficient expertise in the area of U.S. GAAP and SEC financial rules.  A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.    A description of the material weakness related to our inadequate controls over financial reporting is set forth above in Part I, Item 4 “Controls and Procedures”.

While we have adopted, or are in the process of adopting, various remedial measures that are designed to improve our internal controls over financial reporting, we cannot assure you, however, that these remedial measures will be effective.

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

Additionally, as of September 30, 2006, management had concluded that a control deficiency with respect to the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options constituted a material weakness in internal control over financial reporting.

        During 2006, management revised its policies and procedures with respect to its controls over the review and verification of the accuracy of the calculation estimating the fair value of non-employee stock options to ensure that all reasonable steps will be taken to correct this material weakness.  At December 31, 2006, this deficiency was considered to be remediated as the new internal controls were operational for a period of time, were tested, and management concluded that the controls are operating effectively at that time.

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

Dated: August 8, 2007	/s/ Laurence P. Birch
Laurence P. Birch
President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)