Form 10-Q
period 2007-09-30
NEOPHARM INC
filed 2007-11-08
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No  ☒
As of October 31, 2007, the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	28,487,003

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

NEOPHARM, INC.

FORM 10-Q

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

NEOPHARM, INC.
Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,000	$1,852,000
Available for sale securities	23,435,000	36,735,000
Prepaid expenses and other	498,000	627,000
Total current assets	23,994,000	39,214,000
Fixed assets, net	391,000	1,266,000
Other assets	214,000	209,000
Total assets	$24,599,000	$40,689,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$842,000	$5,085,000
Accrued clinical trial expenses	1,928,000	2,272,000
Accrued compensation	888,000	811,000
Obligations under capital lease	31,000	30,000
Other accrued expenses	1,599,000	1,379,000
Total current liabilities	5,288,000	9,577,000

Obligations under capital lease	82,000	105,000
Deferred revenue	-	2,000,000
Deferred rent	16,000	35,000
Derivative financial instruments	38,000	101,000
Total liabilities	5,424,000	11,818,000

Stockholders’ equity:
Common stock, $0.0002145 par value; 50,000,000
shares authorized: 28,487,003 and 28,080,408
shares issued and outstanding, respectively	6,000	6,000
Additional paid-in capital	290,351,000	290,098,000
Accumulated deficit	(271,182,000)	(261,233,000)
Total stockholders’ equity	19,175,000	28,871,000

Total liabilities and stockholders’ equity	$24,599,000	$40,689,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

NEOPHARM, INC.

Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2007 and September 30, 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Product revenue	$-	$1,000	$-	$11,000
Total revenue	-	1,000	-	11,000

Expenses:
Cost of product revenue	-	-	-	1,000
Research and development	1,668,000	4,319,000	6,175,000	16,200,000
Selling, general, and administrative	1,265,000	3,702,000	6,097,000	10,808,000
Employee termination costs	-	293,000	555,000	1,298,000
Change in fair value of derivative
financial instruments	(11,000)	(98,000)	(64,000)	(1,269,000)
Facility consolidation costs	296,000	428,000	296,000	428,000
Total expenses	3,218,000	8,644,000	13,059,000	27,466,000
Loss from operations	(3,218,000)	(8,643,000)	(13,059,000)	(27,455,000)

Other Income	2,000,000	-	2,000,000	-
Interest income	337,000	639,000	1,110,000	1,981,000
Net loss	(881,000)	$(8,004,000)	$(9,949,000)	$(25,474,000)
Net loss per share —
Basic and diluted	$(0.03)	$(0.29)	$(0.35)	$(0.92)
Weighted average shares outstanding —
Basic and diluted	28,377,120	27,934,702	28,189,815	27,685,928

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

NEOPHARM, INC.

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and September 30, 2006
 (Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net loss	$(9,949,000)	$(25,474,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587,000	919,000
Stock-based compensation expense	238,000	1,535,000
Decrease in fair value of derivative financial instruments	(63,000)	(1,269,000)
Loss on retirement of equipment and furniture	-	12,000
Writedown of fixed assets	296,000	-
Non-cash reorganization	-	94,000
Changes in assets and liabilities:
Decrease in interest receivable on available for sale securities	52,000	-
Decrease (increase) in prepaid expenses and other	129,000	(98,000)
(Increase) decrease in other assets	(5,000)	1,000
(Decrease) in accounts payable	(4,243,000)	(229,000)
(Decrease) in other current liabilities	(47,000)	-
(Decrease) in deferred and unearned revenue	(2,000,000)	-
(Decrease) increase in deferred rent	(19,000)	11,000
Net cash and cash equivalents used in operating activities	(15,024,000)	(24,498,000)

Cash flows from investing activities:
Proceeds from sales of available for sale securities	13,248,000	27,350,000
Purchase of marketable securities	-	(40,800,000)
Purchase of equipment and furniture, net	(7,000)	(200,000)
Net cash and cash equivalents provided by (used in) investing activities	13,241,000	(13,650,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	38,739,000
Proceeds from exercise of stock options	-	856,000
Proceeds from employee stock purchase plan	14,000	114,000
Repayment of capital lease obligation	(22,000)	(19,000)
Net cash and cash equivalents (used in) provided by financing activities	(8,000)	39,690,000

Net (decrease) increase in cash and cash equivalents	(1,791,000)	1,542,000
Cash and cash equivalents, beginning of period	1,852,000	1,486,000
Cash and cash equivalents, end of period	$61,000	$3,028,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

Supplemental disclosure of non-cash financing activities:

During the nine months ended September 30, 2006, the Company entered into a capital lease obligation for office equipment totaling $161,000.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

NEOPHARM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 Basis of Presentation

The financial information herein is unaudited.  The balance sheet as of December 31, 2006 is derived from audited financial statements.

The accompanying unaudited condensed consolidated financial statements of NEOPHARM, Inc. and subsidiary (“we”, “us”, “our”, or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. Generally Accepted Accounting Principles (GAAP), for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to a fair presentation.  The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of our operating results for fiscal 2007 or future interim periods.

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

While we believe that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2006 Annual Report on Form 10-K, as amended by the Company on Form 10-K/A, each as filed with the United States Securities and Exchange Commission, or SEC.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 ("SFAS No. 159").  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for the Company's fiscal year ending December 31, 2008, with early adoption permitted.  We are currently assessing the impact, if any, of this statement on our consolidated financial statements.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

Note 2 Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Numerator:
Net loss	$(881,000)	$(8,004,000)	$(9,949,000)	$(25,474,000)
Denominator:
Weighted average shares outstanding	28,377,120	27,934,702	28,189,815	27,685,928

Loss per share - basic and diluted	$(0.03)	$(0.29)	$(0.35)	$(0.92)

Potential common share equivalents:
Stock options	1,339,387	2,320,337	1,339,387	2,320,337

As we have incurred net losses in each of the periods presented, basic and diluted loss per share amounts are the same, as the effect of common share equivalents is anti-dilutive.

Note 3 Share-based Compensation and Non-Employee Stock Options

We currently sponsor the following share-based payment plans:

2006 Plan

In June 2006, our stockholders approved the NEOPHARM, Inc. 2006 Equity Incentive Plan, or the 2006 Plan.  The 2006 Plan provides for the issuance of stock options, non-vested stock, restricted stock, performance units or performance share awards to employees, directors and consultants convertible to up to 1,000,000 shares of our common stock. During the second quarter of 2007, the Board of Directors approved a resolution to increase the total shares available for issuance under the 2006 Plan to 3,400,000 shares.  In addition, the Board approved an increase in the number of shares of Common Stock that may be granted to any Grantee during any calendar year, or earned by any Grantee under any performance based award during any calendar year, from 500,000 to 750,000 shares.  Each of these Board resolutions were approved by the shareholders at the Annual Meeting of Stockholders held on August 16, 2007.

 Awards under the 2006 Plan generally consist of stock options having an exercise price equal to the average of the lowest and highest reported sale prices of our common stock on the date of grant; vest ratably over four years; have a 10 year term; and are subject to continuous employment.  Restricted stock awards granted to our non-employee directors under the 2006 Plan typically vest one year from the date of grant.  As of September 30, 2007, there were 2,557,556 shares available for issuance under the 2006 Plan.

2006 Employee Stock Purchase Plan

In June 2006, our shareholders also approved the 2006 Employee Stock Purchase Plan, or the Purchase Plan, under which eligible employees may purchase shares of common stock quarterly through payroll deductions.  An aggregate of 100,000 shares of common stock may be issued under the Purchase Plan.  The price per share under the Purchase Plan is 85% of the lower of the closing price of the common stock on (i) the first business day of the plan period or (ii) the purchase date.  The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after or prior to purchase, the employee owns 5% or more of the total combined voting power or value of our common stock.  During the three and nine month periods ended September 30, 2007, 978 and 12,734 shares, respectively were issued under the Purchase plan resulting in compensation expense of $250 and $10,000, respectively.  At September 30, 2007, 47,942 shares remained available for issuance.

The 1998 Plan

Our 1998 Equity Incentive Plan, or the 1998 Plan, provided for the grant of awards, primarily stock options, to employees, directors, and consultants to acquire up to 4,600,000 shares of our common stock.  Following the June 2006 shareholder approval of the 2006 Plan, no further awards have been or will be made under the 1998 Plan.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

Share-Based Compensation Summary

Amounts (credits) recognized in the consolidated statements of operations with respect to our share-based compensation plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Research and development	$34,000	$163,000	$(7,000)	$551,000
Selling, general and administrative	79,000	335,000	235,000	984,000

Total cost of share-based payment plans during period	$113,000	$498,000	$228,000	$1,535,000

We have never capitalized, or recognized an income tax benefit from, share-based compensation.  The reductions in expense during the nine months ended September 30, 2007 are primarily attributed to significant forfeitures during the second quarter of 2007 as a result of the reduction in force in 2007.

Stock Option Award Summary

The following is a summary of activity relating to option awards to employees and non-employee directors during the nine months ended September 30, 2007:

	Number of Options	Weighted Average Exercise Price/ Grant Date Fair Value	Weighted Average Remaining Contractual Life in years	Aggregate Instrinsic Value
Outstanding at December 31, 2006	2,531,783	$11.28/$8.29
Granted	658,000	1.40/1.04
Exercised	-
Forfeited/expired/cancelled	(2,008,521)	11.10/8.04
Outstanding at September 30, 2007	1,181,262	6.15/4.64	7.53	$-

Exercisable at September 30, 2007	406,573	$13.32/10.37	3.68	$-

Nonvested at December 31, 2006	1,438,733	$8.28/5.51
Granted	658,000	1.40/1.04
Vested	(78,058)	10.22/6.78
Forfeited	(1,243,986)	8.19/5.46
Nonvested at September 30, 2007	774,689	$2.38/1.64

As of September 30, 2007 the Company expects to recognize $1,096,000 of unrecognized share-based compensation over a weighted average period of 2.8 years.

Restricted Stock Awards

During the third quarter, the Company granted 213,196 shares of restricted stock under the Company’s 2006 Plan to members of the Board of Directors.  The fair market value of the shares is $211,000 and is being amortized over the 1-year vesting period.  Compensation expense of $26,000 has been recognized for the quarter ending September 30, 2007.

During the second quarter, the Company granted Mr. Laurence P. Birch, President and Chief Executive Officer of the Company, 180,665 shares of restricted stock under the Company’s 2006 Plan as called for by the terms of his employment agreement.  The fair market value of the award was $246,000 based on a grant price of $1.36 per share and is being amortized over the 4-year vesting period.  Compensation expense of $15,000 and $17,000 has been recognized for the quarter and nine months ending September 30, 2007, respectively.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

As of September 30, 2007, there were 180,665 non-vested employee shares outstanding and 213,196 of non-vested non-employee director shares outstanding.

Stock Option Valuation Information

We have estimated the fair value of our share-based compensation using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that have a significant impact on the fair value estimate.  We are providing the weighted-average estimated fair value of employee stock options granted during the third quarter of 2007 as calculated using the Black-Scholes model and the related weighted-average assumptions:
	Three months ended	Three months ended v
	September 30, 2007	September 30, 2006
Expected volatility	79.70%	71.00%
Risk-free interest rate	4.60%	4.90%
Expected term (in years)	7.00	6.25
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted during the period	$1.04	$3.50

We have based our assumptions regarding expected volatility on the historic volatility of our common stock, the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant, and the expected term of options using the “Simplified Method” in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment.

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

In August 2006, we entered into a separation agreement with Lawrence A. Kenyon, our former Chief Financial Officer, under which Mr. Kenyon’s employment status changed from employee to consultant reflecting his continued service to the Company. Under the agreement, at that time 40,300 options were forfeited and 17,025 unvested employee stock options were reclassified to non-employee option grants which vested through May 31, 2007 and were exercisable until August 29, 2007. None of these shares were exercised and accordingly expired.  We have recognized the expense for these non-employee grants during 2006.

As of September 30, 2007, there were 158,125 non-employee options outstanding and the Company remeasured and calculated the estimated fair value of the outstanding non-employee options to be $38,000.  The Company recorded the change in fair value of $11,000 and $64,000 as a change in fair value of derivative financial instruments on the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2007, respectively.

We use the Black-Scholes option-pricing model to estimate the fair value of the non-employee option grants outstanding over the remaining contractual terms of the outstanding options, which ranged from 11 months to 28 months at September 30, 2007.

Note 4 Cash and Cash Equivalents and Available for Sale Securities

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Included with cash are cash equivalents of $61,000 and $593,000 as of September 30, 2007 and December 31, 2006, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

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

As of September 30, 2007, our investments in auction rate certificates have maturities ranging from 23 to 38 years.  Despite the long-term nature of their stated contractual maturities, the Company has demonstrated the ability to liquidate these securities as needed.  Accordingly, as these securities represent the investment of cash, which is available for operations, they have been classified as a current asset on the accompanying Consolidated Balance Sheets.

Included with the carrying value of the available for sale securities was accrued interest income receivable of $33,000 and $85,000 as of September 30, 2007 and December 31, 2006, respectively.

Available for sale securities, stated at cost, which approximates fair market value, are as follows:

	September 30, 2007	December 31, 2006

State government agencies	$23,402,000	$36,650,000

Total available for sale securities	$23,402,000	$36,650,000

Note 5 Fixed Assets

We record fixed assets at cost and record depreciation using the straight-line method over the related asset’s estimated useful life.  Expenditures that do not extend the life or improve the productivity of assets are charged to expense when incurred.  When fixed assets are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recorded.  Depreciation and amortization expense for the three and nine months ended September 30, 2007 was $131,000 and $587,000, respectively as compared to $243,000 and $919,000, respectively for the corresponding periods of 2006.  During the nine months ended September 30, 2006, the Company acquired office equipment under a five year capital lease for $161,000.

Long-lived assets are reviewed for impairment when changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated undiscounted cash flows expected to be generated by the assets.  If the carrying amount of an asset were to exceed its estimated future cash flows, an impairment charge would be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  In connection with the planned corporate headquarters move in the first quarter of 2008, as more fully discussed in Note 7, the Company wrote down assets by $296,000 to reduce their carrying value to estimated fair value.

Note 6 Employee Termination Costs

Following the Company’s announcement on March 29, 2007 that additional Phase III clinical trials have been recommended for its drug product candidate, Cintredekin Besudotox, the Company initiated an organizational realignment on April 18, 2007 which reduced the workforce from 36 to 21 employees.   The reorganization included the agreement of the Company’s Executive VP-Chief Medical Officer and the Executive VP-Commercial Operations to step down, which occurred on June 18, 2007 and May 31, 2007, respectively.   In connection with the original terms of employment, the Company is obligated to pay these Executives six months continued salary equal to $137,500 and $120,000, respectively, which was accrued for during the quarter ended June 30, 2007.  The Company recorded a total charge of $555,000 during the quarter ended June 30, 2007 related to these two executives and severance related costs for 13 employees that were part of the Company’s reduction in workforce.

During 2006, the Company’s workforce was reduced from 96 to 53 employees through various organizational restructuring initiatives, separation agreements with certain officers and through attrition.  Additionally, in March 2007, the Company terminated the employment of Mr. Guillermo Herrera, its President and Chief Executive Officer.  In accordance with his employment agreement, Mr. Herrera was scheduled to receive a salary continuation of approximately $35,400 per month for twelve months, unless and until he obtained alternative full-time employment, in which case the monthly payments would terminate.  Payments to Mr. Herrera would also terminate for breach of restrictive covenants.   Subsequent to his termination, the Company determined that Mr. Herrara’s termination should have been for cause as defined in his employment agreement, with the result that no salary continuance would be due Mr. Herrara.  The Company notified Mr. Herrera of this action during the second quarter and requested that he make restitution of the salary payments previously made.  Subsequent to his termination, Mr. Herrera filed suit in May 2007 seeking payment of a $212,000 bonus for 2006 and a $25,000 salary increase for 2007, and has subsequently sought leave of the court, which has not yet been granted, to amend his complaint to recover the suspended payments and other damages.  The Company is vigorously defending this action.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

A roll-forward of the activity in the accrued liability account for the personnel costs associated with the various reduction in workforce initiatives is summarized below:

Balance at December 31, 2006	$415,000
Charge for reduction in force	555,000
Payments made during the period	868,000
Balance at September 30, 2007	$102,000

The remaining payouts are expected to be completed by the end of 2007.

Note 7 Facility Consolidation Costs

During the third quarter the Company recorded a charge totaling $296,000 to reduce the carrying value of fixed assets, primarily furniture and fixtures, to their estimated net realizable value.  With the lease on the Company’s corporate headquarters expiring at March 31, 2008, the Company is currently negotiating the terms of a new lease for and anticipates moving into the new facility in the first quarter of 2008.  As the new space is significantly smaller than the current space, the Company will be required to sell excess furniture and equipment.  This charge reduces the carrying value to its estimated net realizable value upon disposal.

In 2006, in connection with our facility consolidation, we vacated our office space in Lake Forest, Illinois and have included $11,000 and $238,000 in other accrued expenses as the remaining estimated lease exposure at September 30, 2007 and December 31, 2006, respectively.  In the three months ended September 30, 2006, we recorded a $334,000 charge for estimated lease exposure related to our former Lake Forest, Illinois office space and wrote off $94,000 in related equipment and leasehold improvements.  This office space has been sublet through March 31, 2008, the end of the lease period.

Note 8 Other Income

On December 28, 2004, a Sublicense and License Agreement was entered into between the Company and Nippon Kayaku Co, Ltd (NK) for NK to develop and commercialize in Japan a product developed by us.  Upon execution of this agreement, NK paid us a one-time, non-refundable license fee of US $2,000,000.  We recorded this payment as Deferred Revenue on the balance sheet.

On September 11, 2007, NK notified us that they had elected to terminate the Agreement effective June 2008.  With the formal termination notice, development efforts by NK have ceased and, in accordance with the terms of the Agreement, we will retain the upfront license fee received from NK.  Accordingly, in September 2007 the Company reversed the deferred revenue and recognized the amount as other income.

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

Note 10 Income Taxes

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

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

At September 30, 2007, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $250 million expiring at various dates through 2027 for which a full valuation allowance has been provided. We do not believe the total amount of unrecognized tax benefits will change significantly within the next twelve months. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.

The Company files U.S. federal and state income tax returns. Principally due to the NOLs, all returns filed since the Company’s conversion from an S-corporation in 1995 remain subject to examination by U.S. and state tax jurisdictions.

Note 11 Contingencies

NEOPHARM, Inc. and certain of our former officers have been named in a consolidated amended complaint, which alleges various violations of the federal securities laws in connection with our public statements regarding our LEP drug product candidate during the period from October 31, 2001 through April 19, 2002.  On November 4, 2002, we moved to have the complaint dismissed.  Our motion to dismiss was granted in part and denied in part in February 2003. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to include certain pre-class period statements in the complaint.  The motion for summary adjudication asks the Court to rule that certain statements made in an arbitration award regarding the LEP drug product candidate be deemed facts established in this proceeding.  On February 23, 2007, the Court entered an order denying both the plaintiffs’ motion to amend and the plaintiffs’ motion for summary adjudication.  Fact discovery is closed and the Court has set an expert discovery cut-off date of January 25, 2008.  No trial date has yet been set.  We intend to vigorously defend each and every claim in the complaint. Management is unable to estimate the potential outcome or range of possibilities, if any.  In addition, we maintain insurance coverage to mitigate the financial impact of any potential loss.

We entered into various contractual arrangements, primarily during the fourth quarter of 2006, under take or pay agreements, with Diosynth Biotechnology, Inc. (“Diosynth”), to secure access to manufacturing capacity for the potential manufacture and regulatory advancement of Cintredekin Besudotox through early 2008.  As a result of the FDA’s decision to require additional Phase III clinical testing of Cintredekin Besudotox, the Company advised Diosynth that the timing of further work to support a potential BLA submission must be delayed.  Diosynth has indicated that such a delay constitutes a default under our contract.  In response, the Company invoked the dispute resolution provisions of the contract in an attempt to resolve these and other differences between the two companies.  A dialogue between the senior executives of our Company and Diosynth is still ongoing.  In the event these discussions fail to resolve the parties’ differences, the contract calls for mediation and eventually binding arbitration.  Under the terms of the various contractual arrangements, if the Company can not settle its outstanding differences with Diosynth, and Diosynth should refuse to delay the related disputed manufacturing activity, and such dispute were to culminate in an arbitration judgment against the Company, we may be obligated to pay half of the disputed processing costs.  The Company currently estimates exposure to be approximately $2.4 million at September 30, 2007.

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

Note 12 Commitments

Employment Agreement-On March 23, 2007, the Company entered into an employment agreement with Mr. Laurence P. Birch (the “Agreement”) to serve as its President and Chief Executive Officer.  Mr. Birch was elected to the Company’s Board of Directors on March 30, 2007.   Under terms of the Agreement, Mr. Birch has been provided an annual base salary of $275,000 and a target bonus of 50% of his base salary based on performance criteria to be established by the Board in consultation with Mr. Birch, with the potential to earn up to 100% of his base salary for over achievement of performance criteria.  In the event the Company terminates Mr. Birch’s employment without cause, he would be entitled to receive a continuation of his then current base salary for a period of twelve months.    In the event of a termination after a change of control of the Company, Mr. Birch would receive, in addition to twelve months salary continuation, a lump sum payment equal to the prior year’s bonus, if any, plus accelerated vesting of all options or restricted stock.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

License and Research Agreements-The Company has entered into strategic business agreements for the development and marketing of its drugs under development.  Each strategic business agreement includes a future payment schedule for contingent milestone payments.  The Company will be responsible for the contingent payments upon the occurrence of future events.  The total maximum contingent payments for each contract are described below.

National Institutes of Health-In May 2007, the Company entered into an agreement with National Institutes of Health under CRADA for IL13-PE38 for asthma and pulmonary fibrosis.  The agreement contains milestone payments which are based upon the completion of various phases of clinical trials.  The total of these payments is potentially in excess of $1.5 million.

Georgetown University-In July 2007, the Company entered into an agreement with Georgetown University  for re-licensing the LE-rafAON patent rights for the treatment of pancreatic and prostate cancer.  The agreement contains milestone payments which are based upon the completion of phases of testing and, ultimately, approval of the NDA.  The total of these payments is potentially $0.9 million.

Excel Life Science-In August 2007, the Company entered into an agreement with Excel Life Science for the completion of Phase II clinical trials with the use of LEP-ETU for the treatment of metastatic breast cancer.  The agreement contains milestone payments which are based upon stages of completion of the phase II clinical trials.  The total of these payments is potentially $0.3 million.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any statements made by NEOPHARM, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf.  Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, manufacturing, regulatory approval, recruitment of patients, production and marketing of the Company’s drug candidates, including, but not limited to: our drug product candidate IL13-PE38QQR, or Cintredekin Besudotox, and our NeoLipid® product candidates LE-SN38, LEP-ETU,  LE-DT, and LE-rafAON; our ability to make, or the timing of, a filing of any Biologics License Application, or BLA, for approval of Cintredekin Besudotox or new drug application or NDAwith the United States Food and Drug Administration, or FDA; our ability to conserve our cash resources, to implement reductions in general and administrative expenditures and to obtain additional sources of financing in the future; the performance of third-party contractors; uncertainty regarding the outcome of certain pending class action litigation;  unexpected adverse side effects or inadequate therapeutic efficacy of our drug product candidates, including, but not limited to, Cintredekin Besudotox, that could slow or prevent our drug product candidates coming to market; the uncertainty of patent protection for our intellectual property and trade secrets; our ability to raise additional funds at all or on terms acceptable to us; and other factors referenced under Item 1A, “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the calendar year ended December 31, 2006 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 (the “Prior 10-Qs”).

The following should be read in conjunction with our condensed consolidated financial statements and related notes and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Risk Factors section included as Item 1A herein and in the Company’s 2006 Annual Report on Form 10-K and Prior 10-Qs.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from statements made.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of cancer and other diseases.  Since we began our business in 1990, we have devoted our resources primarily to funding research and product development programs.  We have built our drug development program around our two proprietary technology platforms: a tumor-targeting toxin platform and NeoLipid® liposomal drug delivery system. We have advanced six drug product candidates in various stages of clinical development for the treatment of cancer. The following table summarizes key information about our current drug product candidate pipeline:

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

Drug product candidate	Clinical indication(s)	2007 Clinical development status	Commercialization rights

Cintredekin Besudotox (IL13-PE38QQR)	Glioblastoma multiforme (brain cancer)	Completed Phase III (1)	World wide

LE-SN38 (Liposomal SN-38)	Colorectal cancer and other solid tumors	Phase II (2)	World wide

LEP-ETU (Liposomal Paclitaxel)	Breast cancer, ovarian cancer and other solid tumors	Planning possible Phase II	World wide

LE-DT (Liposomal Docetaxel)	Breast cancer, ovarian cancer, prostate cancer and other solid tumors	Pre-IND	World wide

LE-rafAON (Liposomal-raf-Antisense Oligonucleotide)	Pancreatic and prostate cancer	Re-activate IND	United States

Cintredekin Besudotox (IL13-PE38QQR)	Pulmonary fibrosis and asthma	Pre-IND	World wide

(1)
Representatives of the FDA’s Office of Oncology indicated during a review of the clinical data with the Company on March 28, 2007, that an additional Phase III clinical trial for Cintredekin Besudotox in the treatment of GBM would be required before the FDA could accept the Company's Biologics License Application (BLA).   The Company continues to evaluate its options regarding Cintredekin Besudotox, which is further discussed below in the Drug Product Candidate Summary.

(2)
The Company announced on March 30, 2007 that the interim analysis of data following the completion of treatment of the first 21 patients demonstrated disease stabilization, but the study for LE-SN38 did not achieve the primary tumor response endpoint.  The Company is reassessing project next steps including additional data analyses and the possibility of other studies related to lung and breast cancer.

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

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

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

During 2006 and the first quarter of 2007, the Company primarily focused on completing its Phase III testing and  commercialization strategy for Cintredekin Besudotox, including the preparation of the corresponding BLA submission to the FDA.  However, upon review of the PRECISE trial results with the Company on March 28, 2007, the FDA concluded that an additional Phase III trial would be required prior to acceptance of a potential BLA filing by the Company, which will substantially delay, or even prevent, the potential commercialization of the product.

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

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

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

During 2004, we completed a Phase I clinical trial for LEP-ETU.  Results of the study indicated that LEP-ETU appeared to be well tolerated in terms of typical paclitaxel side effects by the majority of patients, including those receiving the higher doses of drug, as well as those who were not premedicated with antihistamines and steroids. Antitumor activity was observed, with 16% of patients experiencing partial responses (shrinkage of tumor by 50% or more).  Additionally, 44% of patients evidenced stable disease and were able to complete 4 or more, 3-week cycles of LEP-ETU treatment.  Patients previously treated with taxanes were among those who responded to LEP-ETU.

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

LE-rafAON

Preclinical work with the new formulation of LE-rafAON is ongoing and we expect to submit a revised IND to FDA in the first quarter of 2008.  The antisense oligonucleotide agent c-raf has shown significant down regulation of the gene in Preclinical studies. Also, LE-rafAON has exhibited significant radiation sensitization and chemo sensitization with other anticancer agents such as Gemcitabine and Paclitaxel in human xenograft models in mice.  We plan to perform the bridging Phase I trial with this newly formulated LE-rafAON and thereafter start Phase II trials in pancreatic and prostate cancer models where this gene seems to be potentially over expressed.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

Cintredekin Besudotox

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

However, in conversation with the FDA, significant safety studies have to be performed in animals to demonstrate any potential side effects in humans.  We currently plan to pursue these studies  and hope to file a IND in the third quarter of 2008.

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

It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in early stage, or Phase I, clinical development, as well as the estimated date such drug product candidates would be available for sale, if approved by the FDA.  A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval.   In addition, our drug product candidates require approval by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows.  Additional substantial clinical trial expenses are expected to be incurred for Cintredekin Besudotox to meet our ongoing patient and potential manufacturing obligations.

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

	Total Direct Costs
Research Project	Three months ended September 30, 2007	Nine months ended September 30, 2007	Cumulative costs through September 30, 2007

Cintredekin Besudotox (IL13-PE38QQR)	$414,000	$1,927,000	$68,187,000
LEP-ETU	97,000	191,000	7,774,000
LE-SN38	24,000	79,000	5,306,000
LE-DT	294,000	436,000	436,000
LE-rafAON	6,000	29,000	29,000
Non-project specific	833,000	3,513,000	N/A

Total research and development expenses	$1,668,000	$6,175,000	N/A

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

Results of Operations – Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006.

There was no product revenue for the three months ended September 30, 2007, as compared to $1,000 for the three months ended September 30, 2006.  The sole source of the $1,000 in product revenue in the third quarter 2006 was from sales of NeoPhectin and NeoPhectin-AT.

Research and development expense for the three months ended September 30, 2007 decreased by almost $2.7 million compared to the same period in 2006.  The decrease is attributed to a $0.9 million reduction in payroll expenses, primarily attributed to the Company’s various restructuring initiatives implemented during 2006 and 2007 and a $1.6 million decrease in project costs.  The decrease in project costs is primarily attributed to decreases in the PRECISE trial and Initial Diagnosis GBM Phase I trial expenditures related to sites costs, data management and third party contract services.

Selling, general, and administrative expenses decreased approximately $2.4 million for the three months ended September 30, 2007 compared to the same period in 2006.  The decrease is primarily attributed to a $1.1 million decrease in personnel costs primarily related to the Company’s various restructuring initiatives in 2006 and 2007.  Additionally, the scaling back of the sales and marketing efforts in 2007 resulted in a reduction of $.5 million in non-personnel costs.  A reduction of $.5 in professional and consulting costs also resulted.

The change in fair value of derivative financial instruments of $(11,000) during the three month period ended September 30, 2007 was attributed to a decrease in valuation of stock options granted to non-employee consultants prior to 2000 resulting from the Company’s stock value declining $0.16 per share since the beginning of the third quarter to $0.99 per share at September 30, 2007.   Similarly, the Company recorded a credit to earnings of $(0.1) million in the third quarter of 2006, resulting from a decrease in the Company’s stock price from $5.33 at June 30, 2006 to $4.85 per share at September 30, 2006.

Facility consolidation costs of $0.3 million for the three months ended September 30, 2007 resulted from a charge totaling $0.3 million to reduce the carrying value of fixed assets, primarily furniture and laboratory equipment, to their estimated net realizable value.  In the three months ended September 30, 2006, we recorded $0.3 million as the remaining lease exposure on the Lake Forest, Illinois facility that we had vacated and wrote off $0.1 million in related equipment and leasehold improvements.

Other income of $2.0 million dollars resulted from the reversal of the amount that had been recorded in deferred income.  As discussed in Note 8, the Company received notification on September 11, 2007, that Nippon Kayaku Co, Ltd had elected to terminate the licensing agreement they had entered into with the Company in 2004 for which they had paid to the Company a non-refundable license fee of $2.0 million.  This amount had been recorded as deferred income at that time.

The Company generated interest income on cash and available for sale securities of approximately $0.3 million and $0.6 million for the three months ended September 30, 2007 and 2006, respectively.  The decrease in interest income during the period was primarily due to a decrease in average short-term investment balances, which were used to fund operations.

Results of Operations – Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006.

There was no product revenue for the nine months ended September 30, 2007, as compared to $11,000 for the nine months ended September 30, 2006.  The sole source of the $11,000 in product revenue in the nine month period of 2006 was from sales of NeoPhectin and NeoPhectin-AT.

Research and development expense for the nine months ended September 30, 2007 decreased by approximately $10.0 million compared to the same period in 2006.  The decrease is attributed to a $3.4 million reduction in payroll expenses, primarily attributed to the Company’s various restructuring initiatives implemented during 2006 and 2007 and a $6.2 million decrease in project costs.  The decrease in project costs is primarily attributed to decreases in the PRECISE trial and Initial Diagnosis GBM Phase I trial expenditures related to sites costs, data management and third party contract services.

Selling, general, and administrative expenses decreased approximately $4.7 million for the nine months ended September 30, 2007 compared to the same period in 2006.  The decrease is attributed to a $2.0 million decrease in personnel costs, also primarily attributed to the Company’s various restructuring initiatives implemented during 2006 and 2007, which includes an offsetting increase of $0.4 million in costs associated with the termination of the Company’s former Chief Executive Officer in March, 2007.  With the reduction in people and cost containment measures put into effect, the Company has been able to realize reductions in spending in legal, consulting, travel expenses, equipment lease costs, board of director compensation, and office supplies totaling $2.1 million.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

Following the Company’s announcement on March 29, 2007 that additional Phase III clinical trials have been recommended for its drug product candidate, Cintredekin Besudotox, the Company initiated an organizational realignment on April 18, 2007 which reduced the workforce from 36 to 21 employees resulting in a charge to earnings totaling approximately $0.6 million.  Similarly in April 2006 the Company reduced its workforce by a total of 22 employees, primarily in the research and development departments, resulting in a charge totaling $0.6 million.  Currently, the Company has 15 employees.

     The change in fair value of derivative financial instruments of $(64,000) during the nine month period ended September 30, 2007 was attributed to a decrease in valuation of stock options granted to non-employee consultants prior to 2000 resulting from the Company’s stock value declining $0.55 and $0.16 per share in the second and third quarters respectively to $0.99 per share at September 30, 2007 and remaining relatively constant during the first quarter.   Similarly, the Company recorded a credit to earnings of  $(1.3) million in the first nine month  period of 2006, resulting from a decrease in the Company’s stock price from $10.79 at December 31, 2005 to $4.85 per share at September 30, 2006.

Facility consolidation costs of $0.3 million for the nine months ended September 30, 2007 resulted from a charge totaling $0.3 million to reduce the carrying value of fixed assets, primarily furniture and laboratory equipment, to their estimated net realizable value.  In the nine months ended September 30, 2006, we recorded $0.3 million as the remaining lease exposure on the Lake Forest, Illinois facility that we had vacated and wrote off $0.1 million in related equipment and leasehold improvements.

The Company generated interest income on cash and available for sale securities of approximately $1.1 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in interest income during the period was primarily due to a decrease in average short-term investment balances, which were used to fund operations.

 Liquidity and Capital Resources

Net cash used in operating activities decreased $9.5 million from $24.5 million to $15.0 million for the nine months ended September 30, 2006 and 2007, respectively.  The decrease in cash used by operations was primarily a result of the lower net loss in the first nine months of 2007, offset by the significant reduction in accounts payable balances which were paid down in the first nine months of 2007.

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

Our primary source of cash has been proceeds from issuance of our common shares and interest earned on the investment of the stock issuance proceeds.  As of September 30, 2007, we had $61,000 in cash and cash equivalents and $23.4 million in available for sale securities, consisting solely of state government auction rate certificates, which we believe provide us liquidity characteristics very similar to cash equivalents.

Our primary use of cash over the next 12 to 18 months is expected to fund, in addition to general and administrative expenses,  advancement of our NeoLipid® clinical and pre-clinical research and development efforts and our remaining Cintredekin Besudotox Phase III clinical trial patient obligations.

As a result of the April 18, 2007 restructuring initiative coupled with other ongoing cost-cutting initiatives, the Company expects to reduce selling, general and administrative expenditures for 2007 by approximately $6.9 million compared to 2006.  The total cost reductions implemented and planned, before consideration of project costs and certain legacy costs are expected to result in annualized cash consumption rate of approximately $5.0 million. The Company currently projects it has sufficient funds to continue operations into 2009 before requiring additional financing.  The date as to which sufficient funds continue to be available for operations, without additional financing, may vary depending upon the timing and implementation of various strategies under consideration by the Company.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

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

Item 3.– Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2007, we did not own any derivative instruments, but we were exposed to market risks, limited primarily to the impact of changes in U.S. interest rates on our cash and available for sale securities. As of September 30, 2007, we held total cash and cash equivalents of $61,000 and available for sale securities in auction rate certificates of $23.4 million.  All cash equivalents have a maturity of less than 90 days.  Declines in future interest rates would reduce interest income from our investments. Based upon our balance of cash, cash equivalents and available for sale securities at September 30, 2007, a 1.0% decline in interest rates would decrease our annual interest income by approximately $0.2 million.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY
Item 4.– Controls and Procedures

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

Based on the evaluation of internal control over financial reporting, management identified the following material weakness as of March 31, 2007 and determined that it still exists as of September 30, 2007:

The Company has not maintained sufficient staff with appropriate training in US GAAP and SEC financial rules and regulations.  This deficiency results in the potential of material misstatements and/or inadequate disclosures in the Company’s financial statements.

As a result of this material weakness, management concluded that internal controls over financial reporting were not effective as of September 30, based on the criteria identified above.

In light of the material weakness described above, in preparing our financial statements at and for the nine months ended September 30, 2007, we performed additional procedures in an attempt to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.  Notwithstanding the material weakness described above, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control Over Financial Reporting and Management’s Remediation Efforts

Our management has discussed the material weakness described above and other potential deficiencies with our Audit Committee.   In an effort to improve our internal controls over financial reporting, we engaged a third party financial advisory firm to assist us in both the proper accounting and disclosures related SFAS 123R Share-Based Payment as well as GAAP and SEC reporting matters.  In addition, given the earlier reduction in force and the depleted resources in the accounting function, the Company continued to utilize outside consultants to oversee the financial accounting function and to perform additional procedures as deemed necessary to compensate for the deficiencies. Subsequent to the end of the third quarter, the Company hired a full-time Controller who is charged with responsibility for remediating these weaknesses in the near future.  Until these remediation efforts can be finalized and subsequently tested to ensure effectiveness, the Company will continue to utilize outside financial advisory consultants to assist in performing additional procedures to ensure the propriety of the entries recorded in the Company’s financial records.

We are continuing to evaluate the finance and accounting functions to ensure we meet all of our financial reporting obligations.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

NEOPHARM, Inc. and certain of our former officers have been named in a consolidated amended complaint, which alleges various violations of the federal securities laws in connection with our public statements regarding our LEP drug product candidate during the period from October 31, 2001 through April 19, 2002.  On November 4, 2002, we moved to have the complaint dismissed.  Our motion to dismiss was granted in part and denied in part in February 2003. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to include certain pre-class period statements in the complaint.  The motion for summary adjudication asks the Court to rule that certain statements made in an arbitration award regarding the LEP drug product candidate be deemed facts established in this proceeding.  On February 23, 2007, the Court entered an order denying both the plaintiffs’ motion to amend and the plaintiffs’ motion for summary adjudication.  Fact discovery is closed and the Court has set an expert discovery cut-off date of January 25, 2008.  No trial date has yet been set.  We intend to vigorously defend each and every claim in the complaint. Management is unable to estimate the potential outcome or range of possibilities, if any.  In addition, we maintain insurance coverage to mitigate the financial impact of any potential loss.

We entered into various contractual arrangements, primarily during the fourth quarter of 2006, under take or pay agreements, with Diosynth Biotechnology, Inc. (“Diosynth”), to secure access to manufacturing capacity for the potential manufacture and regulatory advancement of Cintredekin Besudotox through early 2008.  As a result of the FDA’s decision to require additional Phase III clinical testing of Cintredekin Besudotox, the Company advised Diosynth that the timing of further work to support a potential BLA submission must be delayed.  Diosynth has indicated that such a delay constitutes a default under our contract.  In response, the Company invoked the dispute resolution provisions of the contract in an attempt to resolve these and other differences between the two companies.  A dialogue between the senior executives of our Company and Diosynth is still ongoing.  In the event these discussions fail to resolve the parties’ differences, the contract calls for mediation and eventually binding arbitration.  Under the terms of the various contractual arrangements, if the Company can not settle its outstanding differences with Diosynth, and Diosynth should refuse to delay the related disputed manufacturing activity, and such dispute were to culminate in an arbitration judgment against the Company, we may be obligated to pay half of the disputed processing costs.  The Company currently estimates exposure to be approximately $2.4 million at September 30, 2007.

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

Item 1A. - Risk Factors

Below are the risk factors that have been revised since the filing of our annual report on March, 16, 2007 on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) and our Quarterly Reports on form 10-Q for the Quarters ended March 31, 2007 and June 30, 2007 (“Prior 10-Qs”).  We face significant additional risks, which are set forth in the Part 1, Item 1A in our 2006 Form 10-K under the caption “Risk Factors.”  You are urged to read these risk factors in the 2006 Form 10-K and Prior 10-Qs, in addition to the following revised risk factors set forth below.  Each of the risk factors set forth here and in our 2006 Form 10-K and Prior 10-Qs could materially adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock.   Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.

Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value.  During the three months ended September 30, 2007 our stock price has fallen below $1.00 on three different occasions.  Were our stock price to remain below $1.00 per share for thirty consecutive business days, or were we to fail to otherwise satisfy NASDAQ listing requirements, our stock could be delisted by NASDAQ.

The market price of our common stock has been highly volatile and may continue to be so. For example, during 2006, the market price of our common stock fluctuated between $1.66 and $12.67 per share and during 2005 the market price of our common stock fluctuated between $15.47 and $7.16 per share.  Over the three month period ended September 30, 2007, our stock price has fallen below $1.00 per share on three different occasions, closing under $1.00 for periods of 12, 6, and 5 consecutive business days, respectively.  As of November 5, 2007 our stock closed at $1.09.

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

Failure to maintain NASDAQ listing requirements, including but not limited to, a minimum bid price of $1.00 per share for 30 consecutive business days, would result in notification of a possible delisting if the deficiency were not corrected, a delisting of our stock could be expected to have a negative impact on the value of our shares.

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

Since January 1, 2006, we have had substantial turnover in our personnel at all levels, but particularly among our senior management ranks, with all of the named executive officers serving as of that date having either resigned or been terminated.  With the exception of the position of President and Chief Executive Officer, we have not yet filled several of these positions.  At the present time, we are highly dependent on our President and Chief Executive Officer, Mr. Laurence P. Birch, who is also serving as our Acting Chief Financial Officer.  Additionally, our Chief Medical Officer Dr. Jeffrey W. Sherman left us effective June 18, 2007 and we are postponing a search for a replacement until our clinical trial activity necessitates full-time oversight.  Dr. Aquilur Rahman, one of the original founders of the Company, has been retained as an outside consultant and will function as the Company’s Chief Scientific Officer and will work with the rest of the team to oversee our pre-clinical activities.  In September 2007, Dr. Shahid Ali was appointed Executive Vice President, Research and Development.  Dr. Ali will work in the area of preclinical activities as well as being responsible for developing a pathway forward for the Company’s drug portfolio.  Mr. Timothy Walbert’s position as Executive VP-Commercial Operations was no longer considered vital to current operations of the Company given the delay in the commercialization of Cintredekin Besudotox and as a result, the position was eliminated as part of the April  2007 restructuring initiative.  Mr. Walbert left us effective May 31, 2007.

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

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the three months ended September 30, 2007 and concluded that our disclosure controls and procedures were not effective as of that date, because of the material weakness in our internal control over financial reporting.  Specifically, management has concluded that the Company’s accounting staff did not have sufficient expertise in the area of U.S. GAAP and SEC financial rules.  A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.   A description of the material weakness related to our inadequate controls over financial reporting is set forth above in Part I, Item 4 “Controls and Procedures”.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. - Defaults Upon Senior Securities

None

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

Item 4. - Submission of Matters to a Vote of Security Holders

On August 16, 2007, the Company held its Annual Meeting of Stockholders to vote on the matters listed below. All of the matters voted on at the Annual Meeting were approved by the Company’s stockholders at the Annual Meeting.

1. To elect five directors to serve until the 2008 Annual Meeting of Stockholders.
With respect to the election for directors, the votes were as follows:
	Votes For	Votes Against	Votes Withheld
Frank C. Becker	22,789,811	—	987,816
Laurence P. Birch	22,804,304	—	973,323
Bernard A. Fox	22,786,130	—	991,497
Paul E. Freiman	19,739,406	—	4,038,221
John N. Kapoor	22,781,618	—	996,009

2. To approve amendments to the NEOPHARM, Inc 2006 Equity Incentive Plan to increase the number of authorized shares and maximum individual award.
Votes For	Votes Against	Abstain	Non Votes
13,314,198	806,335	76,645	9,580,449

3. To ratify the appointment of BDO Siedman, LLP as the Company's independent registered public firm for 2007.
Votes For	Votes Against	Abstain	Non Votes
23,424,421	321,339	31,867	0

Item 5. - Other Information

None

Item 6. - Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act or 2002

DRAFT and CONFIDENTIAL
FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2007	/s/ Laurence P. Birch
Laurence P. Birch
President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)