Form 10-Q/A
period 2007-09-30
NEOPHARM INC
filed 2007-11-08
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

NEOPHARM, INC.

FORM 10-Q/A

EXPLANATORY NOTE

NeoPharm, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 8, 2007, solely for the purpose of removing the following header which inadvertently appeared on each page of the Quarterly Report as filed: “DRAFT and CONFIDENTIAL FOR INFORMATIONAL and DISCUSSION PURPOSES ONLY.”

Except as described above, this Amendment No. 1 on Form 10-Q/A does not modify or update any information reported in the original Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and it does not reflect events occurring after the date of the filing of the original Quarterly Report.

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