Form 10-Q/A
period 2007-11-15
NEOPHARM INC
filed 2007-11-15
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

NEOPHARM, INC.

FORM 10-Q/A

EXPLANATORY NOTE

NeoPharm, Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 8, 2007, as previously amended on that date, solely for the purpose of correcting a typographical error in Exhibit 32.1 “CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002”, regarding the quarter end to which the Certificate applies, which is the quarter ended September 30, 2007.

Except as described above, and except for currently dating the Exhibits attached hereto, this Amendment No. 2 on Form 10-Q/A does not modify or update any information reported in the original Quarterly Report on Form 10-Q, as previously amended, for the quarter ended September 30, 2007, and it does not reflect events occurring after the date of the filing of the original Quarterly Report.

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

Dated: November 15, 2007	/s/ Laurence P. Birch
Laurence P. Birch
President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)