Form 10-K
period 2007-12-31
NEOPHARM INC
filed 2008-03-28
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (MARK ONE)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
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
Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company .  See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of 10% of the registrant’s stock) of the registrant, par value $.0002145 per share, (based on the closing price of such shares on the NASDAQ on June 30, 2007) was $25,965,000. As of February 29, 2008 there were 28,488,550 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required in Part III of the registrant’s Annual Report on Form 10-K for December 31, 2007 is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, required to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2007.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K includes forward looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward looking statements are subject to a number of risks, uncertainties, and assumptions about us, including, among other things:

•	failure to achieve positive results in clinical trials sufficient to advance products candidates through the regulatory process;

•	ability to successfully manage our product candidates through the regulatory process;

•	failure to maintain continued listing on a Nasdaq market;

•	failure to successfully manufacture, or cause to be manufactured, product for clinical trials, regulatory filings and potential commercial sale;

•	competitive factors;

•	general economic conditions;

•	the ability to attract and retain qualified management;

•	available financial resources and inability to secure adequate funding for development projects;

•	ability to liquidate investments held for sale to fund current and future operations;

•	relationships with pharmaceutical and biotechnology companies;

•	the ability to develop safe and efficacious drugs;

•	variability of royalty, license, and other revenue;

•	uncertainty regarding the outcome of current legal proceedings;

•	failure to satisfy performance obligations in our licenses or other contracts;

•	ability to enter into future collaborative agreements;

•
uncertainty regarding our patents and patent rights and/or freedom to operate (including the risk that we may be forced to engage in costly litigation to protect such patent rights and/or defend ourselves from patent infringement claims and the material harm to us if there were an unfavorable outcome of any such litigation);

•	governmental regulation;

•	technological change;

•	changes in industry practices; and

•	one-time events.

In addition, in this annual report, the words “believe,” “may,” “will,” “estimate,” “possible,” “potential,” “hope,”  “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, our business, or our management, are intended to identify forward looking statements. All of our forward looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading ITEM 1A.— RISK FACTORS, and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward looking statements.

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

BUSINESS OVERVIEW

NeoPharm, Inc. is a Delaware corporation incorporated on June 15, 1990.

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of cancer and other diseases. We have built our drug development program around our two proprietary technology platforms: a tumor-targeting toxin platform and NeoLipid liposomal drug delivery system. We have advanced five drug product candidates in various stages of clinical and pre-clinical development for the treatment of cancer and one drug product candidate in pre-clinical development for treatment of interstitial pulmonary fibrosis, or IPF, and asthma. The following table summarizes key information about our current drug product candidate pipeline:

Drug product candidate	Clinical indication(s)	2007 Clinical development status	Commercialization rights

Cintredekin Besudotox (IL13-PE38QQR)	Glioblastoma multiforme (brain cancer)	Completed Phase III (1)	World wide

LEP-ETU (Liposomal Paclitaxel)	Breast cancer, ovarian cancer and other solid tumors	Planning Phase II	World wide

LE-SN38 (Liposomal SN-38)	Colorectal cancer and other solid tumors	Phase II (2)	World wide

LE-DT (Liposomal Docetaxel)	Breast cancer, ovarian cancer, prostate cancer and other solid tumors	IND accepted, Planning Phase I	World wide

LE-rafAON (Liposomal-raf-Antisense Oligonucleotide)	Pancreatic and prostate cancer	Re-activate IND, Planning Phase I	United States

Cintredekin Besudotox (IL13-PE38QQR)	Interstitial pulmonary fibrosis and asthma	Pre-IND	World wide

(1)
Representatives of the United States Food and Drug Administration’s, or FDA,  Office of Oncology indicated during a review of the clinical data with the Company on March 28, 2007, that an additional Phase III clinical trial for Cintredekin Besudotox in the treatment of glioblastoma multiforme, or GBM, would be required before the FDA could accept the Company's Biologics License Application, or BLA.   The Company continues to evaluate its options regarding Cintredekin Besudotox, which is further discussed below in the Drug Product Candidate Summary.

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

The drug product candidate which we have advanced the farthest is Cintredekin Besudotox, a tumor-targeting toxin being developed as a treatment of recurrent GBM, a deadly form of brain cancer.  During 2006 and the first quarter of 2007, the Company focused primarily on completing its Phase III PRECISE clinical trial, the PRECISE Trial, for the treatment of recurrent GBM, and  commercialization strategy for Cintredekin Besudotox, including the preparation of the corresponding BLA submission to the FDA.  In December 2006 ,we suffered a significant setback with the results of our PRECISE Trial.  The PRECISE Trial did not meet the primary endpoint at 215 deaths, which was a statistically significant difference, or separation, in the overall survival curve compared with the Gliadel Wafer®, or Gliadel.  Upon review of the PRECISE trial results with the Company on March 28, 2007, the FDA concluded that an additional Phase III trial would be required prior to acceptance of a potential BLA filing by the Company and potential commercialization. The Company is currently exploring the possibility of undertaking an initial Phase III confirmatory trial for Cintredekin Besudotox with the primary objective of overall survival and a secondary objective of progression free survival for patients with recurrent GBM against the standard of care.  If satisfactory results were obtained in such an initial Phase III confirmatory trial, and additional resources to fund the project were secured, the Phase III confirmatory trial might be expanded in the hope of obtaining results that would support the submission of a BLA for Cintredekin Besudotox to the FDA.  No prediction can be given as to the results of any initial Phase III confirmatory trial that might be undertaken or the Company's ability to secure additional financing to possibly expand such an initial trial if such an expansion were to be warranted.

In 2007, we reassessed and reprioritized our Cintredekin Besudotox and NeoLipid® platform and strategy to focus our NeoLipid development efforts on LE-SN38, LEP-ETU, LE-DT and LErafAON.  In addition we licensed Cintredekin Besudotox for the treatment of interstitial pulmonary fibrosis, or IPF, and asthma.

LEP-ETU is our NeoLipid® liposomal formulation of the widely used cancer drug, paclitaxel.  Paclitaxel, also known as Taxol® (Bristol-Myers Squibb Company), has been approved in the US for the treatment of ovarian, breast and lung cancers.  The Company expects to initiate patient enrollment early in the second quarter of 2008 in a Phase II trial designed to assess the safety and efficacy of LEP-ETU in recurrent breast cancer patients and, if encouraging outcomes result from those clinical results, we may decide to undertake multicenter and multinational Phase III trials in this indication after thorough discussions with the FDA.

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

Pre-clinical work has also advanced on our earlier stage liposomal formulation of the anti-cancer agent docetaxel, LE-DT, which is the active ingredient in Sanofi Aventis’ Taxotere® which is approved for use in certain breast cancer, non-small cell lung cancer, gastric adenocarcinoma, head and neck cancer indications and prostate cancer.  On January 30, 2008, our investigatonal new drug application, or IND, for this drug product candidate was accepted by the FDA and we currently expect to start a Phase I trial with LE-DT to define the toxicities, pharmacokinetics and maximum tolerated dose with this new modality of treatment in the second quarter of 2008.

Preclinical work with the new formulation of LE-rafAON is ongoing and we expect to submit a revised IND to the FDA in the second or third quarter of 2008.

The Company has licensed Cintredekin Besudotox from the National Institutes of Health, or NIH, FDA, and University of Michigan as a potential therapeutic agent for the treatment of pulmonary fibrosis and asthma.  We are currently conducting preclinical studies, and we plan to submit an IND to the FDA in the second half of 2008.  The FDA has indicated it will require significant studies in animals to explore potential side effects in humans before the agency will permit the clinical testing to begin.

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

During 2007, we continued to realign our organization and reduce the cost structure to support our business objectives.  Following the Company’s announcement on March 29, 2007 that an additional Phase III clinical trial will be required for approval of its drug product candidate, Cintredekin Besudotox, the Company, in April 2007, reduced the workforce by 16 employees to a total of 19 employees.   The reorganization included the agreement of Dr. Jeffrey Sherman, the Company’s Executive VP-Chief Medical Officer and Mr. Timothy Walbert, the Company’s Executive VP-Commercial Operations to step down.  Including one additional employee released in the fourth quarter of 2007, the employee termination costs related to 2007 reorganization and separation agreements were $598,000.  As of December 31, 2007, we had 17 employees.

In January 2006, we completed the sale of 4,025,000 shares of our common stock to the public. Proceeds to the Company were approximately $38.7 million net of underwriting fees but before expenses. The proceeds from this sale of stock continue to be used to fund clinical trials of our drug product candidates; preclinical studies for other potential drug product candidates; and for working capital, capital expenditures, and other general corporate purposes.

MARKET OVERVIEW

According to the American Cancer Society, ACS, 2008 Cancer Facts and Figures, cancer is the second leading cause of death in the United States, accounting for one in every four deaths. The ACS 2008 Cancer Facts and Figures also estimates that doctors will diagnose approximately 1.4 million new cases of cancer in the United States in 2008. The NIH estimate that the annual cost of cancer in 2007 was approximately $219.2 billion, including $89.0 billion in direct medical costs and $18.2 billion for morbidity costs, which includes the cost of lost productivity.

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

The products we currently have under development potentially target a broad range of solid tumors. The table below shows the incidence and mortality estimated for the year 2008 for various types of solid tumor cancers that our products seek to treat:

Cancer Indication	New Cases	Deaths
Brain	21,810	13,070
Breast	184,450	40,930
Colorectal	148,810	49,960
Lung	215,020	161,840
Ovarian	21,650	15,520
Prostate	186,320	28,660

Source: American Cancer Society, 2008 Cancer Facts and Figures

We are also exploring the use of  Cintredekin Besudotox, IL-13 PE 38 for the treatment of IPF and Asthma.  IPF involves scarring of the lung.  Gradually, the air sacs of the lungs become replaced by fibrotic tissue.  When the scar forms, the tissue becomes thicker causing an irreversible loss of the tissue’s ability to transfer oxygen into the bloodstream.

According to the Pulmonary Fibrosis Foundation, there are five million people worldwide that are affected by this disease. In the United States there are over 200,000 patients with Pulmonary Fibrosis. As a consequence of misdiagnosis the actual numbers may be significantly higher. Of these more than 40,000 expire annually. This is the same as die from Breast Cancer. Typically, patients are in their forties and fifties when diagnosed. However, diagnoses have ranged from age seven to the eighties. Current research indicates that many infants are afflicted by Pediatric Interstitial Lung Disease. At this time there is limited data on prevalence for this group.

There are currently no effective treatments or a cure for IPF.

BUSINESS STRATEGY

We are a biopharmaceutical company focused on discovering, developing, and commercializing innovative anti-cancer treatments. Our strategy consists of the following key elements:

Focus on the growing cancer market

Cancer is the second leading cause of death in the US, yet there remain unmet needs, and current treatments remain ineffective and inadequate for some populations. The FDA has procedures to accelerate the approval of drugs for serious or life-threatening conditions, including cancer, when those drugs provide a meaningful therapeutic benefit over existing treatments. We intend to continue to use our expertise in the field of cancer research to target this significant market opportunity for cancer drug development.

Develop our existing product portfolio

We currently have six clinical and pre-clinical stage anti-cancer drug product candidates under development in cancer and certain other indications. We intend to further develop these drug product candidates both by using our internal resources and by continuing to collaborate with other companies and leading governmental and educational institutions.  In 2007, we reassessed and reprioritized our Cintredekin Besudotox and NeoLipid® platform and strategy to focus our NeoLipid development efforts on LE-SN38, LEP-ETU, LE-DT and LErafAON.  In addition we licensed Cintredekin Besudotox for the treatment of interstitial pulmonary fibrosis, or IPF, and asthma.

Create new products by capitalizing on our NeoLipid® drug delivery platform

We intend to further explore the use of our proprietary NeoLipid® liposomal drug delivery technology to create new products in two ways: life cycle management, therefore extending the patent life and/or modifying the pharmacokinetic profile of existing cancer drugs, and by utilizing our platform to develop new drugs. We are aware of several widely used cancer drugs that are nearing patent expiration, as well as other widely used cancer drugs with patents that have expired. When a drug is combined with another agent or delivery system in a novel way, its patent life may be extended. Secondly, while many chemotherapeutic drugs have been effective for the treatment of cancer, these drugs have been limited in their use because of adverse side effects and difficulties in administration.  Our NeoLipid® drug delivery technology, may increase the usefulness of these anti-cancer treatments. Thirdly, we believe that our liposomal drug delivery technology may provide us with a platform for the development of novel therapeutic agents for cancer drug development.

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
Cintredekin Besudotox (GBM)

The drug product candidate which we have advanced the farthest is Cintredekin Besudotox, a tumor-targeting toxin being developed as a treatment for glioblastoma multiforme, or GBM, a deadly form of brain cancer.

We have exclusively licensed Cintredekin Besudotox from the NIH and the FDA, and have been developing this drug product candidate under a Cooperative Research and Development Agreement, or CRADA, with the FDA Center for Biologics Evaluation and Research, or CBER. Cintredekin Besudotox has received orphan drug designation in the US and Europe and FDA has designated it for the fast track drug development program.  In addition, Cintredekin Besudotox has been selected to participate in the FDA’s Continuous Marketing Application, CMA, Pilot 2 program.  We also hold a non-exclusive license to utilize a patented process owned by the U.S. government relating to convection enhanced delivery, or CED, for use with drugs, including Cintredekin Besudotox in the treatment of gliomas.

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

Cintredekin Besudotox is being developed as a highly specific tumor-targeting agent.  Cintredekin Besudotox is a recombinant protein consisting of a single molecule composed of two parts: a tumor-targeting molecule and a cytotoxic agent.  The targeting component consists of interleukin-13(IL-13), an immune regulatory cytokine.  Malignant glioma cells, as compared to normal brain cells, express IL-13 receptors at a higher density.  The cytotoxic agent is a potent bacterially derived toxin called PE38.  Cintredekin Besudotox is designed to detect and bind IL-13 receptors on the surface of malignant glioma cells and selectively deliver PE38 to destroy tumor cells.  Cintredekin Besudotox is administered by a technique known as convection-enhanced delivery, or CED, in which the drug is delivered through catheters inserted in brain tissue surrounding the tumor (peritumoral administration) or into the tumor (intratumoral administration) following surgical resection of the tumor.  CED is designed to infuse Cintredekin Besudotox directly to the tumor site and adjacent brain tissue with the goal of killing resident tumor cells and preventing recurrence of tumor cell growth.  We hope to show that this method of delivery minimizes both damage to the surrounding cells and toxicity from systemic drug exposure.

During 2006 and the first quarter of 2007, the Company primarily focused on completing its Phase III testing and  commercialization strategy for Cintredekin Besudotox, including the preparation of the corresponding BLA submission to the FDA.  However, upon review of the PRECISE trial results with the Company on March 28, 2007, the FDA concluded that an additional Phase III trial would be required prior to acceptance of a potential BLA filing by the Company.  This will substantially delay, and may even prevent, the potential commercialization of the product.

The Company is currently exploring the possibility of undertaking an initial Phase III confirmatory trial with the primary objective of overall survival, with a secondary objective of progression free survival for patients with recurrent GBM against the standard of care.  If the results of such an initial confirmatory trial were to be encouraging, the Company could elect to expand the trial into a larger Phase III trial in order to support a possible BLA filing for Cintredekin Besudotox with the FDA.  While the Company has sufficient resources to fund the initial Phase III confirmatory trial, and evaluate possible drug activity, additional funding from sources outside the Company would be necessary to expand and then complete the necessary Phase III trial, make the BLA filing and advance this drug product candidate.  The Company does not currently have the financial reserves to fully fund the testing and obtain approval for any of its drug product candidates, including, but not limited to, Cintredekin Besudotox.  Even if third party financing were to become available, and at this time no assurance can be given that it would be, there can be no assurance given that the terms of any proposed third party financing arrangement would be acceptable to the Company.  The Company continues to explore drug delivery improvements as well as the possibility of genetic testing to identify patients that might be more responsive to treatment.  There can be no assurance that these modifications will result in a positive outcome in a second Phase III trial.  Further, there can be no assurances the data from a second Phase III trial, whether or not these modifications were made, would be deemed acceptable by the FDA or that the FDA would approve a BLA for Cintredekin Besudotox based on such data.

 The Company continues to evaluate its options related to Cintredekin Besudotox.  There can be no assurance that, if a second Phase III trial were completed, data evidencing statistical superiority would be generated and, even if such data were generated and produced to the FDA, there can be no assurance that the FDA would accept or approve a BLA submission by the Company.

Cintredekin Besudotox( IPF and Asthma)

The Company has recently licensed IL13-PE38 from NIH, FDA, and University of Michigan as a potential therapeutic agent for the treatment of pulmonary fibrosis and asthma. The Company’s collaborators have completed extensive preclincal studies in animal models for the control and reversal of pulmonary fibrosis with this agent. Preclinical studies relating to asthma have also been performed.  Other preclincal toxicology studies are also underway.  The Company plans to undertake additional detailed preclinical evaluation of this product through nebulization in these studies and to fully characterize the physio-chemical behavior of the nebulized product.  The Company plans to submit an IND to the FDA in the last half of 2008 or early in 2009 if those studies show that it is reasonably safe to conduct clinical investigations in humans.  The preclinical testing plan has been discussed with the FDA, and the agency has made it clear that significant studies must be performed in animals to explore potential side effects in humans, before the agency will permit testing in humans.

NeoLipid® Platform

LE-SN38

LE-SN38 is our NeoLipid® liposomal formulation of SN-38, the active metabolite of Camptosar® (Pfizer Inc.), a chemotherapeutic pro-drug, which is used as a first-line and second-line colorectal cancer treatment. At the present time, without the NeoLipid® system, SN-38 is insoluble and can only be used to treat cancer by administering the pro-drug Camptosar®.  A pro-drug is a compound that is converted into the active drug in the body. However, Camptosar® is converted into SN-38 in the liver at different rates by different patients, and this variability in conversion rates can result in suboptimal dosing and adverse side effects, such as severe diarrhea.  We hope to show that our proprietary NeoLipid® technology permits delivery of SN-38 to the tumor cells without the need for conversion, therefore minimizing variability and optimizing dose with minimal side effects.

Results from our 2004 Phase I clinical trial provided evidence of the safety and tolerability of LE-SN38 and established a maximum tolerated dose of 35 mg/m2  (MTD) for all but a small subset of patients who metabolize SN-38 slowly.  Pharmacokinetic analysis of blood samples from patients treated with LE-SN38 showed that blood levels and systemic drug exposure to SN-38 were comparable to or greater than that expected from the marketed Camptosar® dose based on previously published studies.

During the second quarter of 2006, in conjunction with the Cancer and Leukemia Group B, or CALGB, we initiated enrollment in a Phase II clinical trial with LE-SN38 in metastatic colorectal cancer patients, and completed enrollment of the 21st patient in December, 2006.

On March 30, 2007, the Company announced that the interim analysis of data following the completion of treatment of the first 21 patients demonstrated disease stabilization, but the study did not achieve the primary tumor response endpoint.  The Company is reviewing the data and, in particular, examining the patients’ demography, prior chemotherapy exposure, advanced stage of the disease, and other related factors. It is possible that patients who were enrolled in this trial were exposed to other chemotherapy regimens prior to enrolling and that this prior exposure may be the reason the study did not achieve its primary endpoint.  The Company is also assessing the potential  next steps for this project which may include additional data analyses and the possibility of other studies related to lung cancer and breast cancer with LE-SN38.

LEP-ETU

LEP-ETU is our NeoLipid® liposomal formulation of the widely used cancer drug, paclitaxel.  Paclitaxel, also known as Taxol® (Bristol-Myers Squibb Company), has been approved in the US for the treatment of ovarian, breast and lung cancers.  Despite paclitaxel’s wide use and its tumor cytotoxic characteristics, its effectiveness can be limited by its adverse side effects, which can include nausea, vomiting, hair loss and nerve and muscle pain.  Because of the chemical characteristics of paclitaxel, it cannot be introduced into the body unless it is first formulated in a mixture of castor oil (Cremophor®) and ethanol, which can lead to significant side effects such as hypersensitivity reactions and cardiac toxicities.  We hope to show that our proprietary NeoLipid® technology, which eliminates the need for Cremophor and ethanol, permits delivery of paclitaxel treatment with fewer side effects.

During 2004, we completed a Phase I clinical trial for LEP-ETU.  In this study, LEP-ETU appeared to be well tolerated in the majority of patients, in terms of typical paclitaxel side effects, including those patients receiving the higher doses of drug, as well as those who were not premedicated with antihistamines and steroids. Antitumor activity was observed, with 16% of patients experiencing partial responses (shrinkage of tumor by 50% or more).  Additionally, 44% of patients evidenced stable disease and were able to complete 4 or more, 3-week cycles of LEP-ETU treatment.  Patients previously treated with taxanes were among those who partially responded to LEP-ETU.

The Company expects to begin patient enrollment early in the second quarter of 2008 in  a Phase II trial designed to assess the efficacy and safety of LEP-ETU in recurrent breast cancer patients in the first quarter of 2008.  Depending on the outcome of those clinical trials, we may decide to undertake multicenter and multinational Phase III trials in this indication after thorough discussions with FDA.

LE-DT

Pre-clinical work has also advanced on our earlier stage liposomal formulation of the anti-cancer agent docetaxel, LE-DT, which is the active ingredient in Sanofi Aventis’ Taxotere® which is approved for use in certain breast cancer, non-small cell lung cancer, gastric adenocarcinoma, head and neck cancer indications and prostate cancer.  We filed the Investigational New Drug Application, IND, to the FDA on December 28, 2007 and the IND became effective on January 30, 2008.  We currently expect to start a Phase I trial with LE-DT to explore its toxicities, pharmacokinetics and maximum tolerated dose in the second quarter of 2008.

LE-rafAON

Preclinical work with the new formulation of LE-rafAON, which is expected to have minimal infusion related toxicities, is ongoing and we expect to submit a revised IND to FDA in the second or third quarter of 2008.  The antisense oligonucleotide agent c-raf has shown significant down regulation of the gene in Preclinical studies. Also, LE-rafAON has exhibited significant radiation sensitization and chemo sensitization with other anticancer agents such as Gemcitabine and Paclitaxel in human xenograft models in mice in Pancreatic and Prostate tumors.  We plan to perform the bridging Phase I trial with this newly formulated LE-rafAON and thereafter start Phase II trials in pancreatic and prostate cancer models where this gene seems to be potentially over expressed.

We intend to further develop the NeoLipid® drug product candidates by using our internal resources and by continuing to collaborate with other companies and leading governmental and educational institutions.

In addition, we intend to explore the use of our proprietary NeoLipid® liposomal drug delivery technology to create new products in two ways: life cycle management, therefore extending the patent life and/or modifying the pharmacokinetic profile of existing cancer drugs, and by utilizing our platform to develop new drugs.  We are aware of several widely used cancer drugs that are nearing patent expiration, as well as other widely used cancer drugs with patents that have expired.  When a drug is combined with another agent or delivery system in a novel way, its patent life may be extended.  Additionally, while many chemotherapeutic drugs have been effective for the treatment of cancer, these drugs have been limited in their use because of adverse side effects and difficulties in administration.  Our NeoLipid® drug delivery technology may increase the usefulness of these compounds as improved anti-cancer treatments.  Finally, we believe that our liposomal drug delivery technology may provide us with a platform for the development of novel therapeutic agents for cancer drug development.

It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in early stage, or Phase I, clinical development, as well as the estimated date such drug product candidates would be available for sale, if approved by the FDA.  A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval.   In addition, our drug product candidates require approval by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows.  Substantial additional clinical trial expenses are expected to be incurred for Cintredekin Besudotox before approval can be sought again.

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

	Total Direct Costs Incurred
Research Project	2007	2006	2005	Since Beginning of Project

Cintredekin Besudotox	$1,248,000	$11,534,000	$15,755,000	$67,507,000
LEP-ETU	207,000	876,000	2,684,000	7,790,000
LE-SN38	88,000	254,000	506,000	5,316,000
LE-DT	545,000	-	-	545,000
LE-rafAON	71,000	-	-	71,000
Non-project specific and other	4,211,000	8,535,000	12,906,000	N/A

Total research and development expenses	$6,370,000	$21,199,000	$31,851,000	N/A

Competition

Each of the drug product candidates will face competition from products currently on the market or under development. The following table lists our current principal competitors and their products which would compete with our drug product candidates in the future:

Our drug product candidate	Principal competitor	Competitor’s product
Cintredekin Besudotox (1)	MGI Pharma, Inc.	Gliadel® Wafer
LE-SN38	Pfizer Inc.	Camptosar®
LEP-ETU	Bristol-Myers Squibb Co. Abraxis BioScience, Inc.	Taxol®(2) Abraxane®
LE-DT	Sanofi Aventis	Taxotere®
LE-rafAON	ISIS Pharmaceutical Bayer	In development In development

(1)	In March 2007 the FDA indicated that it would not approve this drug without data from a second Phase III trial demonstrating the superior clinical activity of this drug in brain tumors.

(2)	This product is currently off-patent and generics are available.

We also compete with drug development companies for access to novel technologies as well as in potential collaborations with large pharmaceutical and other life sciences companies.

RESEARCH AND DEVELOPMENT PROGRAM

We conduct pre-clinical research to investigate other compounds that could potentially benefit from our NeoLipid technology. Our pre-clinical research is generally conducted in laboratories in our Waukegan, Illinois facility.  As of December 31, 2007, we employed 10 individuals in research and development, down from 30 individuals at December 31, 2006, as we have been aggressively reprioritizing our workforce to better conserve our working capital. We have incurred research and development expenses to advance our drug product candidates and pre-clinical compounds totaling $6.4 million, $21.2 million and $31.9 million in 2007, 2006 and 2005, respectively, with research and development expenditures decreasing over time due to the timing of completion of the PRECISE trial, advancement of other product candidates from the laboratory toward clinical testing and the reprioritization of our NeoLipid development efforts and resulting reduction in the number of persons working in this area.

COLLABORATIVE RELATIONSHIPS AND LICENSES

License and Research Agreements

Nippon Kayaku Co. Ltd. License Agreement

In December 2004, we signed a license agreement with Nippon Kayaku Co., Ltd., or NK, licensing them certain rights to develop and commercialize Cintredekin Besudotox in Japan.  We received a $2 million non-refundable up-front license fee in January 2005 and the right to receive royalties on future commercial sales.  Under the license agreement, NK assumed responsibility for, and the costs associated with, the development and testing of Cintredekin Besudotox and obtaining regulatory approvals in Japan although we were required to provide NK with supplies of Cintredekin Besudotox free of charge to conduct pre-clinical and clinical testing.

The initial term of the license agreement was ten years from the date of the first commercial sale in Japan, and the agreement could be extended at the option of NK, for a mutually agreed upon period. Under the terms of the license agreement, each party could terminate the license agreement upon the occurrence of certain defaults by the other.

On September 11, 2007, NK notified us that they had elected to terminate the Agreement effective June 2008. With the formal termination notice, development efforts by NK have ceased and under terms of the Agreement, we will retain the $2 million upfront license fee received from NK in 2005.  Accordingly, in September 2007 the Company reversed the corresponding deferred revenue and recognized the amount as other income.

Georgetown University Agreements

We currently have two license agreements with Georgetown University relating to various liposome-related products.

Under the Georgetown licenses, and in return for sponsoring related research, we were granted exclusive licenses to manufacture and sell liposome encapsulated paclitaxel, or LEP, and liposome-encapsulated raf-antisense oligonuceotide, or LE-rafAON. We are obligated to pay royalties to Georgetown on commercial sales of these products. In addition, through December 31, 2007, we have paid an up-front licensing fee and advance royalty payments (which may be credited against future royalties) of $95,000. Additionally, we may be obligated to pay $400,000 upon entering into any sublicense agreement and make milestone payments upon achieving certain development objectives for these compounds. For LEP, we have remaining potential maximum aggregate milestone payments remaining of $250,000 and would pay a royalty rate of 1.25% to 2.50% on any commercial sales of the product.  The Georgetown license for LEP expires in 2013 and may also be terminated by either party in the event of a default by the other party.

 In July 2007, we entered into an exclusive license to use certain antisense technologies covered by certain US patents to support our LE-rafAON drug candidate.  In exchange for the grant of this license, we paid Georgetown a non-refundable license issue fee of $10,000 and are liable for yearly maintenance fees of $20,000.  In addition, we agreed to pay Georgetown a royalty of 2.75% of net sales from our products incorporating these technologies and 50% of any royalties received from sublicensees.  We may also be obligated to make milestone payments totaling $900,000 upon achievement of certain objectives.  The Georgetown license for LE-rafAON expires in 2022 and may be terminated by either party in the event of a default by the other party.

National Institutes of Health

In September 1997, we entered into an exclusive worldwide licensing agreement with the NIH (an agency of the United States Public Health Service, or PHS, within the Department of Health and Human Services, DHHS) whereby we were granted the right to develop and commercialize Cintredekin Besudotox, IL13-PE38QQR, for the treatment of cancer. The Cintredekin Besudotox license required us to pay NIH an initial $75,000 non-refundable payment and requires minimum annual royalty payments to NIH of $10,000 that increase to $25,000 after the first commercial sale. The Cintredekin Besudotox license also requires us to pay to NIH milestone payments of up to $585,000 upon completion of various phases of development of Cintredekin Besudotox, and a maximum royalty of 3.5% based on future product sales, if any. The license agreement terminates in 2018. However, we have the unilateral right to terminate the license agreement at any time upon 60 days written notice. The NIH may terminate the agreement upon our default in performing any material obligations under the agreement or if they determine that such action is necessary to meet the requirements for public use specified by federal regulations and we were not reasonably satisfying such requirements. While providing us with an exclusive license, it should be noted that, as is typical in such agreements, the NIH does not make any representations or warranties in the license agreement as to the validity or enforceability of the licensed rights and does retain certain rights of use for the government.

On May 30, 2006 we entered into a non-exclusive Patent License Agreement with the PHS providing us with a non-exclusive license to utilize a patented process owned by the U.S. government relating to convection enhanced delivery, or CED, for use with drugs, including Cintredekin Besudotox, in the treatment of gliomas, in the U.S., its territories and possessions.  Under the terms of this Patent License Agreement, we have paid PHS a noncreditable, nonrefundable license issue royalty of $5,000 and have agreed to pay a nonrefundable, minimum annual royalty of $2,000, which will be credited against earned royalties, which are fixed at 0.5% on aggregate future product sales over $100 million.  An additional benchmark royalty of $20,000 is payable within thirty days of receiving approval from the FDA to use the licensed CED process in administrating a drug for the treatment of gliomas.  Pursuant to an amendment to this Patent License Agreement entered into in August 2006, we expanded the field of use to cover the treatment of cancer, were given the right to sublicense our rights and extended the time for us to reach certain benchmarks.  In return for these additional rights, we agreed to pay additional sublicensing royalties of 1.5%, to a maximum of $200,000, on the fair market value of any upfront consideration received for granting a sublicense.

In June 2007, we entered into an exclusive worldwide license agreement with the NIH to develop and commercialize IL13-PE38QQR (Cintredekin Besudotox) for use in the treatment of asthma and pulmonary fibrosis.  Upon entering the contract, we paid NIH a non-refundable license issue royalty of $125,000 and have agreed to pay an annual royalty of $20,000, which will be credited against earned royalties, which are fixed at 4% of net sales, including those of sublicensees.  In addition, we may be obligated to make milestone payments totaling $1,410,000 upon achievement of certain objectives.  We are required to pay the costs of filing and maintaining product patents on the licensed patent applications. The agreement extends to the expiration of the last to expire of the patents on the licensed patent applications, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and us. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either party may unilaterally terminate by giving advanced notice.

U.S. Food and Drug Administration

In 1997 the Company entered into a CRADA with the FDA. Pursuant to the CRADA, we committed to work to commercialize the IL13-PE38QQR chimeric protein which we licensed from NIH. The FDA agreed to collaborate on the clinical development and commercialization of IL13-PE38QQR.   In September 2005, we and the FDA agreed to extend the term and funding of the CRADA through July 2009 for $165,000 per year.

In summary, the amounts paid to our research and development collaborators under our various agreements, as well as our potential aggregate future commitments under these agreements, are included in the following table:

Research and Development Collaboration Expenses

	Aggregate Payments Made through December 31, 2007	Additional Aggregate Potential Payments(1)
Georgetown	$2,592,000	$1,150,000
NIH	1,580,000	1,410,000
FDA	2,240,000	165,000
Total Collaboration Expenses	$6,412,000	$2,725,000

(1)	These amounts do not include potential sales-based royalty payments that may be required under the various license agreements.

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

In August 2002, we entered into an agreement with Diosynth RTP, Inc., or Diosynth, to produce Cintredekin Besudotox for the PRECISE trial. In September 2005, we amended the Diosynth agreement to encompass work necessary to support a potential Cintredekin Besudotox Biologics License Application, or BLA, submission.  Further, in late 2006, to secure access to manufacturing capacity for the potential manufacture, scale-up of manufacturing and regulatory advancement of Cintredekin Besudotox, we entered into agreements with Diosynth providing for payment of half of the processing costs, or approximately $1.8 million at December 31, 2007, under certain circumstances.  However, management does not feel that such circumstances have taken place at December 31, 2007.  Refer to Note 13 for further discussion.  We have not yet secured potential longer-term commercial manufacturing capacity for Cintredekin Besudotox, but believe that there are acceptable sources of supply available to us, although securing such alternative sources would significantly delay production.

Currently, all of our liposome compounds are manufactured by Pharmaceutical Services Division of the University of Iowa, or PSD.  The PSD has indicated that it is currently able to meet our needs for research and clinical trials, but we cannot offer any assurance that they will be able to do so in a timely manner or on a cost effective basis in the future. We do not have a formal manufacturing agreement with the PSD and, therefore, have a limited ongoing obligation to manufacture our compounds at this facility.

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

Patents and Proprietary Rights

We either own or have in-licensed over 25 United States patents or patent applications relating to our drug product candidates and compounds. We have also filed applications in a number of foreign jurisdictions which are counterparts of our issued United States patents and pending patent applications, many of which have issued into patents in the respective countries. We believe all of our drug product candidates and compounds under development are protected by patents owned or licensed to us and that we will not be infringing upon anyone else’s patented rights upon entry into the marketplace.

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

We may be required to obtain licenses to patents or proprietary rights of others. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to investigate any possible infringement upon or design around such patents, or we could find that the development, manufacture, or sale of products requiring such licenses could be foreclosed due to infringement upon those rights. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued or exclusively licensed to us, to protect trade secrets or know-how owned by us or to determine the scope and validity of the proprietary rights of others. In addition, we may become involved in oppositions in foreign jurisdictions or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation, opposition, or interference proceedings could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, us. In addition, we cannot assure you that our efforts will be successful. See Item 1A. - RISK FACTORS.

Government Regulation

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture, and marketing of our drug product candidates and in our ongoing research and development activities.  The nature and scope of this regulation will depend on the nature of the products we develop.  We anticipate, however, that each of our drug product candidates will be subject to extensive regulation during the pre-approval research and development phase, and that each will require approval by the Food and Drug Administration, or FDA, prior to commercialization in the United States (and approval by comparable foreign government authorities prior to commercialization in those countries).  In particular, human therapeutic products are subject to extensive oversight during the preclinical and clinical phases, as well as a rigorous approval standard and elaborate approval procedures, both in the United States and in foreign countries.  Various Federal statutes and regulations also govern or influence the manufacturing, packaging, labeling, and storing of human therapeutic products both during the pre-approval period and after approval.  Various Federal statutes and regulations impose record-keeping and reporting requirements with respect to these products both before and after approval and regulate the promotion and marketing of these products after approval.  State laws also apply, including state laws relevant to promotion and marketing.  The process of obtaining approval and compliance with the appropriate Federal statutes and regulations both before and after approval requires substantial time and financial resources.

The steps ordinarily required before a new drug may be marketed in the United States, which are similar to the steps required in most other countries, include:

•	preclinical laboratory tests, preclinical studies in animals, formulation studies, and the submission to FDA of an investigational new drug application, or IND;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication sought;

•	the submission of a new drug application, or NDA, or biologics license application, or BLA, to FDA; and,

•	FDA review and approval of the NDA or BLA.

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

Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap.  During Phase I, clinical trials are conducted with a small number of subjects to assess the metabolism, pharmacokinetics, and pharmacological actions of the drug, to determine the side effects associated with increasing doses, and if possible to gain early evidence of the drug's efficacy.  Phase II usually involves studies in a limited patient population to assess the efficacy of the drug in specific, targeted indications; assess dosage tolerance and optimal dosage; and determine common short-term side effects and risks associated with the drug.

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

Any clinical trial conducted under an IND is subject to FDA regulations, including its good clinical practices, GCP, requirements (which include safety reporting requirements), informed consent requirements, and institutional review board, IRB, requirements.  FDA may at any time halt an ongoing clinical trial, if the agency believes that patients participating in the trial will be or are being exposed to unacceptable health risks.  FDA may also terminate an IND and require the sponsor to end all clinical trials under the IND, if it finds deficiencies in the IND or in the conduct of the trial under the IND.  The regulatory authorities of foreign countries have comparable authority to regulate, suspend, and terminate clinical trials.  The clinical trial process is extremely costly, and positive results in the preclinical phase do not necessarily ensure positive results in the subsequent clinical trials.

After successful completion of the required clinical trials, a new drug application, or NDA, or biologics license application, or BLA, (collectively an "application") is generally submitted.  In order for a new drug to be approved, the application must demonstrate that the product is safe and effective and that the product is manufactured in compliance with current good manufacturing practices, or cGMP.  FDA may request additional information before accepting an application for filing, in which case the application must be resubmitted with the additional information.  Once an application has been accepted for filing, FDA reviews the application and responds to the applicant.  FDA requests for additional information or clarification often significantly extend the review process.  FDA may refer the application to an appropriate advisory committee for review, evaluation, and recommendation as to whether the application should be approved, but FDA is not bound by the recommendations of its advisory committees.  FDA will typically also inspect the manufacturing facility to ensure cGMP compliance.

FDA review of a BLA or NDA can take several years.  If FDA's evaluations of the application and the manufacturing facilities are favorable, FDA may issue an approval letter or an "approvable" letter.  An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the application and authorization to market the drug commercially for the approved indications.   FDA may also refuse to approve the application or issue a "not approvable" letter outlining the deficiencies in the submission.  In this case, additional clinical testing may be necessary before a new application will be ready for submission.

FDA has the authority to expedite its review of a drug intended for the treatment of a serious or life-threatening condition, if the sponsor demonstrates that the product has the potential to address an unmet medical need.   Such products are designated as "fast track products."   An application for a fast track product may be approved if FDA determines that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit.  This means, for example, FDA has the authority to approve a cancer therapy not only on the basis of patient survival rates and improved quality of life, but also partial tumor shrinkage.  FDA's "fast track" authority can significantly shorten the clinical trial process and regulatory review period for new cancer therapies.  Approval of a fast track product may be subject to the requirement that the sponsor conduct post-approval studies to confirm the product's effect on a clinical endpoint.  Failure to conduct these studies with due diligence, or a negative result in these studies, can result in expedited withdrawal of product approval.  FDA often asks the sponsor of a fast track product to agree to distribution restrictions or a risk management plan.

Under the Orphan Drug Act, FDA may designate a drug product as an “orphan drug” if there is no reasonable expectation of recovery of the costs of research and development from sales in the United States or if the drug is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 persons in the United States.  If FDA designates a drug product as an orphan drug, then once FDA approves the product for marketing, it is entitled to seven years of market exclusivity.  This means the agency may not approve another sponsor's marketing application for the same drug for the same orphan indication for seven years.  There are two exceptions to the bar on new approvals.  Specifically, FDA may approve a second application for the same orphan drug if (1) the first application holder consents, or (2) the first application holder cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease or condition.   In addition, the market exclusivity provision does not prevent FDA from approving a different orphan drug for the same use or the same orphan drug for a different use.  The Orphan Drug Act has been controversial, and legislative proposals have from time to time been introduced in Congress to modify this law, particularly the market exclusivity provisions.

Once a new drug is approved for sale in the United States, the product and its manufacturer continue to be subject to strict regulation by FDA.  FDA imposes recordkeeping and reporting requirements, requires the manufacture of the product to comply with CGMP, and reviews the manufacturer's promotional activities.  The company is also subject to regular inspection by FDA.  Serious unexpected adverse events after approval can result in a change to the product's labeling, a new or expanded risk management plan, and, in extreme situations, withdrawal of the product from the market and withdrawal of the approved application.

Many of the legal requirements described in the preceding paragraphs stem from the Federal Food, Drug, and Cosmetic Act, FDCA.  Violation of the FDCA can result in product seizure, injunctions against the company, civil penalties, and criminal prosecution.

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

Employees

As of December 31, 2007, we employed 17 people. Our employees are not represented by any collective bargaining agreement and we believe our employee relations are good.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.NEOPHARM.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov. Additionally, we have also adopted a Code of Conduct and Business Ethics applicable to all officers, directors, and employees, which is also available on our website.

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

Cintredekin Besudotox, the drug product which we have developed more than any other, failed to meet the primary endpoint established in its Phase III PRECISE clinical trial and which, as a result, may never be approved for commercial use, or, even if approved, may not have the market potential which we had hoped for. If we are unable to successfully commercialize Cintredekin Besudotox, our ability to generate revenues would be impaired and our business would be harmed.

We have invested a significant portion of our time and financial resources in the development of Cintredekin Besudotox. In December 2006, we suffered a significant setback with the results of our Phase III clinical trial of Cintredekin Besudotox, the PRECISE trial, despite achieving potentially promising results in earlier clinical trials. Patients in the PRECISE trial received treatment either with Cintredekin Besudotox or with Gliadel® Wafers, a product currently approved to treat this disease. The primary endpoint of the study was to determine if there was a statistically significant overall patient survival difference between patients treated with Cintredekin Besudotox and patients treated with Gliadel® Wafers. Cintredekin Besudotox did not meet its primary endpoint in the Phase III PRECISE trial.

In March 2007 the FDA Office of Oncology indicated that an additional Phase III trial.  The Company is currently exploring the possibility of undertaking an initial Phase III confirmatory trial with the primary objective of overall survival, with a secondary objective of progression free survival for patients with recurrent GBM against the standard of care.  If the results of such an initial confirmatory trial were to be encouraging, the Company could elect to expand the trial into a larger Phase III trial in order to support a possible BLA filing with the FDA.  While the Company has sufficient resources to fund the initial Phase III confirmatory trial, and evaluate possible drug activity, additional funding from sources outside the Company would be necessary to expand and then complete the necessary Phase III trial, make the BLA filing and advance this drug product candidate.  The Company does not currently have the financial reserves to fully fund the testing and obtain approval for any of its drug product candidates, including, but not limited to, Cintredekin Besudotox.  Even if third party financing were to become available, and at this time no assurance can be given that it would be, there can be no assurance given that the terms of any proposed third party financing arrangement would be acceptable to the Company.  The Company continues to explore drug delivery improvements as well as the possibility of genetic testing to identify patients that might be more responsive to treatment.  There can be no assurance that these modifications will result in a positive outcome in a second Phase III trial.  Further, there can be no assurances the data from a second Phase III trial, whether or not these modifications were made, would be deemed acceptable by the FDA or that the FDA would approve a BLA for Cintredekin Besudotox based on such data.

Even if the Company secures third party financing and conducts a second Phase III trial that provides evidence of efficacy, before Cintredekin Besudotox can be marketed in the United States the Company will have to submit, and the FDA will have to approve, a BLA for the product.  A BLA is a lengthy, complex submission to the FDA, which must comply in format and content with elaborate and detailed FDA requirements.  We have never submitted a BLA before.  The FDA may refuse to accept a BLA for filing if it is incomplete.

Even if the Company submits, and the agency accepts, a BLA for Cintredekin Besudotox, the length and outcome of the FDA’s review of the BLA is uncertain.  The FDA’s approval is contingent on many factors, including its evaluation of our preclinical and clinical trial results, its assessment of the manufacturing process we propose as well as the process controls, its review of our drug substance specifications and proposed analytical procedures, the data we provide on the drug stability, and its inspection of the facilities where Cintredekin Besudotox is manufactured.  The FDA may ask an advisory panel for its recommendations on the BLA, and we cannot predict the outcome of the advisory committee process.

Because the PRECISE trial did not show that Cintredekin Besudotox is superior to Gliadel, the medical community may be unwilling to accept Cintredekin Besudotox as an alternative to Gliadel, or other treatment options.  This would diminish the market potential for Cintredekin Besudotox.  In addition, because the PRECISE trial did not show that Cintredekin Besudotox is superior to Gliadel, public and private healthcare payors may not provide reimbursement for the drug if it is more expensive than Gliadel.  This would also diminish the market potential for Cintredekin Besudotox.

We rely heavily on third parties with respect to, among other things, the production and testing of Cintredekin Besudotox.  If, at some point in the future, and no assurance can be given that such an event will ever take place, we are able to submit a BLA for Cintredekin Besudotox, the failure of any of these third parties to fulfill its contractual obligations, to perform key tasks appropriately or in a timely manner, or to comply with applicable government regulations, could require us to seek alternative third parties to fulfill these functions.  This could significantly slow the filing of a BLA, preclude its timely approval or even preclude its approval altogether.  If FDA approval is delayed, or the FDA requires additional clinical testing or other information, or the FDA does not approve a BLA, our ability to achieve revenues from product sales would be impaired and our stock price would be materially and adversely affected.

Even though the FDA has awarded orphan drug designation to Cintredekin Besudotox, a competitor could obtain orphan drug designation for another drug for the same indication. The FDA could approve that competitor’s product first and give it seven years of market exclusivity. In this case, even if the FDA were to accept a BLA for Cintredekin Besudotox (and there is no assurance that it will) it would not be able to approve the BLA for seven years. This would have a material adverse effect on our business. The law would permit the FDA to approve our product during the seven years if certain conditions were met, but there is no assurance we could satisfy these conditions. We might be able to market the product outside the United States, if certain conditions were met, but there is no guarantee that we would be able to satisfy those conditions. The export process can be complex, and there are no assurances that export would be permitted or that another country would accept the product. Even if the FDA were to approve Cintredekin Besudotox as an orphan drug, and there is no assurance at this point that we will even be able to pursue such approval, and then award us seven years of exclusivity in connection with its use, the law permits the FDA, in certain situations, to approve a competitor’s product. This could have a material adverse effect on the commercial success of our product.

If we are unable to successfully develop, obtain regulatory approval, cause to be manufactured and market our drug product candidates, our business would be harmed.

The process for developing new therapeutic products is inherently long, complex, and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will eventually result in products that will receive regulatory approval and achieve market acceptance.

We currently have six drug product candidates in various stages of clinical and pre-clinical development.  Each current drug product candidate in clinical development is the subject of an effective Investigation New Drug application, or IND, that we filed with FDA. The protocols for any clinical trials we perform under these INDs must have institutional review board, or IRB, approval, and the trials must comply with the FDA’s good clinical practices, or GCP, and other regulations. There is no assurance that the clinical trials we may seek to conduct under these INDs will obtain IRB approval. There is also no assurance that FDA will allow us to continue the clinical trials that we have begun. FDA may suspend a clinical trial at any time if the agency believes that the patients participating in the study are or will be exposed to unacceptable health risks. FDA may also terminate an IND and require the sponsor to end all clinical trials under that IND, if it finds deficiencies in the IND or in the conduct of a trial under the IND.  An IRB also may suspend or terminate a clinical trial.  Some of our clinical trials are conducted in foreign countries, and the regulatory authorities of those countries have comparable authority to suspend and terminate clinical trials. Suspension or termination of the clinical trials of our drug product candidates could substantially delay or even prevent regulatory approval of the drug product candidates.  There is no guarantee that clinical studies, if performed, will demonstrate the safety and efficacy of any drug product candidate we have in development.

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

Approval of our drug product candidates in the United States or a foreign country may depend on our agreement to perform burdensome and expensive post-marketing studies or our agreement to a burdensome risk management plan or labeling  that could interfere with physician and patient acceptance of our product. We cannot assure you that we will agree to perform such additional studies or to accept such a risk management plan. If we agree to perform post-market studies and then fail to conduct those studies with due diligence, or if those studies fail to verify the product’s clinical benefit, the FDA may withdraw its approval of the product.  The FDA may also withdraw its approval of the product if it determines, based on other information, that the product does not present an acceptable balance of benefits and risks.

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

The drug product candidate which we have advanced the farthest is Cintredekin Besudotox, IL13-PE38QQR. In September 1997, we exclusively licensed worldwide rights to Cintredekin Besudotox from the National Institute of Health, or NIH, and FDA. In December 2006, we announced that the Phase III PRECISE Clinical trial of Cintredekin Besudotox in the treatment of recurrent glioblastoma multiforme did not meet the primary endpoint at 215 deaths, which was a statistically significant difference, or separation, in the overall survival curves compared with the Gliadel Wafer®, or Gliadel.  There are no assurances that Cintredekin Besudotox will prove to be safe and effective or receive regulatory approval for any indication.

Two other drug product candidates that we have in clinical development for the treatment of various cancers are LE-SN38 and LEP-ETU.  We have completed treatment of the first 21 patients in a Phase II clinical trial for LE-SN38 and have completed two Phase I clinical trials and we are currently planning a Phase II clinical trial for LEP-ETU.  We are in ongoing discussion with the FDA on clinical and regulatory plans for LEP-ETU.  There are no assurances that any of these drug product candidates will proceed to the next phase of clinical development, or prove to be safe and effective, or that any of them will receive regulatory approval for the treatment of the indications which we may pursue.

Even if we receive regulatory approval for one of our drug product candidates in the United States or a foreign country, there are no assurances that the product will prove to be commercially successful or profitable.

We depend on third parties for a variety of functions, including the research and development, manufacturing, clinical testing, and regulatory compliance of our drug product candidates. No assurance can be given that these third party arrangements will allow us to successfully or timely develop, manufacture and market our drug product candidates.

We do not have the internal infrastructure to conduct clinical trial management or certain other aspects of clinical testing ourselves. On December 31, 2007, we had 17 full-time employees.  We therefore rely heavily on third parties to perform a variety of functions with respect to the clinical development of our drug product candidates, including clinical trial management and manufacturing of our drug product candidates, manufacturing and testing of our drug product candidates.  If we develop additional drug product candidates with commercial potential, we will have to either hire additional personnel skilled in clinical testing or engage third parties to perform such services.

We depend on these third parties to apply appropriate expertise and resources to expeditiously and competently perform the services for which they have been retained.  The failure of any of these third paries to fulfill their contractual obligations or otherwise perform key tasks appropriately or in a timely manner, or their failure to comply with applicable government regulations, could require us to seek alternative third parties to fulfill these functions and could potentially invalidate a clinical trial, significantly slow the filing of a potential BLA, preclude its timely approval or even preclude its approval altogether.

Although we are currently aware of alternative manufacturers and service providers who might be able to supply us with our requirements for our drug product candidates, having to utilize alternative providers would result in significant additional delays in the development, filing for approval, and potential approval by the FDA of our drug product candidates.

We do not currently have ourselves, or through third party contractors, commercial scale cGMP compliant manufacturing ability with respect to Cintredekin Besudotox.  However, given the delay in making a possible BLA submission, the lack of commercial scale cGMP compliant manufacturing ability is not considered critical to the present advancement of Cintredekin Besudotox and, if necessary, it is believed that, given time, third party manufacturers could be retained as needed, though this could be expected to further slow development of this drug product candidate should the Company elect to pursue such further development.

Manufacturing establishments, including third party contract manufacturers, are subject to inspections by the FDA for compliance with cGMP.  Any errors or omissions in completing the process or method development or process validation, if not promptly corrected by us/or the third party manufacturer, could significantly delay, or even prevent, a potential BLA filing.  If FDA approval is delayed, or the FDA requires additional clinical testing or other information, or the FDA does not approve the BLA, our ability to achieve revenues from product sales may be impaired and our stick price would be materially and adversely affected.

We have engaged other companies on a per study basis for assistance in the management and testing for our Phase I and Phase II clinical trials. To oversee data management in our clinical trials, we have contracted, on a per study basis, with Advanced Clinical Services.  To conduct our large animal testing, we have engaged, again on a per study basis, Charles Rivers Laboratories.

We do not currently have a commercial scale cGMP manufacturing capacity for any of our liposome based drug product candidates we are developing.  All of our liposome compounds are produced at the Pharmaceutical Services Division of the University of Iowa (PSD).  PSD has indicated that it is currently able to meet our needs for research and clinical trials, but we cannot be sure that it will be able to meet our needs in a timely manner or on a cost-effective basis in the future.  If PSD were unable to meet our needs in the future, it is believed that, given time, alternative manufacturers could be retained as needed, though this could be expected to further slow development of these drug product candidates.

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

None of our drug product candidates has received regulatory approval for commercial sale. Before we can obtain regulatory approval for the commercial sale of any of our drug product candidates, we must demonstrate through pre-clinical testing and clinical trials that the drug product candidate is safe and effective. Conducting pre-clinical and clinical testing is a lengthy, expensive, and uncertain process and may take several years or more. Success in pre-clinical testing does not assure success in clinical trials, and positive results in early phase clinical trials do not assure a positive outcome in later trials or approval.

Clinical development of any of our drug product candidates, including, but not limited to, Cintredekin Besudotox, may be curtailed, redirected, delayed, or eliminated at any time for any of the following reasons or for other reasons:

•	our inability to demonstrate superiority to existing treatments for targeted diseases;

•	our determination that the applicable market, or competition within the market, make competition uneconomic;

•	our inability to manufacture, or secure third party sources to manufacture, sufficient quantities of drug compounds for use in clinical trials;

•	our inability to attract suitable and willing investigators for our trials;

•	our inability to locate, recruit, and qualify a sufficient number of patients for our trials;

•	negative or ambiguous results regarding the effectiveness of the drug product candidate;

•	undesirable side effects that delay or extend the trials, or other unforeseen or undesirable safety issues that make the drug product candidate not approvable, or not medically or commercially viable;

•	our failure, or the failure of any third party with whom we contract, to comply fully with the investigational new drug regulations and other regulations applicable to clinical trials;

•	delays, suspension, or termination of trials imposed by us or an independent institutional review board for a clinical trial site, or a clinical hold placed upon the trial by the FDA;

•	regulatory delays or other regulatory actions, including changes in regulatory requirements;

•	our inability to adequately follow patients after treatment; and

•	delays in importing or exporting clinical trial materials.

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

The FDA regulates the research, development, and testing of our drug product candidates. If any of our drug product candidates is approved for marketing and introduced into the market, the FDA will continue to regulate the manufacturing, labeling, distribution, marketing, and advertising activities of that product.  Individual states also regulate distribution and marketing of drug products.  Public health authorities in foreign countries have comparable authority. Compliance with these requirements before and after approval is expensive and time consuming. Failure to comply can lead to regulatory action that would have a negative impact on our business.

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

We have a limited operating history, and our operations consist primarily of the development of our drug product candidates and the sponsorship of research and clinical trials. Over the past three fiscal years ended December 31, 2007, we have incurred aggregate net losses of $82.9 million, with aggregate net losses since inception of $272.2 million. We expect to incur additional losses and, as our development and commercialization efforts and clinical testing activities continue, our losses can be expected to increase. We also expect to experience negative cash flows for the foreseeable future as we fund our losses and capital expenditures. Our losses have adversely impacted, and will continue to adversely impact, our working capital, total assets and stockholders’ equity. To date, we have not sold or received approval to sell any drug product candidates, and it is possible that revenues from drug product sales will never be achieved. In the past, we have generated only very limited revenue from license fees and sales of products. We cannot at this time predict when or if we will be able to develop sources of revenue or when or if our operations will become profitable, even if we are able to commercialize some of our drug product candidates.

Budget constraints have in the past,  and are expected to continue in the future, to force us to delay our efforts to develop certain drug product candidates in favor of developing others, which prevents us from commercializing all drug product candidates as quickly as possible.

Because we are a small company with limited resources, and because research and development is an expensive process, we must regularly assess the most efficient allocation of our research and development budget. As a result, we have been forced to prioritize development activities with the result that we will not be able to fully realize the value of some of our drug product candidates in a timely manner, as they will be delayed in reaching the market, if at all. In 2006 and 2007, we reprioritized the NeoLipid® program in an effort to substantially decrease our expenses, including a reduction of our workforce and a reduction in research and development spending. If we are not successful in maintaining the planned level of spending, our efforts to commercialize our drug product candidates will be seriously eroded. Additionally, the reduction in spending on our drug product candidates will necessitate a delay in our commercialization efforts and negatively impact our strategy to diversify our development risk across our drug product candidates.

Competition in the biopharmaceutical field is intense and subject to rapid technological change. Our principal competitors have substantially greater resources to develop and market products that may be superior to ours.

If we obtain regulatory approval for any of our drug product candidates, the extent to which they achieve market acceptance will depend, in part, on competitive factors. Competition in our industry is intense, and it is increased by the rapid pace of technological development. Existing drug products or new drug products developed by our competitors may be more effective or have fewer side effects, or may be more effectively marketed and sold, than any that we may develop. Many of our principal competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial, and managerial resources than we do. Competitive drug compounds may render our technology and drug product candidates obsolete or noncompetitive prior to our recovery of research, development, or commercialization expenses incurred through sales of any of our drug product candidates. The FDA’s policy of granting “fast track” approval for drugs that are intended to treat serious or life threatening conditions that offer a meaningful therapeutic benefit over existing alternatives may also expedite the regulatory approval of our competitors’ drug product candidates.

Each of the drug product candidates currently in clinical development will face competition from drug products currently on the market or under development. The following table lists our current principal competitors and their products which compete with the listed drug product candidates we currently have under development:

Our drug product candidate	Principal competitor	Competitor’s product
Cintredekin Besudotox (1)	MGI Pharma, Inc.	Gliadel® Wafer
LE-SN38	Pfizer Inc.	Camptosar®
LEP-ETU	Bristol-Myers Squibb Co. Abraxis BioScience, Inc.	Taxol®(2) Abraxane®
LE-DT	Sanofi Aventis	Taxotere®
LE-rafAON	ISIS Pharmaceutical Bayer	In development In development

(1)	In March 2007 the FDA indicated that it would not approve this drug without data from a second Phase III trial demonstrating the superior clinical activity of this drug in brain tumors.

(2)	This product is currently off-patent and generics are available.

Additionally, other drug companies are currently conducting clinical trials, which are in various stages, for numerous drug compounds that, if ultimately approved for marketing, could be competitive with our drug product candidates, including, but not limited to, clinical trials involving drug compounds for the treatment of glioblastoma multiforme which, if approved, could compete with Cintredekin Besudotox, if development of that drug in the treatment of glioblastoma multiforme is continued and if it then is eventually approved for the treatment of that disease.

We also compete with other drug development companies for licenses to novel technologies as well as for collaborations with large pharmaceutical and other companies.

The Nasdaq Global Market may cease to list our common stock, which may cause our stock price to suffer and adversely affect the market liquidity of our common stock.

The Nasdaq Global Market upon which our common stock currently trades, imposes, among other requirements, minimum bid requirements.  On December 26, 2007, we received notice from the Nasdaq Stock Market (“Nasdaq”) advising us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) (the “Rule”).  Pursuant to Nasdaq Marketplace Rule 4450(e)(2), the Company has been provided  a period of 180 calendar days, or until June 23, 2008, to regain compliance with the Rule.  The notice states that the Nasdaq staff (the “Staff”) will provide written notification that the Company has achieved compliance with the Rule if at any time before June 23, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, although the notice also states that the Staff has the discretion to require compliance for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances.

If the Company does not regain compliance with the Rule by June 23, 2008, Nasdaq will provide notice to the Company that its common stock will be delisted from the Nasdaq Global Market.  If the Company receives such a letter, it will have an opportunity to appeal the determination to Nasdaq’s Listing Qualification Panel or to apply to transfer its common stock to the Nasdaq Capital Market, if we satisfy the requirements for inclusion on the Nasdaq Capital Market, other than the minimum bid price rule.  If the application is approved, we would be afforded an additional 180 day compliance period in order to regain compliance with the Rule while listed on the Nasdaq Capital Market.  If we do not satisfy the requirements for inclusion on the Nasdaq Capital Market, we would not be able to take advantage of this additional 180 day period.  Even if we do satisfy the initial listing requirements of the Nasdaq Capital Market, if we fail to return to compliance during the second 180 day compliance period, Nasdaq will issue a letter informing us that they will delist our common stock from the Nasdaq Capital Market.  The Company may appeal such a determination by the Staff to the Listing Qualification Panel at such time.

If our common stock were to be delisted, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.  Such a delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in a loss of confidence by investors, suppliers and employees.  In addition, your ability to trade or obtain quotations on our shares could be severely limited because of lower trading volumes and transaction delays.  These factors could contribute to lower prices and larger spreads in the bid and ask price for our common stock.

Our stock price has been and is likely to continue to be volatile, and an investment in our common stock could decline in value.

The market price of our common stock has been highly volatile and may continue to be so.  For example, during 2007, the market price of our common stock fluctuated between $0.58 and $2.37 per share and during 2006 the market price of our common stock fluctuated between $1.66 and $12.67 per share.  As of March 26, 2008 our stock closed at $0.70.

The following factors, among others, could have a significant impact on the market price of our stock:

•	the success or failure of our clinical trials or those of our competitors;
•	failure to maintain a listing of our common stock on Nasdaq;
•	our ability to conserve our cash resources or to obtain financing, when needed;
•	litigation, including, but not limited to, current class action lawsuits;
•	actual or anticipated fluctuations in our financial results;
•	economic conditions in the US and abroad;
•	comments by or changes in Company assessments or financial estimates by securities analysts;
•	adverse regulatory actions or decisions;
•	losses of key management;
•	changing governmental regulations;
•	our ability to secure adequate third party reimbursement for products developed by us;
•	developments or disputes concerning patents or other proprietary rights;
•	product or patent litigation; and
•	public concern as to the safety of products developed by us.

Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

The factors and fluctuations, as well as political and market conditions, may materially adversely affect the market price of our common stock.

We will need to raise additional capital in the future. If additional capital is not available, or can not be obtained on favorable terms, we may have to curtail or cease operations.

We estimate that as of December 31, 2007, our then existing cash reserves should be sufficient to finance our operations at current and projected levels of development and general corporate activity into 2009, contingent on our ability to liquidate our investments held for sale.  The date that sufficient funds continue to be available for operations, without additional financing, may vary depending upon the timing and implementation of various strategies under consideration by the Company.

While we have sufficient resources to initiate a Phase III confirmatory trial, our projection as to the date that sufficient funds continue to be available for operations without additional financing does not contemplate the Company’s independent completion of a second Phase III clinical trial of Cintredekin Besudotox as currently required by the FDA in order for the FDA to accept a BLA submission for that drug product candidate.  Completion of a full second Phase III trial for Cintredekin Besudotox would require that substantial additional financing be made available to the Company.  We do not currently have such funds, nor have we received any offers from third parties to make such financing available to us.

We do not anticipate being able to generate revenues from product sales in the near term at a rate sufficient to fund our operations.  We will need additional future financing depending on a number of factors, including, but not limited to, the following:

•	a decision to pursue additional Phase III clinical testing for Cintredekin Besudotox;

•	our degree of success in gaining approval for and thereafter successfully commercializing our drug product candidates;

•	the rate of progress and cost of research and development and clinical trial activities relating to our drug product candidates;

•	a possible obligation to pay damages arising from the ongoing consolidated class action lawsuit, to the extent these possible damages exceed, or are not covered by, our insurance;

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

Additional financing may not be available when we need it or be on terms acceptable to us.  If such financing is not available, our ability to liquidate our auction rate securities could be limited if the present credit situation does not improve (subsequent to year end, we are unable to liquidate a portion of the securities as a result of the global credit crisis – refer to the Risk Factor regarding the potential for our investments to lose market value below.)  If adequate financing is not available, we may be required to delay, scale-back, or eliminate certain of our research and development programs, to relinquish rights to some of our technologies or products, or to grant licenses to third parties to commercialize products or technologies that we would otherwise seek to develop ourselves. We could also be required to cease operations. If additional capital is raised through the sale of equity, our stockholders’ ownership interest could be diluted and such securities may have rights, preferences, or privileges superior to those of our other stockholders. The terms of any debt securities we may sell to raise additional capital may place restrictions on our operating activities. Failure to secure additional financing may cause us to delay or abandon some or all of our development programs.

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

We have no sales and marketing personnel and do not yet have distribution organizations, processes or capabilities in place, which means we must either enter into agreements with third parties to provide such capabilities or we must develop such capabilities ourselves.

We currently have no internal sales and marketing, and do not have distribution resources. If we were ever to receive the required regulatory approvals for one of our drug product candidates, of which there can be no assurance, we could elect to market and sell our drug product candidates through distribution, co-marketing, co-promotion, or licensing arrangements with third parties.  If we elect to market our drug product candidates directly, significant additional expenditures and management resources will be required to develop an internal marketing or sales force. We have no historical experience in establishing or maintaining an effective sales or marketing effort. If we were ever to develop and obtain approval of a drug, and we decided to perform sales and marketing activities ourselves, we could face a number of additional risks, including, but not limited to:

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

Our business depends on our technology, which is based in part on patents and patent applications licensed from third parties. Those third-party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed rights. The field of use of our license agreement regarding Cintredekin Besudotox is the use of Cintredekin Besudotox to treat cancer.  Though the license requires us to engage in clinical trials of the compound in patients with renal cell carcinoma, previous trials demonstrated that Cintredekin Besudotox is toxic in those patients. Therefore, we have instead focused on developing this compound for treating patients with glioblastoma multiforme. We have informed the governmental agency from which we licensed these patents of this change, and we received no objections to it.

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

We depend in large part on our licensors to have and maintain the patent rights licensed to us. Where our licensors cannot license technologies to us to the exclusion of third parties, our competitive position could be impaired. In this regard, we understand that co-rights to the technologies exclusively licensed to us by NIH relating to Cintredekin Besudotox are claimed by one of the inventors, who has subsequently entered into an agreement assigning such rights as he may have to a third party. We are in the process of determining the nature of his claimed rights and whether or not this assignment is valid.  We have investigated the assignment and though it appears valid, an interinstitutional agreement, or IIA, is in place between the third party and NIH.  However, there is a risk that the IIA may be breached or is invalid and the third party may then subsequently license the technology to other parties.

We have been granted “orphan drug” status with respect to the use of Cintredekin Besudotox for malignant gliomas (a class of brain tumors which includes glioblastoma multiforme), and we are thus potentially eligible to receive orphan drug exclusivity upon approval.  In order to receive orphan drug exclusivity, we must be the first CintredekinBesudotox product approved for malignant glioma.  If we receive orphan drug exclusivity, it would prevent the FDA for a period of seven years from approving another sponsor’s marketing application for the same drug for the same indication, except that a subsequent applicant with the same drug could be approved if it demonstrated its product was clinically superior to our product or if we were unable to manufacture sufficient supplies of product.   If it were determined that we do not have exclusive rights to the technology licensed to us by NIH, we might be unable to preclude third parties - during or after any period of orphan drug exclusivity - from commercializing a drug based on Cintredekin Besudotox for other indications.  Competing Cintredekin Besudotox products, if suitable, could be prescribed by physicians for malignant glioma, even though not FDA-approved for that use.  This could cause our business to suffer.  Moreover, if it were determined that we do not have exclusive rights to the technology licensed to us by NIH, a third party might be able to develop a Cintredekin Besudotox based drug for the treatment of malignant glioma.  If this competitor completed its clinical trials before we complete ours, the FDA could approve that competitor’s product first and give it seven years of market exclusivity.  In such a case, we might not be allowed to market our product in the United States for seven years.  Further, even if we receive seven years of market exclusivity, other applicants could receive approval of compounds other than Cintredekin Besudotox for malignant glioma, which would compete with our product.

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

The patent positions of pharmaceutical companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and drug product candidates, as we deem appropriate. Currently, we either own or have obtained licenses to more than 25 United States patents and patent applications relating to our technology, compounds, and drug product candidates, many of which have foreign counterparts either as issued patents or pending patent applications. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or drug product candidates. These companies would then be able to develop, manufacture, and sell products, which compete directly with our drug product candidates. In that case, our revenues and operating results would decline.

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

Our commercial success also depends in part on ensuring that we do not infringe the patents or proprietary rights of third parties. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. While we have not been sued for infringing the intellectual property rights of others, there can be no assurance that the drug product candidates that we have under development do not or will not infringe on the patent or proprietary rights of others. Third parties may assert that we are employing their proprietary technology without authorization. We know of patents issued to third parties relating to antisense and oligonucleotide technology, including patents about which such third parties have communicated with us suggesting possible infringement, but the claims of which we believe we do not infringe or are invalid. Moreover, United States patent applications filed in recent years are confidential for 18 months, while older applications are not published until the patent issues. Further, some applications are kept secret during the entire length of their pendency by request of the applicant in special circumstances. As a result, there may be patents of which we are unaware, and avoiding patent infringement may be difficult. Patent holders sometimes send communications to a number of companies in related fields, suggesting possible infringement, and we, like a number of biotechnology companies, have received this type of communication. If we are sued for patent infringement, we would need to demonstrate that we either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, which we may not be able to do. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products or be required to cease commercializing affected products, thereby harming our operating results.

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

The field of biotechnology has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation, re-examinations of any of our issued patents at the U.S. Patent and Trademark Office that may invalidate the patents or interference proceedings declared by the US Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. We may need to commence proceedings against others to enforce our patents, trade secrets or other know-how, to file requests for re-examination of others’ issued patents that may interfere with our freedom to operate or defend against claims of infringement asserted against us, which would require investigation and determination of the enforceability, scope and validity of the respective proprietary rights. These proceedings could result in substantial expense to us and significant diversion of efforts by our technical and management personnel.

We have lost key management personnel and may be unable to attract and retain the talent required for our business, and therefore our business could be harmed.

Since January 1, 2007, we have had substantial turnover in our personnel at all levels, but particularly among our senior management ranks, with all of the named executive officers serving as of that date having either resigned or been terminated.  With the exception of the position of President and Chief Executive Officer, we have not yet filled several of these positions.  At the present time, we are highly dependent on our President and Chief Executive Officer, Mr. Laurence P. Birch, who is also serving as our Acting Chief Financial Officer.  Our Chief Medical Officer, Dr. Jeffrey W. Sherman left us effective June 18, 2007 and we are postponing a search for a replacement until our clinical trial activity necessitates full-time oversight.  Dr. Aquilur Rahman, one of the founders of our Company, has been retained as an outside consultant and will function as the Company’s Chief Scientific Officer and will work with the rest of the team to oversee our clinical activities.  In September 2007, Dr. Shahid Ali was appointed Executive Vice President, Research and Development.  Dr. Ali will work in the area of preclinical activities as well as being responsible for developing a pathway forward for the Company’s drug portfolio.  Mr. Timothy Walbert’s position as Executive VP-Commercial Operations was no longer considered vital to current operations of the Company given the problems in the commercialization of Cintredekin Besudotox and, as a result, the position was eliminated as part of the April 2007 cost reduction initiative.  Mr. Walbert left us effective May 31, 2007.

Mr. Birch has a written employment contract with us, which also provides post termination benefits as described therein. We do not have key man insurance on any of our management.  If we were to lose the services of Mr. Birch, or are unable to replace other key members of our senior executive staff, including our consultant, Dr. Rahman, our product development and achievement of our strategic objectives could be delayed.  In addition, our success will depend on our ability to attract and retain qualified commercial, scientific, technical, and managerial personnel.  Given the large turnover in our employees, and the recent set backs in our various clinical trials, it is expected that recruiting additional personnel and retaining our existing personnel will be more difficult,  No assurance can be given that we will be able to retain existing personnel or attract and retain qualified staff in the future.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the three months ended March 31, 2007, June 30, 2007, and September 30, 2007 and concluded that our disclosure controls and procedures were not effective as of those dates, because of the material weakness in our internal control over financial reporting.  Specifically, management had concluded that the Company’s accounting staff did not have sufficient expertise in the area of U.S. GAAP and SEC financial rules.  A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.   A description of the material weakness that existed as of those dates related to our inadequate controls over financial reporting, and the various remedial measures that are designed to improve our internal controls over financial reporting that have been implemented, tested and deemed to be operating effectively as of December 31, 2007 is set forth above in Part I, Item 9A(T) “Controls and Procedures”.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of securities, including auction rate certificates, which are used by many student-loan providers, municipalities and other governmental authorities to raise cash to fund projects or operations, and money market funds. These auction rate certificates all have AAA/aaa credit ratings, consistent with our investment policy guidelines, and have long-term nominal maturities for which the interest rates are reset through periodic auctions every 7 to 28 days.  The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying our investment. This could result in future charges to our earnings. All of our investment securities are denominated in US dollars.

All of the auction rate certificates we held at December 31, 2007 experienced successful auctions as of their initial reset dates in January and early February 2008.  As a result of the liquidity issues experienced in the global credit and capital markets, some of the auction rate certificates held by the Company in February 2008 have experienced failed auctions.  An auction failure is not a default.  An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers on the reset dates.  Because the investments typically have provisions such that the interest rates reset at higher percentages upon failure in the auction market, the issuers have a strong incentive to restructure and repurchase the underlying bonds.  However, this process could take time and as a result, our ability to liquidate our investment and fully recover the carrying value of the investment in the near term may be limited or non-existent.  If the issuers are unable to successfully close future auctions and their current AAA credit rating deteriorates, we may in the future be required to record an impairment charge on these investments.  If we are required to sell these securities in order to meet cash needs in markets other than a successful auction, we could be required to accept less than the face value and therefore, recognize a loss.  In such an event, we may be required to seek alternative funding if we are unable to liquidate our securities on a timely basis.

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

The Company’s administrative offices and pre-clinical research and development personnel are currently located in approximately 35,500 square feet of leased space in Waukegan, Illinois.  With the lease on the present facility expiring at March 31, 2008, the Company has signed a new lease for space in a facility located in Lake Bluff, Illinois.  In the new facility, we will have 12,600 square feet of space for our offices and research and development laboratories.  We moved into the new facility in the first quarter of 2008.

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

NeoPharm, Inc. and certain of our former officers have been named in a consolidated amended complaint, which alleges various violations of the federal securities laws in connection with our public statements regarding our LEP drug product candidate during the period from October 31, 2001 through April 19, 2002.  On November 4, 2002, we moved to have the complaint dismissed. Our motion to dismiss was granted in part and denied in part in February 2003.  In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to include certain pre-class period statements in the complaint. The motion for summary adjudication asks the Court to rule that certain statements made in an arbitration award regarding the LEP drug product candidate be deemed facts established in this proceeding. On February 23, 2007, the Court entered an order denying both the plaintiffs’ motion to amend and the plaintiffs’ motion for summary adjudication.  Fact and expert discovery is closed and the dispositive motion filing deadline was March 21, 2008.  No trial date has yet been set.  We intend to vigorously defend each and every claim in the complaint.  Management is unable to estimate the potential outcome or range of possibilities, if any.  In addition, we maintain insurance coverage to mitigate the financial impact of any potential loss.

The employment of Mr. Guillermo Herrera, the former CEO of the Company, was terminated effective March 23, 2007.  Since that date, he has retained counsel and on May 7, 2007, Mr. Herrera’s attorney filed a suit entitled Guillermo Herrera vs. NeoPharm, Inc., Case No. 2007 L 004711 in the Circuit Court of Cook County, Illinois, seeking payment of $212,500 for his 2006 bonus and $25,000 for a salary increase for 2007.  Subsequent to this filing, the Company determined that under the terms of his employment agreement the Company should not be responsible for the payment of severance and terminated further payments.  Mr. Herrera filed an Amended Complaint on February 21, 2008 alleging breach of his employment agreement with the Company, defamation, and tortiously presenting him in a false light.  Mr. Herrera seeks an additional $363,612 representing the remaining severance payments, plus attorneys’ fees and costs.  Mr. Herrera also seeks unspecified compensatory and punitive damages.  The Company is vigorously defending this matter. We are unable at this time to make any prediction as to the outcome of this litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

EXECUTIVE OFFICERS OF NEOPHARM

The following persons were executive officers of NeoPharm as of March 14, 2008:

Laurence P. Birch, 48,  joined  NeoPharm in March 2007 as President, Chief Executive Officer and as a director  and was appointed Acting Chief Financial Officer in April 2007.  Prior to joining the Company, Mr. Birch served as Sr. Vice President and CFO, and Interim President and CEO, of AKSYS, Ltd., a hemodialysis developer and manufacturer from 2005 to 2006.  Prior to that, Mr. Birch served as co-founder and managing director of Stratego Partners, a cost management consulting firm, from 2003 to 2005, Sr. Vice President — Business Development and CFO of Technology Solutions, Inc., a systems integration and consulting company, from 2000 to 2002,  CFO of Brigade, Inc., an internet support company, from 1999 to 2000, and five years with MCI Systemhouse where he held a variety of senior finance and general management positions.   Mr. Birch began his career with Baxter Healthcare, a manufacturer and supplier of pharmaceuticals and medical devices, where, over the course of 13 years, he held a variety of positions.  Mr. Birch is a director of DataTrak International, Inc., a provider of technology and services to the clinical trial industry. Mr. Birch holds a Bachelor of Science-Finance from the University of Illinois and a MBA from Northwestern University — Kellogg Graduate Business of Management.  Mr. Birch is also a Certified Public Accountant.

Dr. Shahid Ali, 57, Executive Vice President, Research and Development, joined NeoPharm in January 2001, as Associate Director of Research and Development. Since joining the Company, he has held positions of increasing responsibility in Research and Development. Previously, Dr. Ali was a Group Leader at EpiGenesis Pharmaceuticals Inc. where he directed pre-clinical program for antisense oligonucleotide based therapeutic intervention in pulmonary diseases including bronchial asthma. Prior to EpiGenesis, Dr. Ali spent 10 years at School of Medicine, East Carolina University, most recently serving as an Associate Research Professor in the departments of Medicine/Pharmacology. Dr. Ali received his M.S and Ph.D degrees from Lucknow University, Lucknow, India.

Officers are appointed to serve annually, subject to the discretion of the Board of Directors, or until their successors are appointed. There are no family relationships between any of our directors or executive officers.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ Global Market under the symbol NEOL. The following table provides the high and low sales prices as reported on the exchange on which the Company’s stock was listed for the periods indicated.

2007	High	Low
First Quarter	$2.37	$1.40
Second Quarter	1.87	1.12
Third Quarter	1.47	0.87
Fourth Quarter	1.64	0.58

2006	High	Low
First Quarter	$12.67	$8.25
Second Quarter	8.51	4.80
Third Quarter	5.61	4.32
Fourth Quarter	8.49	1.66

As of February 29, 2008, there were 50 holders of record of the common stock. The calculation of holders of record was based on reports received from Computershare Investor Services LLC, the Company’s transfer agent, based on information provided by the holders of record, and maintained by the transfer agent.

Dividends

The Company has never paid a cash dividend on its common stock and has no present intention of paying cash dividends in the foreseeable future. Any determination in the future to pay cash dividends will depend on the Company’s financial condition, capital requirements, results of operations, contractual limitations and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

The information called for by Item 5(a) relating to related stockholder information is incorporated herein by reference to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on NEOPHARM’s Common Stock with the cumulative return on the NASDAQ Stock Market Index and the NASDAQ Pharmaceutical Stock Index during the period beginning December 31, 2002 through December 31, 2007.  The price of the Common Stock as reflected in the graph has been adjusted to reflect a 15% stock dividend paid in June 2003.  The below comparison assumes that $100 was invested on December 31, 2002 in each of the Company’s Common Stock and presented indices and assumes the reinvestment of dividends.

Cumulative Total Return

(in dollars)

Performance Information:	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
NeoPharm, Inc.	100	207	142	122	19	7
NASDAQ Market Index-U.S. Cos.	100	150	163	166	183	198
NASDAQ Pharmaceutical Index	100	147	156	172	168	177

ITEM 6.	SELECTED FINANCIAL DATA

The following selected three-year financial data is derived from our consolidated financial statements included in Item 15 of Part IV of this Form 10-K.

	For the Years Ended December 31,
	2007	2006	2005
Statement of Operations Data:
Revenue	$-	$11,000	$543,000
Loss from operations	(14,430,000)	(35,735,000)	(40,231,000)
Other income	2,000,000	-	-
Interest income	1,429,000	2,527,000	1,506,000
Net loss	$(11,001,000)	$(33,208,000)	$(38,725,000)
Net loss per basic and diluted share	$(0.39)	$(1.20)	$(1.64)

	As of December 31,
	2007	2006	2005
Balance Sheet and Other Data:
Cash, cash equivalents and short-
term investments	$20,781,000	$38,587,000	$30,262,000
Working capital(1)	17,279,000	29,637,000	21,608,000
Total assets	22,252,000	40,689,000	33,370,000
Accumulated deficit	(272,234,000)	(261,233,000)	(228,025,000)
Total stockholders' equity	18,253,000	28,871,000	21,945,000

(1)	Working capital is calculated as current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 15 of Part IV of this Form 10-K.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers and other diseases.  Our corporate office and research and development facility is currently located in Waukegan, Illinois and we had 17 active employees as of December 31, 2007.

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

In December 2006, we announced that the Phase III PRECISE trial of Cintredekin Besudotox in the treatment of glioblastoma multiforme did not meet the primary endpoint at 215 deaths, which was a statistically significant difference, or separation, in the overall survival curves compared with the Gliadel Wafer®, or Gliadel.

In March 2007, the FDA concluded that an additional Phase III trial would be required prior to acceptance of a potential BLA filing by the Company.  The requirement to conduct a second Phase III trial will substantially delay, or even prevent, the potential commercialization of the product.  The Company is currently exploring the possibility of undertaking an initial Phase III confirmatory trial for Cintredekin Besudotox with the primary objective of overall survival and a secondary objective of progression free survival for patients with recurrent GBM against the standard of care.  If satisfactory results were obtained in such an initial Phase III confirmatory trial, and additional resources to fund the project were secured, the Phase III confirmatory trial might be expanded in the hope of obtaining results that would support the submission of a BLA for Cintredekin Besudotox to the FDA.  No prediction can be given as to the results of any initial Phase III confirmatory trial that might be undertaken or the Company's ability to secure additional financing to possibly expand such an initial trial if such an expansion were to be warranted.

In 2007, we reassessed and reprioritized our Cintredekin Besudotox and NeoLipid® platform and strategy to focus our NeoLipid development efforts on LE-SN38, LEP-ETU, LE-DT and LErafAON.  In addition we licensed Cintredekin Besudotox for the treatment of interstitial pulmonary fibrosis, or IPF, and asthma.

LEP-ETU is our NeoLipid® liposomal formulation of the widely used cancer drug, paclitaxel.  Paclitaxel, also known as Taxol® (Bristol-Myers Squibb Company), has been approved in the US for the treatment of ovarian, breast and lung cancers.  The Company expects to initiate patient enrollment early in the second quarter of 2008 in a Phase II trial designed to assess the safety and efficacy of LEP-ETU in recurrent breast cancer patients in the first quarter of 2008.  Depending on the outcome of those clinical trials, we may decide to undertake multicenters and multinational Phase III trials in this indication after thorough discussions with the FDA.

LE-SN38 is our NeoLipid® liposomal formulation of SN-38, the active metabolite of Camptosar® (Pfizer Inc.), a chemotherapeutic pro-drug, which is used as a first-line and second-line colorectal cancer treatment.  On March 30, 2007, the Company announced that the interim analysis of data following the completion of treatment of the first 21 patients demonstrated disease stabilization, but the study did not achieve its primary endpoint of tumor response endpoint.  The Company is also assessing the potential  next steps for this project including additional data analyses and the possibility of other studies related to lung cancer and breast cancer with LE-SN38.

Pre-clinical work has also advanced on our earlier stage liposomal formulation of the anti-cancer agent docetaxel, LE-DT, which is the active ingredient in Sanofi Aventis’ Taxotere® which is approved for use in certain breast cancer, non-small cell lung cancer, gastric adenocarcinoma, head and neck cancer indications and prostate cancer.  We intend to start a Phase I trial with LE-DT to define the toxicities, pharmacokinetics and maximum tolerated dose with this new modality of treatment in the second quarter of 2008.

Preclinical work with the new formulation of LE-rafAON, which is expected to have minimal infusion related toxicities, is ongoing and we expect to submit a revised IND to the FDA in the second or third quarter of 2008.

The Company has recently licensed Cintredekin Besudotox from NIH, FDA, and University of Michigan as a potential therapeutic agent for the treatment of pulmonary fibrosis and asthma.  We are currently conducting preclinical studies, and we plan to submit an IND to the FDA in the second half of 2008 .  The FDA has indicated it will require significant studies in animals to explore potential side effects in humans, before the agency will permit the clinical testing to begin.

 It is difficult to predict with any certainty the timing of and total estimated costs to complete development of drug product candidates in early stage, or Phase I/II, clinical development, as well as the estimated date such drug product candidates would be available for sale, if approved by the FDA or foreign regulatory agencies. A number of factors contribute to this uncertainty, including: side effects encountered in early stage clinical trials, ability to scale up manufacturing for commercial supply, and the fact that the size and scope of pivotal Phase III clinical trials are unknown until sufficient data is available to present a Phase III plan to the FDA for approval. In addition, our drug product candidates are required to be approved by the FDA after completing Phase III clinical trials before we can sell the drugs to generate revenue and, potentially, realize net cash inflows. Substantial additional clinical trial expenses will also be incurred for Cintredekin Besudotox before approval can be sought again because the FDA has concluded that an additional Phase III trial will be required prior to acceptance of a potential BLA filing.

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

	Total Direct Costs Incurred
Research Project	2007	2006	2005	Since Beginning of Project

Cintredekin Besudotox	$1,248,000	$11,534,000	$15,755,000	$67,507,000
LEP-ETU	207,000	876,000	2,684,000	7,790,000
LE-SN38	88,000	254,000	506,000	5,316,000
LE-DT	545,000	-	-	545,000
LE-rafAON	71,000	-	-	71,000
Non-project specific and other	4,211,000	8,535,000	12,906,000	N/A

Total research and development expenses	$6,370,000	$21,199,000	$31,851,000	N/A

Results of Operations

Year Ended December 31, 2007 as compared to Year Ended December 31, 2006

There was no product revenue for the year ended December 31, 2007, as compared to $11,000 for the year ended December 31, 2006.  The sole source of the $11,000 in product revenue in 2006 was from sales of NeoPhectin and NeoPhectin-AT.

Research and development, or R&D, expense for the year ended December 31, 2007 decreased by $14.8 million, to $6.4 million, compared to $21.2 million for the same period in 2006.  The decrease is attributed to a $3.5 million reduction in payroll and benefits expenses, primarily attributed to the Company’s various cost reduction initiatives implemented during 2006 and 2007 and an $10.5 million decrease in overall project costs.  The decrease in overall project costs is primarily attributed to decreases in the PRECISE trial and Initial Diagnosis GBM Phase I trial expenditures and product manufacturing costs in connection with decision to bring the phase III trial to an early conclusion, and the advancement of our NeoLipid® products from a pre-clinical status.  Product manufacturing costs decreased $4.8 million and sites costs, data management and third party contract services decreased by a combined $6.5 million. Included in this decrease was a $0.9 million adjustment to reduce accrued clinical trial expenses for the PRECISE trial from the estimated costs provided as patients were enrolled in the trial to the actual final trial costs.  Included in accounts payable at December 31, 2007 are $0.9 million in unpaid trial costs, which are expected to be paid in the first half of 2008.

Selling, general, and administrative, or SG&A, expenses decreased $6.7 million, to $7.4 million for the year ended December 31, 2007, compared to $14.1 million for the same period in 2006.  The decrease is attributed to a $2.4 million decrease in personnel costs, primarily attributed to the Company’s various cost reduction initiatives implemented during 2006 and 2007.  With the reduction in people and cost containment measures put into effect, the Company has been able to realize reductions in spending in accounting, legal, consulting, travel expenses, equipment lease costs, board of director compensation, and office supplies totaling $4.3 million.

The change in fair value of derivative financial instruments of $(0.1) million during the year ended December 31, 2007 was attributed to a decrease in valuation of stock options granted to non-employee consultants prior to 2000 resulting from the Company’s stock value declining to $0.59 per share at December 31, 2007 from $1.67 per share at December 31, 2006.   Similarly, the Company recorded a credit to earnings of  $(1.6) million in the year ended December 31, 2006, resulting from a decrease in the Company’s stock price from $10.79 at December 31, 2005 to $1.67 per share at December 31, 2006.

Following the Company’s announcement on March 29, 2007 that an additional Phase III clinical trial will be required before FDA will consider approving its drug product candidate, Cintredekin Besudotox, the Company initiated an organizational realignment in April 2007 which reduced the workforce by 16 employees to a total of 19 employees.  In the fourth quarter of 2007, the workforce was further reduced by 1 more employee.  The Company’s organizational realignment resulted in a total charge to earnings of $0.6 million for 2007.  At December 31, 2007, the Company had 17 employees.   Similarly the Company reduced its workforce at various times during 2006 by a total of 40 employees.  Aggregate 2006 employee termination costs were $1.5 million.  The Company currently has 17 employees.

Facility consolidation costs for the year ended December 31, 2007 were $0.5 million.  They resulted from an impairment charge to reduce the carrying value of fixed assets, primarily furniture and fixtures to their estimated net realizable value of $0.3 million and an additional $0.2 million was recognized for the cost of restoration of our Waukegan facility to its original condition.  In the year ended December 31, 2006, we recorded $0.3 million as the remaining lease exposure on the Lake Forest, Illinois facility that we had vacated and wrote off $0.1 million in related equipment and leasehold improvements.

The Company sold computer and scientific equipment, which had minimal book value, and realized a $0.3 million gain for the year ended December 31, 2007.

The Company recognized $2 million of other income in 2007 related to the reversal of a deferred fee associated with the Nippon Kayaku Co, Ltd license agreement.  As discussed in Note 1, in the Revenue Recognition section,, the Company received notification on September 11, 2007 that Nippon Kayaku had terminated the licensing agreement they had entered into with the Company in 2004.  Accordingly, the non-refundable license fee of $2 million paid to the Company in 2005 and previously recorded as deferred revenue was recognized as other income.

The Company generated interest income on cash and available for sale securities of $1.4 million and $2.5 million for the years ended December 31, 2007 and 2006, respectively.  The decrease in interest income during the period was primarily due to a decrease in average short-term investment balances, which were used to fund operations.

Year Ended December 31, 2006 as compared to Year Ended December 31, 2005

The sole source of product revenue in both 2006 and 2005 was from limited sales of our NeoPhectin products and, in 2005, from recognition of $0.5 million in revenue resulting from NeoPhectin collaboration fees.

Generally, our 2006 results of operations reflect the benefit of recent cost rationalization initiatives, reduced clinical trial expense following the December 2005 completion of enrollment in the Phase III PRECISE trial and our activities, and the timing of those activities, to prepare Cintredekin Besudotox for potential commercialization in the event the Company decides to seek approval.  Accordingly, in 2006 the mix of expenses shifted from Research and Development activities to Selling, General and Administrative activities reflecting our focus during the year on preparing for the possibility of launching our first product.

Research and development, or R&D, expense decreased by $10.7 million, to $21.2 million, in 2006 as compared to 2005 due primarily to reduced costs related to the Cintredekin Besudotox Phase III PRECISE trial which completed patient enrollment in December 2005, advancement of NeoLipid products from the lab into the clinic and to the 2006 reprioritization of R&D spending and related headcount reductions, partially offset by a $0.7 million increase in R&D expense related to employee stock compensation due to our 2006 adoption of Statement of Financial Accounting Standards, or SFAS, SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R).

Selling, general and administrative, or SG&A, expenses increased $2.7 million, to $14.1 million, in 2006 due primarily to initiation of exploratory commercialization efforts for Cintredekin Besudotox and to $0.6 million in share-based compensation expense resulting from our 2006 adoption SFAS 123(R), partially offset by $0.5 million in 2005 expense related to our licensing of Cintredekin Besudotox rights in Japan to Nippon.

In 2006, following our adoption of SFAS 123(R), we recorded a $1.6 million benefit, due primarily to the impact of a decline in our stock price on the estimated fair value of derivative financial instruments, relating to stock options previously granted to non-employee consultants.

Employee termination, lease and fixed asset write-offs related to the 2006 organizational changes and the July 2006 consolidation of our facilities resulted in a $2.0 million charge. During the first nine months of 2006, we reduced our workforce by 26 associates under an organizational realignment initiative.  In May 2006, Dr. Imran Ahmad resigned as the Company’s Executive Vice President and Chief Scientific Officer and, in accordance with the terms of his original offer letter, Dr. Ahmad received a twelve-month salary continuation and a separation payment of $20,000.  Additionally, in June 2006, we entered into a separation and consulting agreement with our former Chief Financial Officer, Mr. Larry Kenyon which became effective August 31, 2006.  Under this agreement, Mr. Kenyon received a nine-month salary continuation, reimbursement of medical and dental coverage and his previously granted options continued to vest during the consulting period.  In December 2006, we completed an additional organizational realignment initiative which resulted in a workforce reduction of 14 positions, or approximately 20% of the workforce at that time.  Aggregate 2006 employee termination costs related to 2006 reorganization and separation agreements were $1.5 million.  Accrued but unpaid employee termination costs at December 31, 2006 totaled $0.4 million and were paid in 2007.

In May 2005, we accepted $2.5 million as payment in full for all outstanding principal and interest due and owing on a promissory note that we had previously assessed to be fully impaired.  As a result of the payment, in 2005 we recorded a $2.5 million benefit as Recovery of Note Receivable.

The Company generated interest income on cash and investments of $2.5 million and $1.5 million in 2006 and 2005, respectively.  The 2006 increase in interest income was primarily due to an increase in average cash and short-term investment balances as a result of a secondary public stock offering in January 2006 and to higher short-term interest rates in 2006 than in 2005.

Liquidity and Capital Resources

Net cash used in operating activities decreased $13.5 million from $31.2 million to $18.0 million for the year ended December 31, 2006 and 2007, respectively.  The decrease in cash used by operations was primarily a result of the lower net loss in the year ended December 31, 2007.  This was offset by a decrease in the deferred fee related to the recognition of revenue for a non-refundable license fee that had been paid to the Company in 2005, and by a significant reduction in accounts payable and accrued expense balances which were paid down in 2007.

In January 2006, the Company completed the sale of 4,025,000 shares of our common stock to the public. Proceeds to the Company were $39.0 million net of underwriting fees but before expenses. The proceeds from this sale of stock were invested in available for sale securities and are being used to fund clinical trials of our drug product candidates; preclinical studies for other potential drug product candidates; and for working capital, capital expenditures, and other general corporate purposes.  The Company continues to draw down proceeds from sales of these securities during both 2007 and 2006 to fund such activities.

Our primary source of cash has been proceeds from issuance of our common shares and interest earned on the investment of the stock issuance proceeds.  As of December 31, 2007, we had $1.0 million in cash and cash equivalents and $19.8 million in available for sale securities, consisting solely of auction rate certificates, which have historically provided us liquidity characteristics similar to cash equivalents.  Refer to the Risk Factor regarding market value of investments.

Our primary use of cash over the next 12 to 18 months is expected to fund, in addition to general and administrative expenses,  advancement of Cintredekin Besudotox and our NeoLipid® clinical and pre-clinical research and development efforts and our remaining Cintredekin Besudotox Phase III clinical trial patient obligations.

As a result of the April 2007 cost reduction initiative coupled with other ongoing cost-cutting initiatives, the Company was able to reduce selling, general and administrative expenditures for 2007 as planned by $6.7 million compared to 2006.  The total cost reductions implemented and planned, before consideration of project costs and certain legacy costs are expected to result in annualized cash consumption rate of approximately $5.0 million. The Company currently projects it has sufficient cash available to fund operations in 2008 and well into 2009 before requiring additional financing.  The date as to which sufficient funds continue to be available for operations, without additional financing, may vary depending upon the timing and implementation of various strategies under consideration by the Company.

Additionally, due to the significant uncertainty in the credit markets subsequent to year end, we are currently unable to liquidate some of our auction rate securities which are collateralized by student loans.  We are unable at this time to estimate the impact, if any, which emerging credit market conditions may have on the liquidity of our auction rate certificates.

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

The following table summarizes our estimated contractual obligations as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1-3 Years	3-5 Years	More than five years
Operating lease	$2,201,000	$348,000	$644,000	$550,000	$659,000
Capital lease	117,000	38,000	79,000	-	-
Manufacturing commitments (1)	1,831,000	-	1,831,000	-	-
License agreements—milestone based payments(2)(3)	3,076,000	556,000	2,349,000	114,000	57,000
Total	$7,225,000	$942,000	$4,903,000	$664,000	$716,000

(1)	These amounts include guaranteed contractual commitments related to retaining our capability for the potential manufacture of Cintredekin Besudotox.

(2)	These amounts do not include potential sales-based royalty payments that may be required under the various license agreements.

(3)
Milestone-based payment obligations are contingent upon successfully reaching objectively determinable stages in the development of drug product candidates. The Company has estimated the period the payments may be due, if at all, based upon its expectations of the timeline for continued successful development of the drug product candidates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements and note disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008.   The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements and note disclosures.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries.  SFAS 160 does not change the criteria for consolidating a partially owned entity.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively.  The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.”  SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests.  SFAS 141R also provides disclosure requirements related to business combinations.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

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

Share-based Compensation

We account for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R).  Under the provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period.  We also use the Black-Scholes model to estimate the fair value of non-employee options grants that are revalued each quarter.  The Black-Scholes model requires various highly judgmental assumptions including volatility and expected option life.  If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

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

Available for Sale Securities

Available for sale securities consist of auction rate certificates that have scheduled maturities greater than 90 days at the time of purchase.  We believe the structural features of the auction rate certificates provide us with liquidity characteristics similar to cash equivalents.  As provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investment in Debt and Equity Securities, we have elected to treat all of our investments in marketable securities as “available-for-sale,” which requires that these investments be recorded at fair market value. However, given the interest rate reset features of our auction rate certificates, the carrying value of our short-term investment represents their fair value.  Dividend and interest income are recognized when earned.

The auction rate certificates are used by many student-loan providers, municipalities and other governmental authorities to raise cash to fund projects or operations, and money market funds. These auction rate certificates all have AAA/aaa credit ratings, consistent with our investment policy guidelines, and have long-term nominal maturities for which the interest rates are reset through periodic auctions every 7 to 28 days.  The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying our investment. This could result in future charges to our earnings. All of our investment securities are denominated in US dollars.

All of the auction rate certificates we held as of December 31, 2007 experienced successful auctions as of their initial reset dates in 2008.  As a result of the liquidity issues experienced in the global credit and capital markets, the auction rate certificates currently held by the Company have experienced failed auctions as there have been no purchasers as of the reset dates.  Because these investments typically have provisions for their interest rates to reset to high percentages upon failure in the auction market, the issuers have a strong incentive to restructure and repurchase the underlying bonds.  However, the time for new debt securities to be issued in place of the auction rate certificates is unknown. A secondary market may also develop in which certain investment firms would purchase these investments at some discount from their par value, and be able to ride out their inability to liquidate them in the short term.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007, we did not own any derivative instruments, but we were exposed to market risks, primarily the impact of changes in United States interest rates on our short-term investments. As of December 31, 2007, we held total cash and cash equivalents of $1,022,000 and available for sale securities of auction rate certificates of $19,759,000.  All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments. Based upon our cash, cash equivalents, and short-term investments as of December 31, 2007, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income of approximately $200,000.

The market values of these available for sale securities may fluctuate due to market conditions and other conditions over which we have no control.  Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying the investment.  This could result in future charges to our earnings.  Refer to Note 14 of our financial statements for further discussion regarding a failure of a portion of our available for sale securities in the auction markets subsequent to year end.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Financial Statements are incorporated herein by reference to the Company’s Consolidated Financial Statements included as follows:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

During 2007, the Company dismissed its independent accounting firm KPMG LLP (KPMG), which became effective July 5, 2007.  As reported in the Company’s Form 8-K filed on July 6, 2007, (1) there was no disagreement between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report, and (2) the Company did not have any reportable events as described under Item 304 (a)(1)(iv) of Regulation 8-K.  On July 5, 2007, the Company engaged BDO Seidman, LLP, as its independent registered public accounting firm for the fiscal year ended December 31, 2007, as reported in the Company’s Form 8-K.

There were no disagreements with accountants on accounting or financial disclosures in the past two fiscal years.

ITEM 9A(T).	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

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

As of September 30, 2007 and for the nine months then ended, management had concluded that a material weakness in control over financial reporting existed because the Company had not maintained sufficient staff with any consistency or appropriate training in US GAAP and SEC financial rules and regulations.  This deficiency resulted in the potential of material misstatements and/or inadequate disclosures in the Company’s financial statements.  As a result of this material weakness, management concluded that internal controls over financial reporting were not effective as of September 30 and for the nine months then ended, based on the criteria identified above.

Our management has discussed the material weakness described above and other potential deficiencies with our Audit Committee.  We have taken a number of steps to improve our internal controls over financial reporting and correct this material weakness.  We hired a full-time Controller in November 2007 and are continuing to engage a third party financial advisory firm to assist us in both the proper accounting and disclosures related SFAS 123R Share-Based Payment as well as other  GAAP and SEC reporting matters as necessary.  In addition, given the earlier reduction in force and the depleted resources in the accounting function, the Company continued to utilize outside consultants to assist with the financial accounting function and to perform additional procedures as deemed necessary to compensate for the deficiencies.

At December 31, 2007, these deficiencies were considered to be remediated as the new internal controls were operational for a period of time , were tested, and management concluded that the controls are operating effectively at that time.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control over Financial Reporting

The management of NeoPharm, Inc. (the Company), including the Company’s President and Chief Executive Officer, who is also the acting Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Company used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).  Based on management’s assessment, the Company believes that as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Our management has discussed the material weakness described above and other potential deficiencies with our Audit Committee.  We have taken a number of steps to improve our internal controls over financial reporting and correct this material weakness.  We hired a full-time Controller in November 2007 and are continuing to engage a third party financial advisory firm to assist us in both the proper accounting and disclosures related SFAS 123R Share-Based Payment as well as other  GAAP and SEC reporting matters as necessary.  In addition, given the earlier reduction in force and the depleted resources in the accounting function, the Company continued to utilize outside consultants to assist with the financial accounting function and to perform additional procedures as deemed necessary to compensate for the deficiencies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors of the Company is incorporated by reference to the information under the caption “Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, (the “2008 Proxy Statement”) required to be filed within 120 days of the Company’s fiscal year end of December 31, 2007.

Information regarding the Executive Officers of the Company can be found in Part I Item 4 of this annual report on Form 10-K.

Information regarding the Audit Committee Financial Expert is incorporated by reference to the information under the caption “Report of the Audit Committee” in the 2008 Proxy Statement, required to be filed within 120 days of the Company’s fiscal year end of December 31, 2007.

Information regarding the identification of the Audit Committee is incorporated by reference to the information under the caption “Board of Directors and Its Committees” in the 2008 Proxy Statement, required to be filed within 120 days of the Company’s fiscal year end of December 31, 2007.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement, required to be filed within 120 days of the Company’s fiscal year end of December 31, 2007.

Information regarding the Company’s Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and key financial and accounting personnel is incorporated by reference to the information under the caption “Corporate Governance Policies and Practices” in the 2008 Proxy Statement, required to be filed within 120 days of the Company’s fiscal year end of December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions “Executive Compensation,” “Compensation of Directors” and “Election of Directors-Compensation Committee Interlocks and Insider Participation” in the 2008 Proxy Statement required to be filed with the Commission within 120 days of the Company’s fiscal year end of December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Security Ownership” in the 2008 Proxy Statement, required to be filed with the Commission within 120 days of the Company’s fiscal year end of December 31, 2007.

The following table sets forth certain information as of December 31, 2007 with respect to compensation plans under which shares of NEOPHARM’s common stock may be issued:

Plan category	Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding options	Number of securites remaining available for future issuance
Equity compensation plans approved by stockholders	1,252,326	$5.35	2,260,139
Equity compensation plans not approved by stockholders	-	-	-
Total	1,252,326	$5.35	2,260,139

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption “Certain Relationships and Related Transactions” in the 2008 Proxy Statement, required to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item as to expenses for principal accounting fees and services incurred by the Company is hereby incorporated by reference from the information appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement required to be filed with the Commission within 120 days of the Company’s fiscal year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)          Financial Statements:

(2)

(2)          Exhibits

Item 15(a)(2) Exhibit List

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation(1), incorporated by reference fom Exhibit 3.1in the Company’s registration statement on Form S-3/A filed on Sepember 6,2000 (File No. 333-44396).
3.1.1
Amendment to the Amended and Restated Certificate of Incorporation incorporated by reference from Exhibit 3.01 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 001-12493).

3.2	Amended and Restated Bylaws of the Company incorporated by reference from Exhibit 3.2 contained in the Company’s Current Report on Form 8-K filed September 7, 2004 (File No. 001-12493).
4.1	Specimen Common Stock Certificate incorporated by reference from Exhibit 4.3 in the Company’s registration statement on Form S-3 filed on October 1, 2003 (File No. 333-109340).
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

10.5
License Agreement between the Company and the National Institute of Health dated September 23, 1997, incorporated by reference from Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 1998 (File No. 001-12493).

*10.6	1998 Equity Incentive Plan incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 filed on October 30,1995 (File No. 333-66365).
10.7
Amendment No. 1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated January, 1990, incorporated by reference from Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 1998 (File No. 001-12493).

10.8
Amendment No. 1 dated January 22, 1999 to the License Agreement between the Company and Georgetown University dated April 18, 1994, incorporated by reference from Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 1998 (File No. 001-12493).

10.9
Promissory Note dated as of December 20, 2001 by and between the Company and Akorn, Inc., incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.10
Processing Agreement dated as of December 20, 2001 by and between the Company and Akorn, Inc., incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.11
Subordination and Intercreditor Agreement dated as of December 20, 2001 by and between the Company and John N. Kapoor, as Trustee under the John N. Kapoor Trust, dated September 20, 1989, incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit Number	Description
10.12
Subordination, Standby and Intercreditor Agreement dated as of December 20, 2001 by and between the Company and the Northern Trust Company, incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

*10.13
Amendment to the 1998 Equity Incentive Plan, incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held June 6, 2002.

10.14
Form of Amendment to Processing Agreement dated as of October 7, 2003 by and between NeoPharm, Inc. and Akorn, Inc., incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-12493).

10.15
Form of Amended and Restated Promissory Note dated as of October 7, 2003 by and between the Company and Akorn, Inc., incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-12493).

10.16
Subordination and Intercreditor Agreement dated as of October 7, 2003 by and between the Company and LaSalle Bank National Association., incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-12493).

*10.17
Form of Director and Executive Officer Indemnification Agreement of NeoPharm, Inc., as adopted on September 20, 2004, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed September 30, 2004 (File No. 001-12493).

10.18
Sublicense and License Agreement between Nippon Kayaku Co., Ltd. and NeoPharm, Inc. dated as of December 28, 2004, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 4, 2005 (File No. 001-112493).

10.19
Note Repayment Agreement by and between NeoPharm, Inc. and Akorn, Inc. dated May 16, 2005, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 20, 2005 (File No. 001-12493).

10.20
Modification to CRADA No. 26-97 by and between the NeoPharm, Inc. and FDA dated July 25, 2005 incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2005 (File No. 001-12493).

*10.21
Employment Agreement by and between NeoPharm, Inc. and Guillermo A. Herrera dated October 28, 2005, incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 1, 2005 (File No. 001-12493).

10.22
License Amendment (L-226-1996/1) dated May 30, 2006, between NeoPharm, Inc. and the National Institute of Health, on behalf of the Public Health Service, amending License Agreement (L-226-1996/0), incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2006 (File No. 001-12493).

10.23
License Amendment (L-024-2006/0) dated May 30, 2006, between NeoPharm, Inc. and the National Institute of Health, on behalf of the Public Health Service, incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 5, 2006 (File No. 001-12493).

*10.24	The NeoPharm, Inc. 2006 Employee Stock Purchase Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 21,2006 (File No. 001-12493).
*10.25	The NeoPharm, Inc. 2006 Equity Incentive Plan, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21,2006 (File No. 001-12493).
*10.26
Specimen Form of Award Agreement used to award Stock Options under the NeoPharm, Inc. 2006 Equity Incentive Plan, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2006 (File No. 001-12493).

*10.27	Non-employee Director Compensation, incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 21, 2006 (File No. 001-12493).
*10.28
Terms of Employment by and between NeoPharm, Inc. and Ronald E. Pauli dated August 4, 2006, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2006 (File No. 001-12493).

Exhibit Number	Description

10.29
License Amendment (L-024-2006/1) dated August 21, 2006, between NeoPharm, Inc. and the Natioanl Institutes of Health, on behalf of the Public Health Service and the Department of Health and Human Services, amending License Agreement L-024-2006/0, incorporated by reference from Exhibit 10-1 to the Company Current Report on Form 8-K filed on August 23, 2006 (File No. 12493).

10.30
Amendment No. 5 to Cooperative Research and Development Agreement No 26-97 incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 11, 2006 (File No. 001-12493).

*10.31
Employment agreement by and between NeoPharm, Inc. and Laurence P. Birch dated as of March 23, 2007, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2007 (File No. 001-12493).

*10.32
Separation Agreement and Mutual Release, dated May 10, 2007, by and between NeoPharm, Inc. and Timothy P. Walbert, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2007 (File No. 001-12493).

*10.33
Separation Agreement and General Release, dated May 24, 2007, by and between NeoPharm, Inc. and Jeffrey W. Sherman, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2007 (File No. 001-12493).

*10.34	NeoPharm, Inc. 2006 Equity Incentive Plan, as amended, incorporated by reference from Appendix A to the Company Proxy Statement on Schedule 14A filed on July 6, 2007 (File No. 001-12493).
*10.35	Non-employee Director Compensation, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2007 (File No. 001-12493).
**23.1	Consent of Independent Registered Public Accounting Firm-BDO Seidman, LLP.
**23.2	Consent of Independent Registered Public Accounting Firm-KPMG LLP.
**31.1	Certification of Chief Executive Officer.
**31.2	Certification of Acting Chief Financial Officer.
**32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Denotes management contract or compensatory plan or arrangement.

**	Filed herewith

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

NeoPharm, Inc.
By:	/s/ LAURENCE P. BIRCH
Laurence P. Birch
President and Chief Executive Officer(Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ JOHN N. KAPOOR	Director, Chairman of the Board	March 27, 2008
John N. Kapoor
/s/ LAURENCE P. BIRCH	Director, President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)	March 27, 2008
Laurence P. Birch
/s/ FRANK C. BECKER	Director	March 27, 2008
Frank C. Becker
/s/ Bernard A. Fox	Director	March 27, 2008
Bernard A. Fox
/s/ Paul E. Freiman	Director	March 27, 2008
Paul E. Freiman

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NeoPharm, Inc.
Waukegan, Illinois

We have audited the accompanying consolidated balance sheet of NeoPharm, Inc. and subsidiary as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoPharm, Inc. and subsidiary at December 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 26, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

NeoPharm, Inc.:

We have audited the accompanying consolidated balance sheets of NeoPharm, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoPharm, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company, as of January 1, 2006, changed its method of accounting for share-based awards.

/s/ KPMG LLP

Chicago, Illinois

March 16, 2007

NEOPHARM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$1,022,000	$1,852,000
Available for sale securities	19,759,000	36,735,000
Prepaid expenses and other	417,000	627,000
Total current assets	21,198,000	39,214,000
Fixed assets, net of accumulated depreciation	395,000	1,266,000
Other assets	659,000	209,000
Total assets	$22,252,000	$40,689,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,340,000	$4,575,000
Accrued clinical trial expenses	278,000	2,272,000
Accrued compensation	1,042,000	811,000
Accrued manufacturing expenses	739,000	646,000
Obligations under capital lease	32,000	30,000
Other accrued expenses	488,000	1,243,000
Total current liabilities	3,919,000	9,577,000

Obligations under capital lease	74,000	105,000
Deferred revenue	-	2,000,000
Deferred rent	-	35,000
Derivative financial instruments	6,000	101,000
Total liabilities	3,999,000	11,818,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, $0.0002145 par value; 50,000,000 shares
authorized: 28,488,550 and 28,080,408 shares issued and
outstanding, respectively	6,000	6,000
Additional paid-in capital	290,481,000	290,098,000
Accumulated deficit	(272,234,000)	(261,233,000)
Total stockholders’ equity	18,253,000	28,871,000
Total liabilities and stockholders’ equity	$22,252,000	$40,689,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005

Collaboration revenue	$-	$-	$500,000
Product revenue	-	11,000	43,000
Total revenue	-	11,000	543,000

Expenses:
Cost of product revenue	-	1,000	2,000
Research and development	6,370,000	21,199,000	31,851,000
Selling, general, and administrative	7,363,000	14,136,000	11,421,000
Change in fair value of derivative
financial instruments	(95,000)	(1,551,000)	-
Employee termination costs	598,000	1,528,000	-
Facility consolidation costs	496,000	433,000	-
Gain on sale of equipment	(302,000)	-	-
Recovery of note receivable	-	-	(2,500,000)
Total expenses	14,430,000	35,746,000	40,774,000
Loss from operations	(14,430,000)	(35,735,000)	(40,231,000)

Other income	2,000,000	-	-
Interest income	1,429,000	2,527,000	1,506,000
Net loss	$(11,001,000)	$(33,208,000)	$(38,725,000)
Net loss per share —
Basic and diluted	$(0.39)	$(1.20)	$(1.64)
Weighted average shares outstanding —
Basic and diluted	28,264,727	27,782,074	23,601,643

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS’ EQUITY

	Shares of Preferred Stock	Shares of Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2004	-	23,372,755	$5,000	$247,525,000	$(189,300,000)	$58,230,000
Issuance of common stock pursuant to exercise of stock options	-	285,519	-	1,494,000	-	1,494,000
Issuance of restricted common stock to non-employee directors	-	36,010	-	305,000	-	305,000
Employee common stock-based compensation	-	22,075	-	217,000	-	217,000
Non-employee common stock option compensation	-	-	-	236,000	-	236,000
Issuance of common stock in lieu of cash payment	-	23,692	-	188,000	-	188,000
Net loss	-	-	-	-	(38,725,000)	(38,725,000)
Balance at December 31, 2005	-	23,740,051	$5,000	$249,965,000	$(228,025,000)	$21,945,000
Issuance of common stock pursuant to public offering	-	4,025,000	1,000	38,738,000	-	38,739,000
Issuance of common stock pursuant to exercise of stock options	-	217,950	-	856,000	-	856,000
Issuance and compensation associated with restricted common stock issued to non-employee directors	-	58,083	-	368,000	-	368,000
Employee common stock-based compensation	-	-	-	1,633,000	-	1,633,000
Issuance of common stock to employees stock purchase plan	-	39,324	-	190,000	-	190,000
Reclassification of derivative instrument to liabilities	-	-	-	(1,652,000)	-	(1,652,000)
Net loss	-	-	-	-	(33,208,000)	(33,208,000)
Balance at December 31, 2006	-	28,080,408	$6,000	$290,098,000	$(261,233,000)	$28,871,000
Employee common stock-based compensation	-	-	-	73,000	-	73,000
Issuance and compensation associated with restricted common stock issued to non-employee directors	-	213,196	-	251,000	-	251,000
Issuance of restricted common stock to CEO	-	180,665	-	33,000	-	33,000
Issuance of common stock to employees stock purchase plan	-	14,281	-	26,000	-	26,000
Net loss	-	-	-	-	(11,001,000)	(11,001,000)
Balance at December 31, 2007	-	28,488,550	$6,000	$290,481,000	$(272,234,000)	$18,253,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(11,001,000)	$(33,208,000)	$(38,725,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	651,000	1,153,000	1,300,000
Stock-based compensation expense	368,000	2,059,000	758,000
Change in fair value of financial instruments	(95,000)	(1,551,000)	-
Loss on retirement of fixed assets	1,000	11,000	25,000
Gain on sale of fixed assets	(302,000)	-	-
Writedown of fixed assets	307,000	-	-
Non-cash reorganization costs	-	94,000	-
Provision for losses on accounts receivable	-	-	10,000
Recognition of deferred fee	(2,000,000)	-	-
Changes in assets and liabilities:
Decrease (increase) in interest receivable on short-term investments	26,000	(9,000)	(55,000)
Decrease (increase) in trade accounts receivable	-	1,000	(1,000)
Decrease in inventories	-	6,000	-
(Increase) decrease in prepaid expenses and other	(240,000)	101,000	473,000
(Decrease) increase in accounts payable	(3,235,000)	4,402,000	285,000
(Decrease) increase in accrued expenses	(2,425,000)	(4,250,000)	91,000
(Decrease) increase in deferred revenue	-	-	1,997,000
(Decrease) increase in deferred rent	(35,000)	9,000	36,000
Net cash and cash equivalents used in operating activities	(17,980,000)	(31,182,000)	(33,806,000)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	16,950,000	32,850,000	59,100,000
Purchase of marketable securities	-	(40,800,000)	(77,450,000)
Proceeds from sales of fixed assets	303,000	-	-
Purchase of equipment and furniture	(89,000)	(204,000)	(588,000)
Net cash and cash equivalents provided by (used in) investing activities	17,164,000	(8,154,000)	(18,938,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	38,739,000	-
Proceeds from exercise of stock options	-	856,000	1,494,000
Proceeds from employee stock purchase plan	16,000	133,000	-
Repayment of capital lease obligation	(30,000)	(26,000)	-
Net cash and cash equivalents (used in) provided by financing activities	(14,000)	39,702,000	1,494,000

Net (decrease) increase in cash and cash equivalents	(830,000)	366,000	(51,250,000)
Cash and cash equivalents, beginning of year	1,852,000	1,486,000	52,736,000
Cash and cash equivalents, end of year	$1,022,000	$1,852,000	$1,486,000

Supplemental schedule of non-cash financing activities:
Issuance of common stock in satisfaction of liability	$-	$-	$188,000
Capital lease of office equipment	$-	$161,000	$-
Supplemental disclosure of cash paid for:
Interest Provision for losses on accounts receivable	$-	$-	$-
Income taxes	$-	$-	$-

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

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers and other diseases.  Our corporate office and research and development facility is located in Waukegan, Illinois and we had 17 active employees as of December 31, 2007.

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

Two of our drug product candidates have been licensed from the National Institutes of Health, or NIH, and one of which is the subject of a Cooperative Research and Development Agreement, or CRADA, with the FDA. We also have rights to drug product candidates developed under license and contract research agreements with Georgetown University, or Georgetown.

We are continuing to develop our drug product candidates, which requires substantial capital for research, product development and market development activities. We have not yet obtained approval of, or initiated marketing of a commercial drug product. Future product development will require clinical testing, regulatory approval, and substantial additional investment prior to commercialization. Our future success is dependent on our ability to make progress in the development of our drug product candidates and, ultimately, upon our ability to attain future profitable operations through the successful manufacturing and marketing of those drug product candidates. There can be no assurance that we will be able to obtain the necessary financing or regulatory approvals to be able to successfully develop, manufacture, and market our drug product candidates, or attain successful future operations. Insufficient funds could require us to delay, scale back, or eliminate one or more of our research and development programs or to license third parties to commercialize drug product candidates or technologies that we would otherwise seek to develop without relinquishing our rights thereto. Accordingly, the predictability of our future success is uncertain.

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

Basis of Presentation—The consolidated financial statements include the accounts of NeoPharm, Inc. and its wholly-owned subsidiary, NeoPharm EU Limited. As of and through December 31, 2007, the subsidiary had nominal assets and had not conducted any business. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

 Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included with cash are cash equivalents of $669,000 and $593,000 as of December 31, 2007 and 2006, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Available for Sale Securities –Available for sale securities consist of auction rate certificates that have scheduled maturities greater than 90 days at the time of purchase.  We believe the structural features of the auction rate certificates provide us with liquidity characteristics similar to cash equivalents.  As provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investment in Debt and Equity Securities, we have elected to treat all of our investments in marketable securities as “available-for-sale,” which requires that these investments be recorded at fair market value. However, given the interest rate reset features of our auction rate certificates, the carrying value of our short-term investment represents their fair value.  Dividend and interest income are recognized when earned.  Realized gains on investments sold in the periods presented were immaterial.

Refer to Note 3 for further discussion regarding the available for sale securities held at December 31, 2007 and Note 14 for further discussion regarding a failure of a portion of the Company’s available for sale securities in the auction markets subsequent to year end.

Fixed Assets—Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place. Total depreciation expense for the years ended December 31, 2007, 2006 and 2005, was $651,000, $1,153,000 and $1,300,000, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset.  In connection with the corporate headquarters move in the first quarter of 2008, as more fully discussed in Note 11, the Company wrote down assets by $296,000 to reduce their carrying value to estimated fair value.

As a result of the cost reduction actions that the Company has implemented in 2006 and 2007, and with the move to a smaller corporate headquarters facility in the first quarter of 2008, the Company identified fixed assets that have been classified as held for sale assets.  As a result, these assets, with a net book value of $11,000, have been moved out of fixed assets and into held for sale assets which have been included on the balance sheet as prepaid expenses and other.

Other Assets—Other assets as of December 31, 2007 consist of cash held by a bank as collateral for two standby letters of credit issued by the bank in favor of the Company.  The cash held by the bank is restricted as to use for the term of the standby letter of credit.  One letter of credit for $189,000 is for the capitalized lease on office equipment and the other letter of credit for $470,000 is for the lease on the facility into which the Company has  moved in the first quarter of 2008.

Accrued Compensation—Accrued compensation consists of accrued severance of $374,000, accrued bonuses of $512,000, accrued 401(k) expenses of  $99,000 and other accrued compensation of $57,000 at December 31, 2007.  At December 31, 2006 the accrued compensation consisted of accrued bonuses of $415,000, accrued 401(k) expenses of $284,000 and other accrued compensation of $112,000.

Income Taxes—We account for income taxes under the asset and liability method in accordance with SFAS No. 109 Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide valuation allowances against the deferred tax asset for amounts which are not considered “more likely than not” to be realized.  In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.  The Company adopted the provisions of FIN 48 on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109.  FIN 48 also prescribes a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return penalties and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

On December 28, 2004, a Sublicense and License Agreement was entered into between the Company and Nippon Kayaku Co, Ltd (NK) for NK to develop and commercialize in Japan a product developed by us.  Upon execution of this agreement, NK paid us a one-time, non-refundable license fee of US $2,000,000.  We recorded this payment as Deferred Revenue on the balance sheet until  September 11, 2007, when NK notified us that they had elected to terminate the Agreement effective June, 2008.  With the formal termination notice, development efforts by NK have ceased and, in accordance with the terms of the Agreement, we will retain the upfront license fee received from NK.  Accordingly, in September 2007 the Company reversed the deferred revenue and recognized the amount as other income.

Research and Development—Research and development, or R&D, costs are expensed when incurred. These costs include, among other things, consulting fees and costs reimbursed to third parties under license and research agreements described in Note 12, Commitments.  Payments related to the acquisition of technology rights, for which development work is in process, are expensed as incurred and are considered a component of R&D costs. We charge the indirect cost of administering R&D activities to R&D expense.

Share-based Compensation— We adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), effective January 1, 2006.  SFAS 123(R) requires the financial statement recognition of compensation expense related to the fair value of our share-based compensation awards.  Prior to our adoption of SFAS 123(R), we accounted for share-based awards to directors, officers, and employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, or APB No. 25, under SFAS No. 123, Accounting for Share-based Compensation, or SFAS 123. Under the intrinsic value method, compensation expense is measured on the date of grant if the current market price of the underlying stock exceeded the exercise price or when the number of shares and exercise price are known, if both are not determinable at the date of grant.  Compensation expense for fixed awards was recognized ratably over the vesting period.  SFAS 123 also established accounting and disclosure requirements using a fair-value method of accounting for share-based employee compensation plans.

We adopted SFAS 123(R) using the modified prospective method.  Under this transition method, compensation cost recognized in the 2007 and 2006 consolidated statements of operations includes: a) compensation cost for the fair value of the remaining portion of the requisite service period for all share-based awards granted prior to, but not vested as of January 1, 2006, and b) compensation cost for the fair value for all share-based awards granted or modified subsequent to January 1, 2006.  We recognize such compensation cost on a straight-line basis.  Under the pro forma disclosure requirements of SFAS 123, in prior periods, we recognized costs on a straight-line basis and considered the effect of forfeitures as incurred.

Leases—With respect to its operating leases, we apply the provisions of FASB Technical Bulletin, or FTB, 85-3, Accounting for Operating Leases with Scheduled Rent Increases, to scheduled rent increase provisions contained in lease agreements by recognizing rent expense on a straight-line basis over the lease term.  Our capital lease is accounted for under the provision of SFAS No. 13: Accounting for Leases.

Contingencies—Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Recoveries from other parties are recorded when realized.

Fair Value of Financial Instruments—Financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and derivative financial instruments, see Note 3. The carrying value of these financial instruments is a reasonable estimate of fair value.

Recent Accounting Pronouncements— In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements and note disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008.   The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements and note disclosures.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries.  SFAS 160 does not change the criteria for consolidating a partially owned entity.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively.  The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.”  SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests.  SFAS 141R also provides disclosure requirements related to business combinations.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

Reclassifications— Certain reclassifications have been made to conform prior period consolidated financial statements and notes to the current period presentation.

2. NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31:

	For the Years Ended December 31,
	2007	2006	2005
Numerator:
Net loss	$(11,001,000)	$(33,208,000)	$(38,725,000)
Denominator:
Weighted average shares outstanding	28,264,727	27,782,074	23,601,643

Loss per share - basic and diluted	$(0.39)	$(1.20)	$(1.64)

Potential common share equivalents:	1,646,187	2,765,808	3,805,157

As the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are the same, since the effect of potential common share equivalents is anti-dilutive.

3.	CASH AND CASH EQUIVALENTS AND AVAILABLE FOR SALE SECURITIES

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Included with cash are cash equivalents of $669,000 and $593,000 as of December 31, 2007 and 2006, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Available for sale securities consist of auction rate certificates with scheduled maturities greater than 90 days at the time of purchase.  We believe the structural features of the auction rate certificates, including an interest rate reset feature which adjusts the rate typically every 7 to 28 days, provide us with liquidity characteristics similar to cash equivalents. As provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have elected to treat all of our investments in marketable securities as “available-for-sale,” which requires that these investments be recorded at fair market value.  However, given the interest rate reset features of our auction rate certificates, the carrying value of these available for sale securities represents their fair value.  The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control.  Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying our investment.

The auction rate certificates are used by many student-loan providers, municipalities and other governmental authorities to raise cash to fund projects or operations, and money market funds. These auction rate certificates all have AAA/aaa credit ratings, consistent with our investment policy guidelines, and have long-term nominal maturities for which the interest rates are reset through periodic auctions every 7 to 28 days.  The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying our investment. This could result in future charges to our earnings.

As of December 31, 2007, our investments in auction rate certificates have maturities ranging from 17 to 38 years.  Despite the long-term nature of their stated contractual maturities, the Company has demonstrated the ability to liquidate these securities as needed and intends to liquidate them in 2008.  Accordingly, as these securities represent the investment of cash, which is available for operations, they have been classified as a current asset on the accompanying Consolidated Balance Sheets.  Refer to Note 14 for further discussion regarding a failure of a portion of the Company’s available for sale securities in the auction markets subsequent to year end.

Included with the carrying value of the available for sale securities was accrued interest income receivable of $59,000 and $85,000 as of December 31, 2007 and 2006, respectively.

Available for sale securities, stated at cost, which approximates fair market value, include the following at December 31, 2007 and 2006:

	2007	2006

State government agencies	$19,700,000	$36,650,000
Total available for sale securities	$19,700,000	$36,650,000

4.	FIXED ASSETS

Fixed assets are comprised of the following as of December 31:
	Estimated
	Useful Life
	(years)	2007	2006

Computer equipment	3	$1,447,000	$1,452,000
Scientific equipment	5	3,223,000	3,967,000
Furniture	7	349,000	780,000
Equipment under capital lease	5	43,000	161,000
Leasehold improvements	*	533,000	908,000
Less accumulated depreciation	**	(5,200,000)	(6,002,000)
Fixed assets, net		$395,000	$1,266,000

* -The estimated useful life of leasehold improvements is the lesser of the lease term or five years.

** - Amortization expense related to assets under capital lease is included in depreciation expense and accumulated depreciation.

In connection with the corporate headquarters move in the first quarter of 2008, as more fully discussed in Note 11, the Company wrote down assets by $296,000 to reduce their carrying value to estimated fair value.  These assets are recorded at their estimated fair value with their initial cost and related accumulated depreciation  written off.

In addition to the write down of assets mentioned above, the Company has identified fixed assets that it has classified as held for sale assets.  Due to the cost reduction initiatives that the Company implemented in 2006 and 2007, and with the move to a smaller corporate headquarters facility in the first quarter of 2008, these assets are no longer being effectively utilized.  The held for sale assets have a value at December 31, 2007 of $11,000 which represents the lower of their carrying value or their estimated fair value less costs to sell.  These assets held for sale are included with prepaid expenses and other assets on the balance sheet at December 31, 2007.  If not sold during 2008, they will be disposed of.  During the fourth quarter of 2007, equipment, primarily computer and scientific equipment, with a net book value of $1,000 was sold in several transactions with a resulting gain on sale of equipment of $302,000.

5.	STOCKHOLDERS’ EQUITY

On January 10, 2006, we issued 4,025,000 shares of our common stock in a public offering, which resulted in net proceeds of $39,002,000, after underwriting discounts and commissions of $2,053,000 and before expenses of $263,000.

In June 2003, our Board of Directors adopted a stockholder rights plan that provided for the issuance of rights to purchase shares of Series A Participating Preferred Stock, or Series A Preferred, of the Company. Under the plan, one preferred share purchase right was distributed for each outstanding share of common stock. Each purchase right entitles the holder to purchase from the Company one one-thousandth (1/1000th) of a share of Series A Preferred at a price of $112.00 per share, subject to adjustment. The rights become exercisable, with certain exceptions, ten business days after any party, without prior approval of our Board of Directors, acquires, or announces an offer to acquire, beneficial ownership of 15% or more of our common stock (with the exception of our largest shareholder, Dr. John N. Kapoor, who, along with parties affiliated with him, is permitted to acquire up to 30% of our common stock without triggering the rights issuance), we are acquired in a merger or other business combination, or 50% or more of our assets are sold after the time that the rights become exercisable, the rights provide that each right holder will receive, upon exercise, shares of the common stock of the surviving or acquiring company, as applicable, having a market value of twice the exercise price of the right. The rights expire on July 28, 2013, unless they are earlier redeemed or exchanged by the Company. No rights had been exercised as of December 31, 2007.

We maintain a Stockholder Rights Plan whereby rights to purchase shares of Series A Participating Preferred Stock become exercisable by our stockholders in the event a non-excluded party acquires, or attempts to acquire, 15% or more of our outstanding common stock.

6.	SHARE-BASED COMPENSATION

We currently sponsor the following share-based payment plans:

2006 Plan

In June 2006, our stockholders approved the NEOPHARM, Inc. 2006 Equity Incentive Plan, or the 2006 Plan.  The 2006 Plan provides for the issuance of stock options, non-vested stock, restricted stock, performance units or performance share awards to employees, directors and consultants convertible to up to 1,000,000 shares of our common stock. During the second quarter of 2007, the Board of Directors approved a resolution to increase the total shares available for issuance under the 2006 Plan to 3,400,000 shares.  In addition, the Board approved an increase in the number of shares of Common Stock that may be granted to any Grantee during any calendar year, or earned by any Grantee under any performance based award during any calendar year, from 500,000 to 750,000 shares.  Each of these Board resolutions were approved by the shareholders at the Annual Meeting of Stockholders held on August 16, 2007.  Awards under the 2006 Plan generally consist of stock options having an exercise price equal to the average of the lowest and highest reported sale prices of our common stock on the date of grant; vest ratably over four years; have a 10 year term; and are subject to continuous employment.  Stock awards granted to our non-employee directors under the 2006 Plan typically vest one year from the date of grant.  Awards under the 2006 Plan vest immediately upon a change in control, as defined in the 2006 Plan.  Although the 2006 Plan provides for the issuance of performance units and performance shares, we have not made grants of these types of awards.  The 2006 Plan limits to 500,000 the shares of common stock which may be issued pursuant to restricted stock or bonus stock awards.  As of December 31, 2007, 2,260,139 shares were available for issuance under the 2006 Plan.

2006 Employee Stock Purchase Plan

In June 2006, our shareholders also approved the 2006 Employee Stock Purchase Plan, or the Purchase Plan, under which eligible employees may purchase shares of common stock quarterly through payroll deductions. An aggregate of 100,000 shares of common stock may be issued under the Purchase Plan.  The price per share under the Purchase Plan is 85% of the lower of the closing price of the common stock on (i) the first business day of the plan period or (ii) the purchase date. The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after or prior to purchase the employee owns 5% or more of the total combined voting power or value of the our common stock.  During 2007 and 2006, 14,281 and 39,234 shares were issued under the Purchase Plan resulting in compensation expense of $10,000 and $54,000, respectively.  At December 31, 2007, 46,395 shares remained available for issuance.

The 1998 Plan

Our 1998 Equity Incentive Plan, or the 1998 Plan, provided for the grant of awards, primarily stock options, to employees, directors, and consultants to acquire up to 4,600,000 shares of our common stock.  Following the June 2006 shareholder approval of the 2006 Plan, no further awards have been or will be made under the 1998 Plan.  Option awards under the 1998 Plan were generally granted with an exercise price equal to the closing price of our common stock on the date of grant, but may have been granted with an exercise price of not less than 85% of the fair market value of our common stock.  Option awards under the 1998 Plan typically had a 10-year life and vested ratably on the first four anniversaries of the grant, subject to continuous employment.  Stock awards granted to our non-employee directors under the 1998 Plan typically vest one year from the date of grant.  Outstanding awards issued under the 1998 Plan vested immediately upon a change in control, as defined in the 1998 Plan.

Amounts recognized in the consolidated financial statements with respect to our share based compensation plans (including options and restricted stock) were as follows:

	Year Ended December 31,
	2007	2006	2005

Research and development	$37,000	$722,000	$-
Selling, general and administrative	331,000	1,337,000	758,000
Total cost of share-based payment plans
during period	$368,000	$2,059,000	$758,000

We have never capitalized, or recognized an income tax benefit from, share-based compensation.

For fiscal periods prior to our January 2006 adoption of SFAS 123(R), we used the APB 25 intrinsic-value method of accounting for share-based compensation.  The following table illustrates the effect on our net loss in prior year periods as if the SFAS 123 fair-value method of accounting had been applied:

2005

Net loss as reported	$(38,725,000)
Add: stock-based employee compensation
expense included in reported net loss (1)	758,000
Less: total stock-based employee compensation
expense determined under fair-value based
method for all awards	(1,647,000)

Pro forma net loss	$(39,614,000)

Basic and diluted loss per common share
As reported	$(1.64)
Pro forma	$(1.68)

(1)
Value of restricted stock granted to non-employee directors in 2005, compensation expense relating to options granted to an executive at 85% of fair value in 2005 and the grant of common stock to an executive in 2005.

During 2004, the Company awarded its then newly-hired CEO, Mr. Gregory P. Young, the right to receive up to 350,000 common stock options, which would be granted at the then fair market value upon the Company’s common stock reaching certain price levels for defined periods of time.

In March 2005, Mr. Young, resigned as CEO and a Director and became a consultant to the Company. Under the terms of the consulting agreement, Mr. Young agreed to serve as a consultant to the Company for a period of up to 12 months or until the termination of the Separation Agreement, whichever was earlier, during which time all options previously granted to Mr. Young continued to vest and remained exercisable until 90 days after termination as a consultant, resulting in the vesting of 62,500 options. All other options granted to Mr. Young were forfeited. For the year ended December 31, 2005, the Company recorded compensation expense of $236,000 related to the options granted to Mr. Young that continued to vest during the term of the consulting agreement.

    The following table summarizes employee and non-employee director stock option awards during the year ended December 31, 2007, 2006, and 2005:

	Shares	Weighted Average Exercise Price / Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2004	3,713,376	$13.17 / $9.38

Granted	960,875	$8.55 / $5.56
Exercised	(285,519)	$5.23 / $2.30
Forfeited, expired and or cancelled	(583,575)	$13.02 / $10.54

Outstanding at December 31, 2005	3,805,157	$12.99 / $8.82

Granted	929,400	$8.42 / $5.73
Granted out of the money	30,000	$6.51 / $3.46
Exercised	(180,000)	$3.75 / $3.22		$225,000
Forfeited, expired and or cancelled	(2,052,774)	$13.82 / $10.43

Outstanding at December 31, 2006	2,531,783	$11.28 / $8.29	7.33	$-

Granted	698,000	$1.38 / $1.02
Exercised	-
Forfeited, expired and or cancelled	(1,977,457)	$11.52 / $8.43

Outstanding at December 31, 2007	1,252,326	$5.35 / $3.82	6.85

Exercisable at December 31, 2007	497,275	$10.56 / $7.52	3.00	$-

We expect to recognize $869,000 of unrecognized share-based compensation at December 31, 2007, for our outstanding options over a weighted average period of 2.1 years.  The following table summarizes information about our stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
Range of	Options	Remaining Life	Average	Options	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price

$0.00 - $5.17	792,875	8.42	$1.43	94,875	$1.78
$5.73 - $8.60	153,000	7.33	$7.66	110,125	$7.77
$8.60 - $11.46	108,525	2.00	$9.36	107,625	$9.37
$11.46 - $14.33	51,912	3.89	$13.06	38,636	$13.27
$14.33 - $17.19	82,225	1.66	$16.54	82,225	$16.54
$17.19 - $20.06	23,340	6.18	$19.12	23,340	$19.12
$20.06 - $22.92	40,449	2.02	$22.19	40,449	$2.02

Total Options	1,252,326	6.85	$5.35	497,275	$10.56

In June 2005, we granted 36,010 shares of non-vested common stock to non-employee directors with a weighted average fair value of $9.76, all shares of which vested on June 16, 2006.  In June 2006, we granted 58,083 non-vested shares of common stock to non-employee directors with a weighted average fair value of $6.37 and one year vesting.  In June 2007, we granted 180,665 restricted shares of common stock to our chief executive officer with a weighted average fair value of $1.36 per share and a four year vesting period.  In August 2007, we granted 213,196 restricted shares of common stock to non-employee directors with a weighted average fair value of $0.99 and a one year vesting period.  As of December 31, 2007, there was a total of 393,861 restricted shares of common stock outstanding with unearned compensation of $345,000 which is expected to be earned within 8 months for the non-employee directors and 42 months for the chief executive officer.  No stock options were granted to non-employee directors during 2007.

Stock Option Valuation Information

    We have estimated the fair value of our stock option compensation using the Black-Scholes option-pricing model.  This model requires the use of subjective assumptions that have a significant impact on the fair value estimate.  The weighted-average estimated fair value of employee stock options granted as calculated using the Black-Scholes model and the related weighted-average assumptions follow:

	2007	2006	2005

Expected volatility	79.9%	67.9%	70.5%
Risk-free interest rate	4.0%	4.5%	4.3%
Expected term (in years)	7.00	6.25	6.25
Expected dividend yield	0.0%	0.0%	0.0%

Weighted average estimated
fair value of employee stock
options granted	$1.02	$5.73	$5.56

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

In August 2006, we entered into a separation agreement with Lawrence A. Kenyon, our former Chief Financial Officer, under which Mr. Kenyon’s employment status changed from employee to consultant reflecting his continued service to the Company.  Under the agreement, at that time 40,300 options were forfeited and 17,025 unvested employee stock options were reclassified to non-employee option grants which would vest through May 31, 2007 and were exercisable until August 29, 2007.  No grants were exercised.  We have recognized the expense for these non-employee grants accordingly.

We calculated the estimated fair value of the outstanding options granted to non-employees as of January 1, 2006 to be $1,652,000 and reclassified this amount from additional paid-in-capital to a liability.  The estimated fair value of the non-employee options is remeasured each reporting period with any change in estimated fair value recorded as a component of loss from operations in the accompanying Consolidated Statements of Operations.  As of December 31, 2007, 158,125 non-employee options were outstanding.  During 2007 and 2006, we recorded the benefit of the change in fair value of $95,000 and $1,551,000, respectively which resulted primarily from a decline in our stock price.

We use the Black-Scholes option-pricing model to estimate the fair value of the non-employee option grants over the remaining contractual terms of the outstanding options, which ranged from 8 months to 25 months at December 31, 2007.

7.	INCOME TAXES

From inception through October, 1995, we operated as an S Corporation for income tax purposes. Losses incurred during this period were reported on the stockholders’ tax returns, and are not available to the Company as a net operating loss carry forward. Since that time, losses incurred result in net operating loss carry forwards which could be used to offset possible future taxable income.

The net operating loss carry forwards will expire as follows:

Year of Expiration
2011	$1,882,000
2012	1,969,000
2018	3,122,000
2020	3,296,000
2021	12,500,000
2022	35,488,000
2023	52,200,000
2024	57,597,000
2025	40,990,000
2026	33,073,000
2027	11,916,000
Total net operating loss carryforwards	$254,033,000

We have general business credit carry forwards of approximately $6,476,000 which expire in the period 2011-2027, and an alternative minimum tax credit of approximately $40,000 which can be carried forward for an indefinite period.  At December 31, 2007, excess tax benefits related to employee stock options of $225,000 are not yet reflected in deferred tax assets, the related tax benefit of $88,000 would be recorded in Additional Paid in Capital when it reduces income taxes payable.

Under Section 382 of the Internal Revenue Code, if an ownership change of more than 50% occurs there are annual limitations on the amount of net operating loss and other deductions which would be available to us.  Accordingly, our ability to offset any future federal taxable income with net operating loss carryforwards arising before any such ownership changes may be limited.  The Company has not completed a formal analysis of ownership change and, thus, does not know the impact of such changes.  However, such limitations would not have a material impact on the financial statements as the net operating losses are fully reserved.  Our federal statutory tax rate is 35% while our effective tax rate is 0%.  Differences between the federal statutory and effective tax rates result from the establishment of a valuation allowance to reduce the carrying value of deferred tax assets to zero.

Significant components of the Company’s deferred tax assets and (liabilities) as of December 31 are as follows:

	2007	2006	2005

Net operating loss carry forwards	$99,070,000	$94,324,000	$81,540,000
General business credit carry forwards	6,476,000	6,340,000	5,790,000
Charitable contribution carry forwards	283,000	375,000	418,000
Alternative minimum tax credit carry forwards	40,000	40,000	40,000
Deferred revenue	-	780,000	780,000
Depreciation	47,000	(169,000)	(292,000)
Non-deductible stock compensation expense	762,000	744,000	233,000
Expense not currently deductible for tax purposes	290,000	149,000	172,000
Total deferred tax assets	106,968,000	102,583,000	88,681,000
Valuation allowance	(106,968,000)	(102,583,000)	(88,681,000)
Net deferred tax assets	$-	$-	$-

The valuation allowance increased by $4,385,000, $13,902,000 and $16,296,000 in each of the years ended December 31, 2007, 2006, and 2005, respectively. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment. Based upon our history of tax losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, we do not believe realization of these tax assets is more likely than not. As such, we have established full valuation allowances for the deferred tax assets.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.  The Company adopted the provisions of FIN 48 on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109.  FIN 48 also prescribes a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.   When applicable, the Company classifies interest on tax settlements as a component of interest expense and penalties on tax settlements as a component of administrative expense in its financial statements.

8.	TRANSACTIONS WITH RELATED PARTIES

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

9.	REDUCTION IN CLINICAL TRIAL EXPENSES

Prior to 2007, the Company had focused primarily on completing its Phase III PRECISE clinical trial.  In December 2006 ,we suffered a setback with the results of our PRECISE Trial.  As a result of the FDA’s conclusion that an additional Phase III trial would be required prior to acceptance of a potential biologics license application, or BLA, filing by the Company and potential commercialization, the Company brought the PRECISE Trial to an early conclusion.  As a result, a number of sites at which the trial was being conducted stopped their investigations at that time.  A final reconciliation of the services performed prior to 2007 and thereafter and determination of the remaining liability was completed in the fourth quarter of 2007.  The Company did not incur all the costs which had been anticipated and accrued at end of 2006.  As a result, the Company recorded a reduction in research and development expenses relating to the PRECISE Trial of $900,000 in the fourth quarter of 2007 to adjust the accrual for clinical trial expenses to the balance remaining to be paid.

10.	EMPLOYEE TERMINATION COSTS

Following the Company’s announcement on March 29, 2007 that an additional Phase III clinical trial will be required  before the FDA will consider approving its drug product candidate, Cintredekin Besudotox, the Company initiated an organizational realignment in April 2007 which reduced the workforce from 36 to 20 employees.   The reorganization included the agreement of Dr. Jeffrey Sherman, the Company’s Executive VP-Chief Medical Officer and Mr. Timothy Walbert, the Company’s Executive VP-Commercial Operations, to step down, which occurred in June 2007 and  May 2007, respectively.   In connection with the original terms of employment, the Company was obligated to pay these Executives continued salary equal to $137,500 and $120,000, respectively.  The Company recorded a total charge of $598,000 related to these two executives and severance related costs for 14 employees that were part of the Company’s reduction in workforce.  All payments were made in 2007 with no accrued employee termination costs carried forward into 2008.

The employment of Mr. Guillermo Herrera, the former CEO of the Company, was terminated effective March 23, 2007.  Since that date, he has retained counsel and on May 7, 2007, Mr. Herrera’s attorney filed a suit entitled Guillermo Herrera vs. NeoPharm, Inc., Case No. 2007 L 004711 in the Circuit Court of Cook County, Illinois.  See Note 13 “Contingencies” for further discussion.

During 2006, we reduced our workforce by 40 associates under an organizational realignment initiative.   In May 2006, Dr. Imran Ahmad resigned as the Company’s Executive Vice President and Chief Scientific Officer and, in accordance with the terms of his original offer letter, Dr. Ahmad received a  twelve-month salary continuation and a separation payment of $20,000.  Additionally, in June 2006, we entered into a separation and consulting agreement with our former Chief Financial Officer, Mr. Larry Kenyon which became effective August 31, 2006.  Under this agreement, Mr. Kenyon received a nine-month salary continuation, reimbursement of medical and dental coverage and his previously granted options continued to vest during the consulting period.  In December 2006, we completed an additional organizational realignment initiative which resulted in a workforce reduction of 14 positions, or approximately 20% of the workforce at that time and recorded related expense of $230,000.  Aggregate 2006 employee termination costs related to 2006 reorganization and separation agreements were $1,528,000.  Accrued but unpaid employee termination costs included in other accrued expenses at December 31, 2006, totaled $415,000 and were paid in the first half of 2007.

The employee termination costs over the past two years are summarized in the following table:

	Employee Termination Costs
	2007	2006

Beginning Accrual Balance	$415,000	$-

Accrued costs	598,000	1,528,000
Payments	(1,013,000)	(1,113,000)

Ending Accrual Balance	$-	$415,000

11.	FACILITY CONSOLIDATION COSTS

During the third quarter of 2007, the Company recorded an impairment charge totaling $296,000 to reduce the carrying value of fixed assets, primarily furniture and fixtures, to their estimated net realizable value.  With the lease on the Company’s corporate headquarters expiring at March 31, 2008, the Company has signed a lease for a new facility into which it has moved in the first quarter of 2008.  As the new space is significantly smaller than the current space, the Company will be required to sell excess furniture and equipment.  This charge reduces the carrying value to its estimated net realizable value upon disposal.

The lease on our Waukegan facility, from which we are moving to the new facility in Lake Bluff, expires on March 31, 2008.  In this lease there is an obligation for us to restore the facility to its original condition when we moved into the facility.  As a result, for the year ended December 31, 2007, we have accrued an estimated cost of our restoration obligation of $200,000.

In 2006, in connection with our facility consolidation, we vacated our office space in Lake Forest, Illinois and have included $5,000 and $238,000 in other accrued expenses as the remaining estimated lease exposure at December 31, 2007 and December 31, 2006, respectively.  In 2006, we recorded a $339,000 charge for estimated lease exposure related to our former Lake Forest, Illinois office space and wrote off $94,000 in related equipment and leasehold improvements.  This office space has been sublet through March 31, 2008, the end of the lease period.

12.	COMMITMENTS

Manufacturing Commitment--To secure access to manufacturing capacity for the potential manufacture, scale-up of manufacturing and regulatory advancement of Cintredekin Besudotox, we entered into agreements with a contract manufacturing organization.  Under the terms of the agreements, we may be obligated to pay half of the committed processing costs, or approximately $1.8 million, should we elect not to utilize such capacity.   However, at December 31, 2007, management does not feel that there is an obligation to pay this amount.  Refer to Note 13 for further discussion.

License and Research Agreements—From time to time we enter into license and research agreements with third parties. As of December 31, 2007, we had significant agreements with three parties, as described below.

Georgetown University—We have entered into two license agreements with Georgetown whereby we obtained an exclusive worldwide license to use certain technologies. In exchange for the grant of one of these exclusive licenses that is related to taxane derivatives, we agreed to pay Georgetown a royalty, ranging from 1.25% to 2.50% of any net sales from our products incorporating such technologies as covered by the licensed patents. The royalty will be payable for the life of the related patents. Additionally, we may be obligated to pay $400,000 upon entering into any sublicense agreement and $250,000 upon approval of a New Drug Application, or NDA.

In July 2007, we entered into an exclusive license to use certain antisense technologies covered by certain US patents.  In exchange for the grant of this license, we paid Georgetown a non-refundable license issue fee of $10,000 and are liable for yearly maintenance fees of $20,000.  In addition, we agreed to pay Georgetown a royalty of 2.75% of net sales from our products incorporating these technologies and 50% of any royalties received from sublicensees.  We may also be obligated to make milestone payments totaling $900,000 upon achievement of certain objectives.

National Institutes of Health—We entered into an exclusive worldwide licensing agreement with the NIH in 1997 to develop and commercialize IL13-PE38QQR (Cintredekin Besudotox). The agreement required us to pay NIH a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000, which increase to $25,000 after the first commercial sale. The agreement further provides for us to make milestone payments to NIH of up to $585,000 and royalties of up to 3.50% based on any future product sales.  We made the first milestone payment of $25,000 to NIH in November 1999 after the filing of the U.S. Investigational New Drug IND application for IL13-PE38QQR.  We are required to pay the costs of filing and maintaining product patents on the licensed patents. The agreement extends to the expiration of the last to expire of the patents on the licensed patents, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and us. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either party may unilaterally terminate by giving advanced notice.

On May 30, 2006 we entered into a non-exclusive Patent License Agreement with the NIH providing us with a non-exclusive license to utilize a patented process owned by the U.S. government relating to convection enhanced delivery, or CED, for us to use with drugs, including Cintredekin Besudotox in the treatment of gliomas, in the U.S., its territories and possessions.  Under the terms of this Patent License Agreement, we have paid NIH a noncreditable, nonrefundable license issue royalty of $5,000 and have agreed to pay a nonrefundable, minimum annual royalty of $2,000, which will be credited against earned royalties, which are fixed at one-half of one percent (0.5%) on aggregate future product sales over $100 million.  An additional benchmark royalty of $20,00 is payable within thirty (30) days of receiving approval from the U.S. FDA of approval to use the licensed CED process in administrating a drug for the treatment of gliomas.  Pursuant to an amendment to this Patent License Agreement entered into in August 2006, we expanded the field of use to cover the treatment of cancer, were given the right to sublicense our rights and extended the time for us to reach certain benchmarks.  In return for these additional rights, we agreed to pay additional sublicensing royalties one and one-half percent (1.5%), to a maximum of $200,000, on the fair market value of any upfront consideration received for granting a sublicense.

In June 2007, we entered into an exclusive worldwide license agreement with the NIH to develop and commercialize IL13-PE38QQR (Cintredekin Besudotox) for use in the treatment of asthma and pulmonary fibrosis.  Upon entering the contract, we paid NIH a non-refundable license issue royalty of $125,000 and have agreed to pay an annual royalty of $20,000, which will be credited against earned royalties, which are fixed at four percent (4%) of net sales, including those of sublicensees.  In addition, we may be obligated to make milestone payments totaling $1,410,000 upon achievement of certain objectives.  We are required to pay the costs of filing and maintaining product patents on the licensed patents. The agreement extends to the expiration of the last to expire of the patents on the licensed patents, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and us. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either party may unilaterally terminate by giving advanced notice.

U.S. Food and Drug Administration—In 1997 the Company entered into a Cooperative Research and Development Agreement, or CRADA, with the FDA. Pursuant to the CRADA, we committed to work to commercialize the IL13-PE38QQR chimeric protein which we licensed from NIH. The FDA agreed to collaborate on the clinical development and commercialization of IL13-PE38QQR.   In September 2005, we and the FDA agreed to extend the term and funding of the CRADA through July 2009 for $165,000 per year.

Clinical Trial Commitment—In August 2007, the Company entered into an agreement with Excel Life Science for the completion of Phase II clinical trials with the use of LEP-ETU for the treatment of metastatic breast cancer.  The agreement contains milestone payments which are based upon stages of completion of the phase II clinical trials.  The total of these payments is potentially $349,000 for the clinical trials which began in the first quarter of 2008.

Lease Commitments—We have noncancelable operating leases, for office space and research and development facility, which expire in March 2008 and require us to pay all executory costs such as maintenance and insurance.  A sublease on the Lake Forest facility was effected for the period from July 2007 through March 2008.  The Company has signed a new lease for seven years for space in a facility to replace the expiring leases.  Rental payments include minimum rentals plus contingent rentals based on common area maintenance expenses and property taxes.

Rental expense, net of the 2007 sublease receipts for the Lake Forest facility of $40,000, for the three most recent fiscal years consisted of the following:

	2007	2006	2005

Minimum rentals	$206,000	$395,000	$541,000
Contingent rentals	138,000	244,000	194,000
Rental Expense	$344,000	$639,000	$735,000

In October 2007, the Company signed a three year lease for information technology network equipment for the Company’s information services applications.  The total of these payments for the three year period is $183,000.

Future minimum lease payments under noncancelable operating leases as of December 31, 2007 are:

Year ending December 31:
2008	$348,000
2009	320,000
2010	324,000
2011	271,000
2012	279,000
Later years	659,000
Total minimum lease payments	$2,201,000

    The Company has a five year capital lease on five copy machines which expires in January 2011.  Their gross asset value in Fixed Assets-Furniture was $161,000 at the beginning of the lease in February 2006.  Included in the capitalized amount  is imputed interest of $28,000.  These copiers were included in the impairment writedown in the third quarter of 2007.  The impairment for these copiers was $64,000 leaving a gross asset value at December 31, 2007 of $43,000.  Depreciation expense for the capitalized copiers was $27,000 and $30,000 for the years ended 2007 and 2006, respectively.  Minimum future lease payments under a capital lease as of December 31, 2007 are as follows:

For the year ending December 31, 2008	$38,000
For the year ending December 31, 2009	38,000
For the year ending December 31, 2010	38,000
For the year ending December 31, 2011	3,000
Subsequent to 2011	-

Total minimum lease payments	117,000
Less amount representing interest	(11,000)
Present value of minimum lease payments	$106,000

Termination and Employment Agreements—On October 28, 2005, NeoPharm entered into an employment agreement with Guillermo A. Herrera (the “Herrera Agreement”) to serve as its President and CEO and member of the Board of Directors.  Under the terms of the Herrera Agreement, Mr. Herrera received an annual base salary of $425,000 and a grant of shares of the Company’s common stock, at the time of hire, equal to a total fair market of $200,000 based upon the closing price as of October 28, 2005.  Mr. Herrera was also eligible for an annual performance-based bonus payment and received a monthly car allowance of $1,000.  Additionally, Mr. Herrera received a common stock option grant of 500,000 options with a grant price equal to the fair market value on the date of grant.  These options were to vest in four equal annual installments on the anniversary of the option grant date.

In May 2006, Dr. Imran Ahmad resigned as the Company’s Executive Vice President and Chief Scientific Officer and, in accordance with the terms of his original offer letter, Dr. Ahmad received a twelve-month salary continuation and a separation payment of $20,000.  Additionally, in June 2006, we entered into a separation and consulting agreement with our former Chief Financial Officer, Mr. Larry Kenyon, which became effective August 31, 2006.  Under this agreement, Mr. Kenyon received a nine-month salary continuation, reimbursement of medical and dental coverage and his previously granted options continued to vest during the consulting period.

On March 23, 2007, the Company terminated the employment of Mr. Guillermo Herrera, its President and Chief Executive Officer.  In accordance with his employment agreement, Mr. Herrera was scheduled to receive a salary continuation of approximately $35,400 per month for twelve months.  However, subsequent to his termination, the Company determined that, based on the terms of the employment agreement, no salary continuance was due Mr. Herrera and further payments were stopped.  Refer to Note 13 for further discussion.

On March 23, 2007, the Company entered into an employment agreement with Mr. Laurence P. Birch (the “Agreement”) to serve as its President and Chief Executive Officer.  Mr. Birch was elected to the Company’s Board of Directors on March 30, 2007.   Under terms of the Agreement, Mr. Birch has been provided an annual base salary of $275,000 and a target bonus of 50% of his base salary based on performance criteria to be established by the Board in consultation with Mr. Birch, with the potential to earn up to 100% of his base salary for over achievement of performance criteria.  In the event the Company terminates Mr. Birch’s employment without cause, he would be entitled to receive a continuation of his then current base salary for a period of twelve months.    In the event of a termination after a change of control of the Company, Mr. Birch would receive, in addition to twelve months’ salary continuation, a lump sum payment equal to the prior year’s bonus, if any, plus accelerated vesting of all options or restricted stock.

On May 10, 2007, Mr. Timothy Walbert, Executive Vice President-Commercial Operations, and the Company  entered into a Separation Agreement and Mutual Release providing for Mr. Walbert’s termination to take effect May 31, 2007. Pursuant to the terms of the Agreement, NeoPharm paid Mr. Walbert salary continuance for six months during the period June 1, 2007 through November 30, 2007, at the rate of $20,000 per month, and reimbursement for COBRA coverage for the period June 1, 2007 through July 31, 2007.

On May 24, 2007, Dr. Jeffrey W. Sherman, Executive Vice President-Chief Medical Officer, and the Company entered into a Separation Agreement and Mutual Release providing for Dr. Sherman’s termination to take effect June 18, 2007.  Pursuant to the terms of the Agreement, NeoPharm paid Dr. Sherman salary continuance for six months during the period June 18, 2007 through December 18, 2007, at the rate of $22,917 per month, and reimbursement for unused vacation time and for COBRA coverage for the period June 18, 2007 through August 18, 2007.

Defined Contribution Retirement Plan (401(k) Plan)—We sponsor a 401(k) Plan covering all full-time employees. Participants may contribute up to legal limitations.  The 401(k) Plan provides for us to make qualified non-elective contributions on behalf of all eligible participants.  Employees are eligible to receive the non-elective contribution if they were eligible to participate in the 401(k) plan at any time during the year.  The contribution is 3% of an employee’s eligible compensation. Our qualified non-elective  contributions were $99,000, $252,000 and $288,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

13.	CONTINGENCIES

In December 2006, we suffered a significant setback with the results of our Phase III clinical trial of Cintredekin Besudotox, the PRECISE trial.  Patients in the PRECISE trial received treatment either with Cintredekin Besudotox or with Gliadel® Wafers, a product currently approved to treat this disease. The primary endpoint of the study was to determine if there was a statistically significant overall patient survival difference between patients treated with Cintredekin Besudotox and patients treated with Gliadel® Wafers. The Phase III PRECISE trial did not meet the primary endpoint at 215 deaths.  After the announcement of the PRECISE trial results, the Company met with its Scientific Advisory Board to identify potential regulatory paths forward, meaning a rationale for FDA approval, based on the totality of the clinical data gathered to date.  In a meeting with the Company on March 28, 2007 to review the PRECISE trial results, the FDA concluded that an additional Phase III trial would be required prior to acceptance of a potential BLA filing by the Company.

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

NeoPharm, Inc. and certain of our former officers have been named in a consolidated amended complaint, which alleges various violations of the federal securities laws in connection with our public statements regarding our LEP drug product candidate during the period from October 31, 2001 through April 19, 2002.  On November 4, 2002, we moved to have the complaint dismissed. Our motion to dismiss was granted in part and denied in part in February 2003.  In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend seeks to include certain pre-class period statements in the complaint. The motion for summary adjudication asks the Court to rule that certain statements made in an arbitration award regarding the LEP drug product candidate be deemed facts established in this proceeding. On February 23, 2007, the Court entered an order denying both the plaintiffs’ motion to amend and the plaintiffs’ motion for summary adjudication.  Fact and expert discovery is closed and the dispositive motion filing deadline was March 21, 2008.  No trial date has yet been set.  We intend to vigorously defend each and every claim in the complaint.  Management is unable to estimate the potential outcome or range of possibilities, if any.  In addition, we maintain insurance coverage to mitigate the financial impact of any potential loss.

The employment of Mr. Guillermo Herrera, the former CEO of the Company, was terminated effective March 23, 2007.  Since that date, he has retained counsel and on May 7, 2007, Mr. Herrera’s attorney filed a suit entitled Guillermo Herrera vs. NeoPharm, Inc., Case No. 2007 L 004711 in the Circuit Court of Cook County, Illinois, seeking payment of $212,500 for his 2006 bonus and $25,000 for a salary increase for 2007.  Subsequent to this filing, the Company determined that under the terms of his employment agreement the Company should not be responsible for the payment of severance and terminated further payments.  Mr. Herrera filed an Amended Complaint on February 21, 2008 alleging breach of his employment agreement with the Company, defamation, and tortiously presenting plaintiff in a false light.  Mr. Herrera seeks an additional $363,612 representing the remaining severance payments, plus attorneys’ fees and costs.  Mr. Herrera also seeks unspecified compensatory and punitive damages.  The Company is vigorously defending this matter. We are unable at this time to make any prediction as to the outcome of this litigation.

We entered into various contractual arrangements, primarily during the fourth quarter of 2006, under take or pay agreements, with Diosynth Biotechnology, Inc. (“Diosynth”), to secure access to manufacturing capacity for the potential manufacture and regulatory advancement of Cintredekin Besudotox through early 2008.  As a result of the FDA’s decision to require additional Phase III clinical testing of Cintredekin Besudotox, the Company advised Diosynth that the timing of further work to support a potential BLA submission must be delayed.  Diosynth has indicated that such a delay constitutes a default under our contract.  In response, the Company invoked the dispute resolution provisions of the contract in an attempt to resolve these and other differences between the two companies.  A dialogue between the senior executives of our Company and Diosynth was initiated, but no resolution has been forthcoming.  In the event these discussions fail to resolve the parties’ differences, the contract provides for mediation and eventually binding arbitration.  Under the terms of the various contractual arrangements, if the Company can not settle its outstanding differences with Diosynth, and Diosynth should refuse to delay the related disputed manufacturing activity, and such dispute were to culminate in an arbitration judgment against the Company, we may be obligated to pay half of the disputed processing costs.  The Company estimates the potential exposure to be approximately $2.1 million at December 31, 2007.

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

14.	SUBSEQUENT EVENTS

Subsequent to December 31, 2007, all of the auction rate certificates held by the Company in February 2008 have experienced failed auctions.  An auction failure is not a default.  An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers of the reset dates.  Because the investments typically have provisions such that the interest rates reset at higher percentages upon failure in the auction market, the issuers have a strong incentive to restructure and repurchase the underlying bonds.  However, this process could take time and as a result, the Company’s ability to liquidate these investment and fully recover the carrying value of the investment in the near term may be limited or not exist.  If the issuers are unable to successfully close future auctions and their current AAA credit rating deteriorates, the Company may in the future be required to record an impairment charge on these investments.  Should the Company need to sell these securities in order to meet cash needs in markets other than a successful auction, the Company could be required to accept less than the face value and therefore, recognize a loss.

15.	QUARTERLY FINANCIAL DATA (unaudited)

The following table summarizes the quarterly financial data for the years ended December 31, 2007 and 2006.

NeoPharm, Inc
Condensed Consolidated Statements of Operations
(Unaudited)

		2007
	First	Second	Third	Fourth

Revenue	$-	$-	$-	$-
Research and development expenses	3,007,000	1,500,000	1,668,000	195,000
Selling, general, and administrative expenses	2,862,000	1,973,000	1,265,000	1,263,000
Cost reduction initiative costs	-	555,000	296,000	243,000
Other Income	-	-	2,000,000	-

Net loss	$(5,453,000)	$(3,615,000)	$(881,000)	$(1,052,000)
Net loss per basic and diluted share	$(0.19)	$(0.13)	$(0.03)	$(0.04)

		2006
	First	Second	Third	Fourth

Revenue	$2,000	$8,000	$1,000	$-
Research and development expenses	5,844,000	6,037,000	4,319,000	4,999,000
Selling, general, and administrative expenses	3,046,000	4,496,000	3,266,000	3,328,000
Reorganization costs	-	570,000	1,156,000	235,000

Net loss	$(7,679,000)	$(9,791,000)	$(8,004,000)	$(7,734,000)
Net loss per basic and diluted share	$(0.28)	$(0.35)	$(0.29)	$(0.28)