Form 10-K/A
period 2007-12-31
NEOPHARM INC
filed 2008-04-25
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K/A
(Amendment No. 1)
(MARK ONE)
☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
Or
☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From __________ To _____________

COMMISSION FILE NUMBER 33-90516
__________________________
NEOPHARM, INC.
(Exact Name of Registrant as Specified in its Charter)
DELAWARE	51-0327886
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
101 WAUKEGAN ROAD, SUITE 970
LAKE BLUFF, ILLINOIS 60044
(Address of Principal Executive Offices) (Zip Code)
(847) 887-0800
(Registrant's Telephone Number, Including Area Code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, $.0002145 PAR VALUE
PREFERRED STOCK PURCHASE RIGHTS
(Title of each class)
__________________________
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the registrant's common stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of 10% of the registrant's stock) of the registrant, par value $.0002145 per share, (based on the closing price of such shares on the NASDAQ on June 30, 2007) was $25,965,000.  As of April 17, 2008 there were 28,491,155 shares of common stock outstanding.

NEOPHARM, INC.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2007 originally filed March 28, 2008 (“Original Annual Report”) solely to incorporate information previously omitted from Part III, Items 10, 11, 12, 13 and 14. We are also updating the Signature Page and Exhibits 31.1 and 31.2. Other than as set forth herein, the registrant has not undertaken to update any information provided in the Original Annual Report.

________________________________

INDEX

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11	EXECUTIVE COMPENSATION

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15	EXHIBITS

PART III

ITEM 10              DIRECTORS, EXECTUIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors as of April 17, 2008.

Name	Age	Position
Executive Officers
Laurence P. Birch	48	President and Chief Executive Officer; Acting Chief Financial Officer; and Director
Dr. Shahid Ali	57	Executive Vice President-Research and Development
Non-Employee Directors
John N. Kapoor	64	Chairman of the Board of Directors
Frank C. Becker	72	Director
Bernard A. Fox	54	Director
Paul E. Freiman	73	Director

Executive Officers

Laurence P. Birch joined NeoPharm in March 2007 as President, Chief Executive Officer and as a director and was appointed Acting Chief Financial Officer in April 2007.  Prior to joining the Company, Mr. Birch served as Sr. Vice President and CFO, and Interim President and CEO, of AKSYS, Ltd., a hemodialysis developer and manufacturer from 2005 to 2006.  Prior to that, Mr. Birch served as co-founder and managing director of Stratego Partners, a cost management consulting firm, from 2003 to 2005, Sr. Vice President-Business Development and CFO of Technology Solutions, Inc., a systems integration and consulting company, during 2002, CFO of Brigade, Inc., an internet support company, from 1999 to 2000, and five years with MCI Systemhouse where he held a variety of senior finance and general management positions.  Mr. Birch began his career with Baxter Healthcare, a manufacturer and supplier of pharmaceuticals and medical devices, where, over the course of 13 years, he held a variety of positions.  Mr. Birch is a director of DataTrak International, Inc., a provider of technology and services to the clinical trial industry.  Mr. Birch holds a Bachelor of Science-Finance from the University of Illinois and a MBA from Northwestern University-Kellogg Graduate Business of Management.  Mr. Birch is also a Certified Public Accountant.

Dr. Shahid Ali joined NeoPharm in January 2001, as Associate Director of Research and Development, and assumed the position of Executive Vice President, Research and Development in September 2007.  Since joining the Company, Dr. Ali has held positions of increasing responsibility in Research and Development.  Previously, Dr. Ali was a Group Leader at EpiGenesis Pharmaceuticals Inc. where he directed pre-clinical program for antisense oligonucleotide based therapeutic intervention in pulmonary diseases including bronchial asthma.  Prior to EpiGenesis, Dr. Ali spent 10 years at School of Medicine, East Carolina University, most recently serving as an Associate Research Professor in the departments of Medicine/Pharmacology.  Dr. Ali received his M.S and Ph.D degrees from Lucknow University, Lucknow, India.

Executive officers are appointed annually by the Board of Directors.

Non-employee Directors

John N. Kapoor has been a Director of the Company since its formation in 1990 and has served as Chairman from 1990 to 2004 and from June 2006 to the present.  Dr. Kapoor is the sole shareholder and President of EJ Financial Enterprises, Inc., a health care consulting and investment company.  In addition, Dr. Kapoor serves as a director and Chairman of Akorn, Inc., a manufacturer, distributor and marketer of generic ophthalmic products and is a director of Introgen Therapeutics, Inc., a gene therapy company.  Dr. Kapoor received a Ph.D. in medicinal chemistry from the State University of New York at Buffalo and a B.S. in pharmacy from Bombay University, India.

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

Bernard A. Fox joined the Board in November 2004.  Dr. Fox has been Chief of the Laboratory of Molecular and Tumor Immunology at the Robert W. Franz Cancer Research Center, within the Earle A. Chiles Research Institute at the Providence Portland Medical Center in Portland, Oregon and, also, Associate Professor in the Departments of Molecular Microbiology and Immunology and Environmental & Biomolecular Systems at Oregon Health and Science University School of Medicine in Portland, Oregon since 1994.  Dr. Fox received his post-doctoral training as a Staff Fellow in the Surgery Branch, Division of Cancer Treatment, Clinical Oncology Program at the National Cancer Institute at the National Institutes of Health in Bethesda, Maryland from 1985 to 1987 and was a Senior Staff Fellow there from 1987 to 1990.  Dr. Fox is also Vice President of The International Society for the Biological Therapy of Cancer, is a member of the scientific advisory board of the Biological Development Association (Europe), and serves as President and Chief Executive Officer of UBIVAC LLC, a development stage biotechnology company.

Paul E. Freiman joined the Board in November 2004.  Mr. Freiman is currently the President, Chief Executive Officer and a director of Neurobiological Technologies, Inc., a biotechnology company, a post he has held since May 1997.  Mr. Freiman served as Chairman and Chief Executive Officer of Syntex Corporation, a pharmaceutical company, from 1990-1995.  Mr. Freiman currently serves on the boards of Penwest Pharmaceutical Co., a pharmaceutical company, Calypte Biomedical Corporation, a developer of in vitro testing solutions, NovaBay Pharmaceuticals, Inc., a biopharmaceutical company, and Otsuka America Pharmaceuticals Inc., a pharmaceutical company.  Mr. Freiman has been chairman of the Pharmaceutical Manufacturers Association of America (PhRMA) and has also chaired a number of key PhRMA committees.  Mr. Freiman holds a B.S. degree in pharmacy from Fordham University and an honorary doctorate from the Arnold & Marie Schwartz College of Pharmacy.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Copies of these reports must also be furnished to us.

Based solely on our review of copies of reports furnished to us, or written representations that no reports were required, we believe that during 2007 our executive officers, directors and 10% stockholders complied with all filing requirements of Section 16(a) in a timely manner, with the exception that Director Becker was late in filing a single Form 4 with respect to a disposition of shares.

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

Audit Committee

The Audit Committee currently consists of Messrs. Becker, Freiman, and Fox, with Mr. Becker serving as chairman.  The Board of Directors has determined that each of the current members of the Audit Committee meets the independence criteria prescribed by the rules of the Securities and Exchange Commission ("SEC") for audit committee membership and is an “independent director” as defined in NASDAQ Rule 4200(a)(15).  The Board has determined that Mr. Freiman qualifies as an audit committee financial expert, as defined by the regulations promulgated by the SEC.  The Audit Committee operates pursuant to a written charter, a copy of which is available at the Company’s website at www.neopharm.com.

Stockholder Recommendations for Board Nominees

Our Corporate Governance Committee evaluates any stockholder recommendations for Board membership.  The charter for our Corporate Governance Committee is available on our website at www.neopharm.com.  We did not implement any changes to our process for evaluating stockholder recommendations of director nominees during 2007.

ITEM 11.             EXECUTIVE COMPENSATION

Summary of Compensation.

The following table sets forth certain summary compensation information for the fiscal years ended December 31, 2007 and 2006, for services rendered by each person who served as the principal executive officer of the Company at any time during 2007, other executive officers of the Company as of December 31, 2007, and two additional former executive officers who would have been among our most highly compensated executive officers if they had been serving as executive officers on December 31, 2007.  We refer to these individuals collectively as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus($)(6)	Stock Awards($)(7)	Options Awards(7)		Non-Equity Incentive Plan Compensation	All Other Compensation(9)(10)	Total

Laurence P. Birch, (1)	2007	$212,596	$137,500	$32,886	$80,528		$-	$10,900	$474,410
Chief Executive Officer , President & Acting Chief Financial Officer

Guillermo A. Herrera, (2)	2007	$107,343	$-	$-	$-		$-	$59,345	$166,688
Former Chief Executive Officer and President	2006	$425,000	$-	$-	$773,671	(8)	$-	$19,290	$1,217,961

Dr. Shahid Ali, (3)	2007	$160,370	$42,863	$-	$51,048		$-	$5,611	$259,892
Executive Vice President, Research & Development

Jeffrey Sherman, M.D., (4)	2007	$136,460	$-	$-	$-		$-	$143,244	$279,704
Former Chief Medical Officer and Executive Vice-President	2006	$275,000	$-	$-	$94,400	(8)	$-	$10,824	$380,224

Tim Walbert, (5)	2007	$100,311	$-	$-	$-		$-	$125,509	$225,820
Former Executive Vice President, Commercial	2006	$230,154	$50,000	$-	$153,419	(8)	$-	$12,088	$445,661
Operations

(1)	Mr. Birch joined the Company as President and CEO on March 23, 2007.
(2)	Mr. Herrera is the Company’s former President and Chief Executive Officer; Mr. Herrera’s employment with the Company ended March 23, 2007.
(3)	Dr. Ali joined the Company in January 2001, and was promoted to the position of Executive Vice President, Research & Development on September 15, 2007.
(4)	Dr. Sherman served as the Chief Medical Officer and Executive Vice President of the Company until June 18, 2007.
(5)	Mr. Walbert served as Executive Vice President-Commercial Operations of the Company until May 31, 2007.
(6)
The bonus figures for 2007 for Mr. Birch and Dr. Ali reflect amounts earned in 2007, though the amounts were paid in 2008.  The amount reported under this column for Mr. Walbert represents a signing bonus paid upon his hire in 2006.

(7)
Amounts reported reflect expense determined utilizing FASB Statement No. 123 (R), Share Based Payment, related to share and option awards for 2006 and 2007; no forfeiture rate assumption is applied.  All options and stock amounts vest over four years after the date of grant unless otherwise noted.  Please refer to the footnotes to the 2007 and 2006 financial statements for descriptions of the assumptions utilized to determine the compensation expense associated with these awards.

(8)
These options have all expired following Mr. Herrera's departure from the Company in March 2007, Dr. Sherman’s departure from the Company in June 2007 and Mr. Walbert’s departure from the Company in May 2007.

(9)
For  2007, the amount reported for Mr. Birch represents the Company’s contribution to his 401K account ($5,500) and his aggregate car allowance ($5,400); the amount reported for Mr. Herrera represents the Company’s contribution to his 401K account ($3,220), payments made due to his termination from the Company ($53,125) and his aggregate car allowance ($3,000); the amount reported for Dr. Ali represents the Company’s contribution to his 401K account ($4,811) and his aggregate car allowance ($800); the amount reported for Dr. Sherman reflects the Company’s contribution to his 401K account ($4,094), his aggregate car allowance ($1,650) and payments made due to his termination from the Company ($137,500); the amount reported for Mr. Walbert reflects the Company’s contributions to his 401K account ($3,009), his aggregate car allowance ($2,500) and payments made due to his termination from the Company ($120,000).

(10)
For  2006, the amount reported for Mr. Herrera represents the Company’s contribution to his 401K account ($6,600), life insurance premiums paid by the Company ($690) and his aggregate car allowance ($12,000); the amount reported for Dr. Sherman reflects the Company’s contribution to his 401K account ($6,600), his aggregate car allowance ($3,600) and life insurance premiums paid by the Company ($624); the amount reported for Mr. Walbert reflects the Company’s contributions to his 401K account ($6,150), his aggregate car allowance ($5,750) and life insurance premiums paid by the Company ($188).

Employment Agreements

Mr. Birch.   On March 23, 2007, the Company entered into an employment agreement (the “Birch Employment Agreement”) with Mr. Laurence P. Birch in connection with Mr. Birch’s appointment as President and Chief Executive Officer of the Company.  Under the terms of the Birch Employment Agreement, Mr. Birch was provided with a base salary of $275,000.  Additionally, upon commencing his employment, Mr. Birch was granted an option to acquire 300,000 shares of the Company’s Common Stock at an exercise price of  $1.90 per share, which was the average of the high and low price of the Company’s Common Stock on the date of grant.  Mr. Birch’s stock option is scheduled to vest in four equal annual installments of 75,000 shares on each of the first four anniversaries of the stock option grant date provided Mr. Birch is still providing services to the Company on each such date.  Additionally, and again pursuant to the terms of the Birch Employment Agreement, in June 2007 the Company provided an award of 180,665 shares of restricted stock (which vests over four years from the date of grant) to Mr. Birch.  Each year during his employment, Mr. Birch is eligible to receive a target bonus of up to 50% of base salary and an overachievement bonus of up to an additional 50% of the base salary, in each case based on the achievement by the Company and Mr. Birch of certain specific plans and goals established annually by the Compensation Committee in consultation with Mr. Birch.

The Birch Employment Agreement provides for automatic termination in the event of Mr. Birch’s death or in the event that he suffers a Disability (as defined in the agreement).  In the event Mr. Birch’s employment terminates on account of his death or Disability, Mr. Birch (or his estate) would be entitled to receive his accrued base salary through the date of termination.  Additionally, the Company may terminate Mr. Birch’s employment at any time, with or without cause (as defined in the agreement), effective upon written notice and Mr. Birch may terminate his employment at anytime upon 30 days prior written notice.  In the event of a termination for cause or upon Mr. Birch’s election to terminate his employment, Mr. Birch would be entitled to receive accrued base salary through the date of termination.  In the event of termination by the Company without cause, Mr. Birch would be entitled to receive a continuation of his then current base salary for 12 months, subject, however, to cessation of the salary continuance upon his accepting another full-time position or breach of the restrictive covenants set forth in the Birch Employment Agreement.  In addition, following a change of control (as defined in the agreement), if Mr. Birch’s employment was terminated within one (1) year, or he terminated his employment for “Good Reason” (as defined in the agreement) within one year after a change in control, in addition to the 12 month’s of salary continuance, Mr. Birch would also be entitled to a lump sum payment equal to the prior year’s bonus, if any, plus all of his unvested options and restricted stock would become immediately vested and exercisable.

Mr. Herrera.  In October 2005, NeoPharm entered into an employment agreement with Guillermo A. Herrera (the “Herrera Agreement”) to serve as its President and CEO and a member of the Board of Directors.  Under the terms of the Herrera Agreement, Mr. Herrera received an annual base salary of $425,000 and a grant of 22,075 shares of the Company’s common stock, which at the time of hire had a total fair market of $200,000 based upon the closing price as of the date of grant.  Mr. Herrera was also eligible for an annual bonus payment based upon the performance of the Company and himself and received a monthly car allowance of $1,000.  Additionally, Mr. Herrera received a common stock option grant of 500,000 options with a grant price equal to the fair market value on the date of grant. These options were to vest in four equal annual installments on the anniversary of the option grant date.

The Herrera Agreement provided for automatic termination in the event of Mr. Herrera’s death or in the event that he suffered a Disability (as defined in the agreement).  Additionally, the Company could terminate Mr. Herrera’s employment at any time, with or without cause (as defined in the agreement), effective upon written notice and Mr. Herrera could terminate his employment at anytime upon 30 days prior written notice.  In the event of a termination for cause or upon Mr. Herrera’s termination of his employment, Mr. Herrera would be entitled to receive accrued base salary through the date of termination.  In the event of termination without cause, Mr. Herrera would be entitled to receive a continuation of his then current base salary for 12 months.  Provision was also made for various payments to be made to Mr. Herrera upon a change of control (as defined in the Agreement).  Mr. Herrera’s employment with the Company was terminated in March 2007.  While the Company initially made severance payments to Mr. Herrera, subsequent to the termination of his employment, the Company ended such payments and is not making any severance payments to Mr. Herrera at this time.  Subsequent to his departure, Mr. Herrera has filed suit against the Company.  See Item 3 “Legal Proceedings.”

Other Named Executive Officers.  Each of the named executive officers, other than Mr. Birch, Mr. Herrera and Dr. Ali, accepted employment with the Company on the basis of a written offer which set forth the salary and benefits to be provided by the Company, including, but not limited to, an undertaking by the Company to provide salary continuation payments, under certain circumstances, upon a termination of the individual’s employment with the Company as a result of termination or a change of control, at the salary level in existence at the date of termination.

Dr. Shahid Ali, the Company's Executive Vice President, Research and Development, upon assuming the position of Executive Vice President, received a base salary of $175,000 and is eligible for a target bonus of 30% of base salary.

In 2007, Mr. Timothy Walbert, our former Executive Vice President-Commercial Operations, received a base salary of $240,000, and was eligible for a target bonus of up to 30% of base salary and an overachievement bonus of up to 50% of base salary.  Upon being hired in 2006, Mr. Walbert received a sign-on bonus of $50,000.  Upon his termination of employment in May 2007, the Company entered into a Separation Agreement with Mr. Walbert.  See “Separation Agreements” below.

Dr. Jeffrey Sherman, our former Executive Vice President and Chief Medical Officer in 2007, had a base salary in 2007 of $275,000 and, in accordance with the terms of his employment, was eligible for discretionary stock options and a bonus of up to a maximum of 50% of base salary.  Upon his termination of employment, the Company entered into a Separation Agreement. See “–Separation Agreement” below.

For each of the named executive officers, our equity incentive plans provide for vesting of all unvested options upon the occurrence of a change of control as defined in the applicable plan.  Each of our named executive officers was also eligible to receive the benefits generally made available to our employees and officers.

Separation Agreements.

On May 10, 2007, the Company and Mr. Timothy Walbert, our former Executive Vice President-Commercial Operations, entered into a Separation Agreement and Mutual Release providing for Mr. Walbert’s termination to take effect May 31, 2007.  Pursuant to the terms of the separation agreement, NeoPharm paid Mr. Walbert salary continuance for six months during the period June 1, 2007 through November 30, 2007, at the rate of $20,000 per month, and reimbursement for COBRA coverage for the period June 1, 2007 through July 31, 2007.

On May 24, 2007, the Company and Dr. Jeffrey W. Sherman, our former Executive Vice President-Chief Medical Officer, entered into a Separation Agreement and Mutual Release providing for Dr. Sherman’s termination to take effect June 18, 2007.  Pursuant to the terms of the separation agreement, NeoPharm paid Dr. Sherman salary continuance for six months during the period June 18, 2007 through December 18, 2007, at the rate of $22,917 per month, and reimbursement for unused vacation time and for COBRA coverage for the period June 18, 2007 through August 18, 2007.

Future Performance Bonus Eligibility

In accordance with the terms of his employment, the maximum annual cash bonus for 2008, as a percentage of 2008 annual base salary, is set at 100% of Mr. Birch’s base salary, based upon performance criteria established by the Compensation Committee and the Company’s overall performance.  For Dr. Ali, the maximum annual cash bonus for 2008, as a percentage of 2008 annual base salary, is set at 30% of Dr. Ali’s base salary, based upon performance criteria established by the Compensation Committee and the Company’s overall performance.  It is to be expected that if other executive officers are hired during 2008, they would also have eligibility to obtain a performance bonus, however, none of the executive officers is guaranteed a bonus.  The Compensation Committee may make actual cash bonus awards that may be greater or less than the maximum annual cash bonus based on overall corporate performance and individual performance.

Retention Bonus Arrangements

On April 16, 2007, the Board of Directors, acting on the recommendation of management, modified the bonus program with respect to all employees, including, but not limited to, Messrs. Birch and Ali.  Under the revised bonus plan, each employee employed as of April 1, 2007, who was still employed by the Company at December 31, 2007, would be entitled to receive one-third (1/3rd) of their target bonus award (the “Retention Bonus”) as a result of remaining with the Company without reference to individual or Company performance.  Any employee leaving the employ of the Company prior to that date for any reason, including, but not limited to, resignation or termination, would not be eligible for any part of the Retention Bonus.  The remaining two-thirds (2/3rds) of the target bonus, as well as any overachievement bonus, continued to be subject to the Company’s performance and the individual’s attaining their personal performance goals.  In accordance with the Retention Bonus plan, of the named executive officers set forth in the table above, only Mr. Birch and Dr. Ali received a Retention Bonus.

Stock Option Grants and Awards

No stock option grants or awards were made to any of the named executive officers in 2007, other than the granting of stock options and a stock award of restricted stock provided to Mr. Birch upon his joining the Company in March 2007 and the grant of stock options to Dr. Ali in August 2007 upon his promotion to Executive Vice President.  See “–Outstanding Equity Awards at December 31, 2007,” below.  The Company did make stock option grants to certain of its named executive officers at various times during 2006 in connection either with an annual review or upon their initial employment by the Company.  All stock options to our executive officers vest as to 25% of the shares on each of the first four anniversaries of the grant date, provided the individual is still providing services to the Company at the applicable vesting date.  Unless otherwise noted, all stock options are granted at the closing price of the Company’s stock on the date of grant, with the exception that options granted under the 2006 Equity Incentive Plan are granted with an exercise price equal to the average of the high and low price per share of our common stock reported by NASDAQ on the grant date.  The restricted stock provided to Mr. Birch vests over four years in four installments on the anniversary date of the grant.

Outstanding Equity Awards at December 31, 2007

The following table shows for the fiscal year ended December 31, 2007, certain information regarding outstanding equity awards at fiscal year end for the named executive officers.

	Option Awards(1)					Stock Awards

Name (2)	Grant Date	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested

Laurence P. Birch (3)	3/23/2007		300,000	$1.90	3/23/2017	180,665	$106,592

Dr. Shahid Ali (4)	12/18/2000	18,975		$21.64	12/18/2010
	2/01/2002	4,312		13.78	2/01/2012
	12/31/2002	13,000		8.82	12/31/2012
	2/17/2004	9,000		19.91	2/17/2014
	4/28/2005	4,950	4,950	7.95	4/28/2015
	1/25/2006	2,025	6,075	12.46	1/25/2016
	12/05/2006	3,750	11,250	7.11	12/5/2016
	8/16/2007		50,000	0.99	8/16/2017

(1)	All outstanding options have exercise prices in excess of the market value of the underlying common shares as of December 31, 2007.
(2)
With respect to Messrs. Herrera, Walbert and Sherman, each of whom is a named executive officer whose employment terminated in 2007, all outstanding options expired ninety (90) days after the date of such named executive’s termination of employment with the result that such individuals had no outstanding options as of December 31, 2007 Also, none held any unvested stock awards at that date.

(3)	Mr. Birch joined the Company as President and CEO in March 2007.
(4)	Dr. Ali assumed the position of Executive Vice President, Research and Development in September 2007.

Option Exercises and Stock Vested in 2007

For the fiscal year ended December 31, 2007, there were no options exercised nor vesting of stock awards by any of the named executive officers.

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executive employees.  Our executive officers are eligible to participate in our 401(k) defined contribution plan. At our discretion, we may contribute to each participant a matching contribution up to 3% of the participant’s eligible compensation.  All of the named executive officers who were employed during 2007 participated in our 401(k) and received matching contributions.

Compensation of Directors

General

The compensation paid to non-employee directors of the Board is determined by the Board of Directors based upon the recommendation of the Corporate Governance Committee, all the members of which are independent directors.  Under the Board Compensation Plan recommended by the Corporate Governance Committee and approved by the Board for the 2007-2008 Board terms, compensation is paid to non-employee directors as follows:

Board Membership.  A restricted stock grant having a value of $50,000 is awarded upon each non-employee Director’s election to the Board of Directors at the Annual Meeting.  For the 2007-2008 Board Term, the non-employee Directors were Messrs. Becker, Fox, Freiman, and Kapoor.  The shares of Restricted Stock do not vest until one year after the date of grant.  Non-employee directors elected during the year to fill vacancies receive pro rata grants.

Board Chairman. In addition to the restricted stock grant for Board membership, the individual serving as Chairman of the Board, currently Dr. Kapoor, receives an additional restricted stock grant with a value at the time of grant of $10,000.  These shares also vest one year after the date of the grant.  In addition, the individual serving as the Chairman of the Board receives a cash payment of $24,000 per year (payable in four installments of $6,000 per quarter).

Corporate Governance Committee Members.  Directors serving as members of the Corporate Governance Committee (currently Messrs. Becker, Fox, and Freiman) receive cash compensation of $10,000 per year (payable in four installments of $2,500 per quarter).  The individual serving as the Chairman of the Corporate Governance Committee, currently Dr. Fox, receives cash compensation of $22,500 per year (payable in four installments of $5,625 per quarter).

Audit Committee Members.  Directors serving as members of the Audit Committee (currently Messrs. Becker, Fox and Freiman) receive cash compensation of $10,000 per year (payable in four installments of $2,500 per quarter).  The individual serving as Chairman of the Audit Committee, currently Mr. Becker, receives cash compensation of $20,000 per year (payable in four installments of $5,000 per quarter).

Compensation Committee Members.  Directors serving as members of the Compensation Committee (currently Messrs. Becker, Fox, and Freiman) receive cash compensation of $4,000 (payable in four installments of $1,000 per quarter).  The individual serving as Chairman of the Compensation Committee, currently Mr. Freiman, receives annual cash compensation of $10,000 (payable in four installments of $2,500 per quarter).

The following table sets forth the compensation paid to our non-employee directors, including annual board and committee retainer fees for the fiscal year ended December 31, 2007:

Director Compensation
					Change in			Unvested
	Fees				Pension Value			Restricted
	Earned	Restricted		Non-Equity	and Nonqualified	All		Stock
	or Paid	Stock	Option	Incentive Plan	Deferred Comp	Other		Holdings
Name (1)	in Cash	Awards(11)	Awards	Compensation	Earnings	Compensation	Total	in Shares (10)

Frank C. Becker	$44,500	$41,995	-	-	-	-	$86,495	50,761
(2)(3)(4)(8)
Bernard A. Fox	$32,625	$41,995	-	-	-	-	$74,620	50,761
(2)(3)(4)(6)
Paul E. Freiman	$53,500	$41,995	-	-	-	-	$95,495	50,761
(2)(3)(4)(5)
John N. Kapoor(7)	$42,000	$55,025	-	-	-	-	$97,025	60,913

Ronald G. Eidell(9)	$10,000	23,150	-	-	-	-	$33,150	-

Erick E. Hanson(9)	$45,823	23,150	-	-	-	-	$68,973	-

Kaveh T. Safavi(9)	$37,663	23,150	-	-	-	-	$60,813	-

(1)
Does not include Mr. Birch, our President and CEO, because, as an employee of the Company, he did not receive separate compensation for his services as a director.  Mr. Birch’s compensation is set forth in the Summary Compensation Table above.

(2)	Messrs. Becker, Freiman, and Fox serve as members of the Audit Committee of the Board of Directors.
(3)	Messrs. Becker, Fox, and Freiman serve as members of the Compensation Committee of the Board of Directors.
(4)	Messrs. Becker, Fox, and Freiman serve as members of the Corporate Governance Committee of the Board of Directors.
(5)	Mr. Freiman serves as the Chairman of the Compensation Committee of the Board of Directors.
(6)	Dr. Fox serves as the Chairman of the Corporate Governance Committee of the Board of Directors.
(7)	Dr. Kapoor serves as the Chairman of the Board of Directors.
(8)	Mr. Becker serves as the Chairman of the Audit Committee of the Board of Directors.
(9)
Each of Messrs. Eidell's, Hanson's and Safavi's term as a director ended in August 2007, as a result of their respective decisions not to stand for re-election to the Board at the Company's 2007 Annual Meeting of Stockholders.  Accordingly, the Compensation shown for each of these individuals is for service from January 1, 2007 to August 16, 2007.

(10)	The aggregate grant date fair market value for these awards granted in 2007 was $50,253 for Messrs. Becker, Fox, and Freiman, and $60,304 for Dr. Kapoor.
(11)	Amounts reported reflect expense determined utilizing FASB Statement No. 123 (R), Share Based Payment, related to share awards for 2006 and 2007; no forfeiture rate assumption is applied.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Becker, Fox, and Freiman. No member of the Compensation Committee was at any time during the fiscal year ended December 31, 2007, or formerly, an officer or employee of NeoPharm, Inc. or any subsidiary of NeoPharm, Inc., nor has any member of the Compensation Committee had any relationship with NeoPharm, Inc. during the fiscal year ended December 31, 2007 requiring disclosure under Item 404 of the Regulation S-K under the Securities Exchange Act of 1934.

None of our named executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of the Compensation Committee of NeoPharm, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as otherwise noted, the following table sets forth certain information regarding beneficial ownership of shares of the Common Stock as of April 17, 2008 (unless otherwise noted) by (i) all those known by the Company to be beneficial owners of more than 5% of its outstanding Common Stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executives and directors as a group.  Unless otherwise noted, each person’s address is in care of NeoPharm, Inc., 101 Waukegan Road, Lake Bluff, Illinois 60044.

Name	Amount and Nature of Beneficial Ownership(1)		Percent of Class
John N. Kapoor , Ph.D.	5,464,651	(2)	19.18%
John N. Kapoor 1994A Annuity Trust	1,955,935	(3)	6.87
Nikos Hecht	1,970,815	(4)	6.91
Sporis Capital Advisors LLC	1,611,130	(5)	5.65
GAM Holding AG	1,706,797	(6)	5.99
Frank C. Becker	68,223	(7)	*
Bernard A. Fox	66,791	(7)	*
Paul E. Freiman	66,191	(7)	*
Laurence P. Birch	255,665	(8)	*
Shahid Ali	60,512	(9)	*
Guillermo Herrera	600		*
Jeffrey W. Sherman, M.D.	2,281		*
Timothy Walbert	1,000	(10)	*
All executive officers and directors as a group (9 persons)	5,985,914	(11)	21.01

___________________
*	Indicates ownership of less than 1%.

(1)
Based on 28,491,155 shares of Common Stock outstanding as of April 17, 2008.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “Commission”) and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to options exercisable within 60 days are deemed outstanding for purposes of computing the percentage of the person or group holding such options.  In addition, the total also includes 213,196 shares of restricted stock which were granted to non-employee directors in August 2007 as compensation for service on the Board and 180,665 shares of restricted stock which were granted to Laurence P. Birch in March 2007 upon his joining the Company as President, Chief Executive Officer; of these restricted shares, 348,695 shares are unvested and remain subject to forfeiture.

(2)
Includes 60,913 shares that may be acquired pursuant to restricted stock awards, 1,509,085 shares held by the John N. Kapoor Trust, dated 9/20/89 (the “JNK Trust”), of which Dr. Kapoor is the sole trustee and sole beneficiary, 21,412 shares which are held by Dr. Kapoor directly, and 1,144,586 shares held by EJ Financial/NEO Management, L.P. (the “Limited Partnership”) of which John N. Kapoor is Managing General Partner.  The amount shown also includes: 379,500 shares which are held by the John and Editha Kapoor Charitable Foundation (the “Charitable Trust”), of which Dr. Kapoor is the sole trustee; 1,955,935 shares which are owned by the John N. Kapoor 1994-A Annuity Trust (the “Annuity Trust”) of which the sole trustee is Mr. Rao Akella, who is an employee of EJ Financial Enterprises, Inc., of which Dr. Kapoor is the sole shareholder and President; and 393,220 shares which are owned by four trusts which have been established for Dr. Kapoor’s children (the “Children’s Trusts”) of which the sole trustee is Mr. Akella.  Dr. Kapoor does not have or share voting, investment or dispositive power with respect to the shares owned by the Annuity Trust (the shares held by the Annuity Trust are also reported separately as the Annuity Trust is the owner of 5% or more of the Common Stock) or the Children’s Trusts and Dr. Kapoor disclaims beneficial ownership of these shares as well as the shares held by the Charitable Trust.

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

(4)
Beneficial ownership of the shares has been reported on a Schedule 13G filed February 13, 2008 by Mr. Nikos Hecht as the managing member of each of Aspen Advisors LLC (which reports beneficial ownership of 359,685 shares) and Sporis Capital Advisors LLC (which reports beneficial ownership of 1,611,130 shares) and as the sole member of the managing member of Sporis Capital (whose beneficial ownership with Sporis Partners of 1,279,830 shares is included in the shares reported by Sporis Capital Advisors) and as the owner of a majority of the membership interests in each of Sporis Capital, Aspen Advisors and Sporis Capital Advisors.  The principal address for Mr. Hecht and Aspen Advisors is 152 W. 57th Street, New York, NY 10019.  The principal address of each of Sporis Capital Advisors, Sporis Partners and Sporis Capital is 314 S.  Galena Street, Suite 300, Aspen, Colorado 81611.

(5)
Beneficial ownership of the shares has been reported on a Schedule 13G filed February 13, 2008, by Sporis Capital Advisors, LLC, and includes 1,279,830 shares held by Sporis Capital Partners, L.P., of which the general partner is Sporis Capital, LLC, and 331,300 shares which are owned by private clients of Sporis Capital Advisors.  The sharers reported for Sporis Capital Advisors are also included in the shares reported for Nikos Hecht.  The address of Sporis Capital Advisors is 314 S. Galena St., Suite 300, Aspen, Colorado  81611.

(6)
The address for GAM Holding AG (“GAM”) is Klaustrasse 10, 8008 Zurich, Switzerland.  Ownership is as reported by GAM on a Schedule 13G filed on January 23, 2008.  GAM states in its Schedule 13G filing that, as of December 31, 2007, the Company’s shares are held by its subsidiaries, GAM International Management Limited which is the investment advisor of GAM North American Growth.

(7)	Includes 50,761 shares of restricted stock which are subject to forfeiture.
(8)
Includes 75,000 shares that may be acquired pursuant to options exercisable as of April 17, 2008 or that will become exercisable within 60 days of April 17, 2008, and includes 180,665 shares of restricted stock which are subject to forfeiture.

(9)	Includes 60,512 shares that may be acquired pursuant to options exercisable as of April 17, 2008 or that will become exercisable within 60 days of April 17, 2008.
(10)	Based on information available to the Company as of the date of filing.
(11)	Includes 135,512 shares that may be acquired pursuant to options exercisable as of April 17, 2008 or that will become exercisable within 60 days of April 17, 2008.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2007, with respect to compensation plans under which shares of NeoPharm, Inc.’s Common Stock may be issued.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance(2)

Equity compensation plans approved by stockholders(1)	1,252,326	$5.35	2,260,139

Equity compensation plans not approved by stockholders	-	-	-
Total	1,252,326	$5.35	2,260,139

(1)
Includes the 1998 Equity Incentive Plan (the “1998 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”).  The 1998 Plan was replaced in June 2006 by the 2006 Plan.  Accordingly, no further equity derivative securities can be issued under the 1998 Plan.  The 1998 Plan and the 2006 Plan are described in more detail in Note 6 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Certain Relationships And Related Transactions

There were no transactions since January 1, 2007 through the date of this report, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest except for the compensation matters described elsewhere in this report.

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

Board Determination of Independence

Under applicable rules of the NASDAQ Stock Market, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our board of directors has determined that none of Frank Becker, Bernard Fox, or Paul Freiman, has a relationship which would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director and, therefor, that each of these directors is an “independent director” as defined under NASDAQ Rule 4200(a)(15).

The Board of Directors has determined that each of the current members of the Compensation Committee and Corporate Governance Committee meets the independence requirements applicable to those committees prescribed by the NASDAQ.  In addition, the Board of Directors has determined that each member of the Audit Committee meets the criteria for independence established by the Securities and Exchange Commission  (“SEC”) and that all the members of the Audit Committee are independent directors for NASDAQ purposes.  See Item 10 - “Audit Committee.”

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

In July 2007, the Company dismissed KPMG LLP as its independent registered public accountants and hired BDO Seidman, LLP as its new independent registered public accountants.  The aggregate fees billed for professional services rendered by KPMG LLP for fiscal year 2006 and BDO Seidman, LLP for fiscal year 2007 were as follows:

	2007	2006
Audit fees(1)	$189,183	$457,505
Audit related fees(2)	---	91,200
Total	$189,183	$548,705

(1)	Audit fees consisted of fees for the audit of our financial statements for fiscal years 2007 and 2006 respectively, and reviews of our quarterly financial statements.

(2)
Audit related fees include fees from KPMG for fiscal year 2006 for services that are reasonably related to the performance of the audit or review of the financial statements.  Such fees are not included in Audit fees and consist of the review of registration statements and the issuance of comfort letters and consents.  Also included in audit related fees are fees for accounting advice provided by KPMG.

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

PART IV

ITEM 15.	EXHIBITS

The following documents are being filed as part of this report on Form 10-K/A:

(3)	Exhibits:

Exhibit Number	Description of Document

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEOPHARM, INC.

Dated: April 25, 2008	By:	/s/ Laurence P. Birch
Laurence P. Birch,
President and Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Financial Officer)