Form 10-Q
period 2008-03-31
NEOPHARM INC
filed 2008-05-15
CIK 942788

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2008

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           101 Waukegan Road Suite 970
                           Lake Bluff, Illinois 60044
               (Address of principal executive offices) (Zip Code)

                                 (847) 887-0800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|
As of, April 28, 2008 the number of shares outstanding of each of the issuer's classes of common stock was as follows:

         Title of each class                    Number of shares outstanding
------------------------------------------- ------------------------------------
     Common Stock ($.0002145 par value)               28,491,155

================================================================================

                                 NEOPHARM, INC.

                                    FORM 10-Q
                                      INDEX


                                                                                           Page
   PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                        3

                  Condensed Consolidated Balance Sheets as of March 31, 2008
                  (unaudited) and December 31, 2007                                           3

                  Condensed Consolidated Statements of Operations for the three
                  months ended March 31, 2008 and 2007 (unaudited)                            4

                  Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2008 and March 31, 2007 (unaudited)                  5

                  Notes to Condensed Consolidated Financial Statements (unaudited)            6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 22

         Item 4   Controls and Procedures                                                    22

   PART II. OTHER INFORMATION                                                                23

         Item 1.  Legal Proceedings                                                          23

         Item 1A. Risk Factors                                                               23

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                24

         Item 3.  Defaults Upon Senior Securities                                            24

         Item 4.  Submission of Matters to a Vote of Security Holders                        24

         Item 5.  Other Information                                                          24

         Item 6.  Exhibits                                                                   24

   SIGNATURE PAGE                                                                            25


                         PART I - FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

                                 NEOPHARM, INC.
                      Condensed Consolidated Balance Sheets

                                                                                             March 31,     December 31,
                                                                                               2008            2007
                                                                                          --------------- --------------
                                                                                           (unaudited)
ASSETS
 Current assets:
  Cash and cash equivalents                                                               $   4,113,000   $   1,022,000
  Available for sale securities                                                              14,045,000      19,759,000
  Prepaid expenses and other                                                                    292,000         417,000
                                                                                          --------------  --------------
  Total current assets                                                                       18,450,000      21,198,000
 Fixed assets, net of accumulated depreciation                                                  405,000         395,000
 Other assets                                                                                   664,000         659,000
                                                                                          --------------  --------------
  Total assets                                                                            $  19,519,000   $  22,252,000
                                                                                          ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                                                        $   1,125,000   $   1,340,000
  Accrued clinical trial expenses                                                               348,000         278,000
  Accrued compensation                                                                          582,000       1,042,000
  Accrued manufacturing expenses                                                                739,000         739,000
  Obligations under capital lease                                                                32,000          32,000
  Other accrued expenses                                                                        416,000         494,000
                                                                                          --------------  --------------
  Total current liabilities                                                                   3,242,000       3,925,000
                                                                                          --------------  --------------

 Obligations under capital lease                                                                 65,000          74,000
                                                                                          --------------  --------------
  Total liabilities                                                                           3,307,000       3,999,000
                                                                                          --------------  --------------

 Stockholders' equity:
  Preferred stock, $0.01 par value; 15,000,000 shares authorized:
      none issued and outstanding                                                                     -               -
  Common stock, $0.0002145 par value; 50,000,000
      shares authorized: 28,491,155 and 28,488,550
      shares issued and outstanding, respectively                                                 6,000           6,000
  Additional paid-in capital                                                                290,630,000     290,481,000
  Other comprehensive income (loss)                                                            (677,000)              -
  Accumulated deficit                                                                      (273,747,000)   (272,234,000)
                                                                                          --------------  --------------
  Total stockholders' equity                                                                 16,212,000      18,253,000
                                                                                          --------------  --------------

  Total liabilities and stockholders' equity                                              $  19,519,000   $  22,252,000
                                                                                          ==============  ==============


  The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

                                 NEOPHARM, INC.

                 Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                         -------------------------------
                                                                                         March 31, 2008  March 31, 2007
                                                                                         --------------- ---------------

Total revenue                                                                            $            -  $            -

Expenses:
 Research and development                                                                       823,000       3,007,000
 Selling, general, and administrative                                                         1,269,000       2,861,000
 Facility consolidation costs                                                                   (75,000)              -
 Gain on sale of equipment                                                                     (208,000)              -
                                                                                         --------------- ---------------
  Total expenses                                                                              1,809,000       5,868,000
                                                                                         --------------- ---------------
Loss from operations                                                                         (1,809,000)     (5,868,000)

Interest income                                                                                 296,000         415,000
                                                                                         --------------- ---------------
Net loss                                                                                 $   (1,513,000) $   (5,453,000)
                                                                                         =============== ===============
Net loss per share --
 Basic and diluted                                                                       $        (0.05) $        (0.19)
                                                                                         =============== ===============
Weighted average shares outstanding --
 Basic and diluted                                                                           28,488,579      28,080,478
                                                                                         =============== ===============

    The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

                                 NEOPHARM, INC.

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                      ----------------------------------
                                                                                        March 31, 2008   March 31, 2007
                                                                                      ------------------ ---------------

Cash flows from operating activities:
 Net loss                                                                             $      (1,513,000) $   (5,453,000)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                  73,000         233,000
  Stock-based compensation expense                                                              148,000         131,000
  Gain on retirement of equipment and furniture                                                       -          (2,000)
 Changes in assets and liabilities:
  Interest receivable on short-term investments                                                  22,000          (3,000)
  Prepaid expenses and other assets                                                             120,000         (31,000)
  Accounts payable                                                                             (215,000)     (4,258,000)
  Other current liabilities                                                                    (468,000)       (351,000)
                                                                                      ------------------ ---------------
Net cash and cash equivalents used in operating activities                                   (1,833,000)     (9,734,000)
                                                                                      ------------------ ---------------

Cash flows from investing activities:
 Proceeds from sales of marketable securities                                                 5,015,000       9,800,000
 Proceeds from sale (purchase) of equipment and furniture, net                                  (83,000)          2,000
                                                                                      ------------------ ---------------
Net cash and cash equivalents provided by investing activities                                4,932,000       9,802,000
                                                                                      ------------------ ---------------

Cash flows from financing activities:
 Proceeds from employee stock purchase plan                                                       1,000           9,000
 Repayment of capital lease obligation                                                           (9,000)         (7,000)
                                                                                      ------------------ ---------------
Net cash and cash equivalents (used in) provided by financing activities                         (8,000)          2,000
                                                                                      ------------------ ---------------

Net increase in cash and cash equivalents                                                     3,091,000          70,000
Cash and cash equivalents, beginning of period                                                1,022,000       1,852,000
                                                                                      ------------------ ---------------
Cash and cash equivalents, end of period                                              $       4,113,000  $    1,922,000
                                                                                      ================== ===============

    The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

                                 NEOPHARM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The financial information herein is unaudited. The balance sheet as of December 31, 2007 is derived from audited financial statements.

     The accompanying unaudited condensed consolidated financial statements of NeoPharm, Inc. and subsidiary ("we", "us", "our", or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to a fair presentation. The results of operations for the three month period ended and as of March 31, 2008 are not necessarily indicative of our operating results for fiscal 2008 or future interim periods.

     The unaudited condensed consolidated financial statements include the accounts of NeoPharm, Inc. and its wholly owned subsidiary, NeoPharm EU Limited. As of and through March 31, 2008, the subsidiary had nominal assets and had not conducted any business. All significant intercompany accounts and transactions are eliminated in consolidation.

     While we believe that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission, or SEC.

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


Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008, but the adoption did not have a material impact on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, but the adoption did not have a material impact on its consolidated financial statements.

2.    NET LOSS PER SHARE

      The following table sets forth the computation of basic and diluted net loss per share:

                                                         Three Months Ended
                                              -----------------------------------------
                                                 March 31, 2008       March 31, 2007
                                              -------------------- --------------------
      Numerator:
       Net loss                               $        (1,513,000) $        (5,453,000)
                                              ==================== ====================
      Denominator:
       Weighted average shares outstanding             28,488,579           28,080,478
                                              ==================== ====================

      Loss per share - basic and diluted      $             (0.05) $             (0.19)
                                              ==================== ====================

      Potential common share equivalents:
       Stock options                                    1,244,826            2,252,277
                                              ==================== ====================

      As we have incurred net losses in each of the periods presented, basic and diluted loss per share amounts are the same, as the effect of common share equivalents is anti-dilutive.


3.    SHARE-BASED COMPENSATION

      We currently sponsor the following share-based payment plans:

      2006 Plan

      In June 2006, our stockholders approved the NeoPharm, Inc. 2006 Equity Incentive Plan, or the 2006 Plan. The 2006 Plan originally provided for the issuance of stock options, non-vested stock, restricted stock, performance units or performance share awards to employees, directors and consultants convertible to up to 1,000,000 shares of our common stock. During the second quarter of 2007, the Board of Directors approved a resolution to increase the total shares available for issuance under the 2006 Plan to 3,400,000 shares. In addition, the Board approved an increase in the number of shares of Common Stock that may be granted to any Grantee during any calendar year, or earned by any Grantee under any performance based award during any calendar year, from 500,000 to 750,000 shares. Each of these Board resolutions were approved by the shareholders at the Annual Meeting of Stockholders held on August 16, 2007. Awards under the 2006 Plan generally consist of stock options having an exercise price equal to the average of the lowest and highest reported sale prices of our common stock on the date of grant; vest ratably over four years; have a 10 year term; and are subject to continuous employment. Stock awards granted to our non-employee directors under the 2006 Plan typically vest one year from the date of grant. Awards under the 2006 Plan vest immediately upon a change in control, as defined in the 2006 Plan. Although the 2006 Plan provides for the issuance of performance units and performance shares, we have not made grants of these types of awards. The 2006 Plan limits to 500,000 the shares of common stock which may be issued pursuant to restricted stock or bonus stock awards. As of March 31, 2008 and December 31, 2007, 2,260,139 shares were available for issuance under the 2006 Plan.

      2006 Employee Stock Purchase Plan

      In June 2006, our shareholders also approved the 2006 Employee Stock Purchase Plan, or the Purchase Plan, under which eligible employees may purchase shares of common stock quarterly through payroll deductions. An aggregate of 100,000 shares of common stock may be issued under the Purchase Plan. The price per share under the Purchase Plan is 85% of the lower of the closing price of the common stock on (i) the first business day of the plan period or (ii) the purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after or prior to purchase, the employee owns 5% or more of the total combined voting power or value of our common stock. During the period ending March 31, 2008, 2,605 shares were issued under the Purchase plan resulting in compensation expense of $1,240. As of March 31, 2008 and December 31, 2007, 43,790 and 46,395 shares remained available for issuance, respectively.

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


      Amounts recognized in the consolidated statements of operations with respect to our share-based compensation plans were as follows:

                                                                      Three Months Ended
                                                             -------------------------------------
                                                              March 31, 2008     March 31, 2007
                                                             ----------------- -------------------

      Research and development                               $         40,000  $            16,000
      Selling, general and administrative                             108,000              115,000

                                                             ----------------  -------------------
      Total cost of share-based payment plans during period  $        148,000  $           131,000
                                                             ================  ===================


      We have never capitalized, or recognized an income tax benefit from, share-based compensation.

      The following is a summary of activity relating to option awards to employees and non-employee directors during the three months ended March 31, 2008:

                                                                       Weighted Average  Weighted Average
                                                                        Exercise Price/      Remaining      Aggregate
                                                         Number of     Grant Date Fair    Contractual Life  Instrinsic
                                                           Options           Value            in years         Value
                                                       --------------- ----------------- ----------------- -------------
      Outstanding at December 31, 2007                     1,252,326   $     5.79/$4.20
       Granted                                                     -
       Exercised                                                   -
       Forfeited/expired/cancelled                            (7,500)  $      6.51/3.46
                                                       --------------
      Outstanding at March 31, 2008                        1,244,826         11.00/8.02             7.7    $           -
                                                       ==============

      Exercisable at March 31, 2008                          569,201   $    14.91/11.54             5.4    $           -
                                                       ==============

      Weighted-average fair value of options granted
       during the period                                           -   $              -

      Nonvested at December 31, 2007                         755,051   $       2.26/1.6
       Granted
       Vested                                                (79,426)          2.49/1.7
       Forfeited                                                   -
                                                      ---------------
      Nonvested at March 31, 2008                            675,625   $      2.22/1.57
                                                      ===============

      As of March 31, 2008 we expect to recognize $669,000 of unrecognized share-based compensation for our outstanding options over a weighted average period of 1.9 years.

      Restricted Stock Awards

      In June 2007, we granted 180,665 restricted shares of common stock to our chief executive officer with a weighted average fair value of $1.36 per share and a four year vesting period. In August 2007, we granted 213,196 restricted shares of common stock to non-employee directors with a weighted average fair value of $0.99 and a one year vesting period. As of March 31, 2008, there were a total of 451,944 restricted shares of common stock outstanding with unearned compensation of $234,000 which is expected to be earned within 4.5 months for the non-employee directors and 36 months for the chief executive officer. No stock options were granted to non-employee directors during the three months ended March 31, 2008.

      Stock Option Valuation Information

      We have estimated the fair value of our share-based compensation using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that have a significant impact on the fair value estimate. We have based our assumptions regarding expected volatility on the historic volatility of our common stock, the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant, and the expected term of options using the "Simplified Method" in accordance with SAB No. 107, Share-Based Payment. There were no employee stock options granted during the three months ended March 31, 2008.


4.    CASH AND CASH EQUIVALENTS AND AVAILABLE FOR SALE SECURITIES

      We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included with cash are cash equivalents of $3.8 million and $0.3 million as of March 31, 2008 and December 31, 2007, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

      Available for sale securities consist of auction rate certificates with scheduled maturities greater than 90 days at the time of purchase. Auction rate certificates are used by many student-loan providers, municipalities and other governmental authorities to raise cash to fund projects or operations, and money market funds. These auction rate certificates all have AAA/aaa credit ratings, consistent with our investment policy guidelines, and have long-term nominal maturities with provisions calling for the interest rates to be reset through periodic auctions every 7 to 28 days. We believe the structural features of the auction rate certificates, including an interest rate reset feature, provide us with liquidity characteristics similar to cash equivalents. As provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have elected to treat all of our investments in marketable securities as "available-for-sale," which requires that these investments be recorded at fair market value.


      All of the auction rate certificates held by the Company as of March 31, 2008 have experienced failed auctions. An auction failure is not a default. An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers at the reset dates. Because the investments typically have provisions such that the interest rates reset at higher percentages upon failure in the auction market, the issuers have a strong incentive to restructure and repurchase the underlying bonds.


      The investment bank which holds NeoPharm's auction rate certificates has estimated the fair value of all of its auction rate certificates as of March 31, 2008, including those held in the Company's account. The fair value of NeoPharm's auction rate certificates was estimated to be $14 million, which is $0.7 million less than their $14.7 million cost. We believe that improving market conditions will ultimately lead to the repurchase of NeoPharm's auction rate certificates at their par value. Since the timing of the repurchase of the Company's auction rate certificates at par is uncertain and dependent on the rate with which market conditions continue to improve, we have arranged for a $5.0 million credit facility collateralized by all of the Company's investments, including its auction rate certificates. The credit facility will provide us the liquidity to fund our operations for at least the next 12 months, based on our forecasted cash consumption during that period of time (see note 10).

      The Company considers this decline in the estimated fair value of its investments in auction rate certificates to be temporary, based on the relatively short length of time and the extent to which the estimated fair value has been less than cost, and the Company's intent and ability to hold its investments in auction rate certificates for a period of time that is deemed to be sufficient to allow for the anticipated recovery in their market value. As the Company believes that the failed auctions are the result of temporary market conditions, management currently expects to be able to liquidate these securities within the short term. Accordingly, we are reporting our investments in auction rate certificates as of March 31, 2008 on our Consolidated Balance Sheet as a Current Asset at their estimated fair value, and reporting the decline in estimated fair value, which is considered to be temporary, as Other Comprehensive Income, a separate component of Shareholders' Equity, as provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, management intends to monitor these investments and will make adjustments to their treatment, including potential reclassification to long term in the future, if that is considered necessary.

      Included with the carrying value of the investments in available for sale securities was accrued interest income receivable of $22,000 and $59,000 as of March 31, 2008 and December 31, 2007, respectively.

      Short-term investments, stated at fair market value, are as follows:

                                                                                     March 31,          December 31,
                                                                                        2008                2007
                                                                                -------------------- -------------------

      State government agencies, at par value                                   $       14,700,000   $        19,700,000
      Less: temporary decline in estimated fair value                                     (700,000)                    -

                                                                                -------------------  -------------------
          Total estimated fair value of short-term investments                  $       14,000,000   $        19,700,000
                                                                                ===================  ===================

5.    FIXED ASSETS

      We record fixed assets at cost and record depreciation using the straight-line method over the related asset's estimated useful life. Expenditures that do not extend the life or improve the productivity of assets are charged to expense when incurred. When fixed assets are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recorded. Depreciation and amortization expense for the three months ended March 31, 2008 and 2007, was $73,000 and $233,000, respectively. During the three months ended March 31, 2008, the Company capitalized the cost of leasehold improvements totaling $82,000 in connection with its move to a smaller corporate headquarters facility.

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



6.    FACILITY CONSOLIDATION COSTS

      The lease on our old Waukegan facility, from which we moved to our new facility in Lake Bluff, expired on March 31, 2008. In this lease there was an obligation when we vacated the premises for us to restore the facility to its original condition when we moved into the facility. As a result, for the year ended December 31, 2007, we accrued an estimated cost of our restoration obligation of $200,000. In April 2008 we entered into an agreement to pay $125,000 to the owner of our former Waukegan facility in lieu of incurring the actual costs for the restoration of that facility. As a result, we recorded a reduction in facility consolidation costs of $75,000 in the first quarter of 2008 to adjust the accrual to the amount that was actually paid in April 2008.



7.    STOCKHOLDERS' EQUITY

      We maintain a Stockholder Rights Plan whereby rights to purchase shares of Series A Participating Preferred Stock become exercisable by our stockholders in the event a non-excluded party acquires, or attempts to acquire, 15% or more of our outstanding common stock.

8.    COMMITMENTS

          Manufacturing Commitment--To secure access to manufacturing capacity for the potential manufacture, scale-up of manufacturing and regulatory advancement of Cintredekin Besudotox, we entered into agreements with a contract manufacturing organization. Under the terms of the agreements, we may be obligated to pay half of the committed processing costs, or approximately $2.1 million, should we elect not to utilize such capacity. However, at March 31, 2008, management does not believe that there is a current obligation to pay this amount. Refer to Note 9 for further discussion.

          License and Research Agreements--From time to time we enter into license and research agreements with third parties. As of March 31, 2008, we had significant agreements with three parties, as described below.

          Georgetown University--We have entered into two license agreements with Georgetown whereby we obtained an exclusive worldwide license to use certain technologies. In exchange for the grant of one of these exclusive licenses that is related to taxane derivatives, we agreed to pay Georgetown a royalty, ranging from 1.25% to 2.50% of any net sales from our products incorporating such technologies as covered by the licensed patents. The royalty will be payable for the life of the related patents. Additionally, we may be obligated to pay $400,000 upon entering into any sublicense agreement and $250,000 upon approval of a New Drug Application, or NDA.

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

          National Institutes of Health--We entered into an exclusive worldwide licensing agreement with the NIH in 1997 to develop and commercialize IL13-PE38QQR (Cintredekin Besudotox). The agreement required us to pay NIH a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000, which increase to $25,000 after the first commercial sale. The agreement further provides for us to make milestone payments to NIH of up to $585,000 and royalties of up to 3.50% based on any future product sales. We made the first milestone payment of $25,000 to NIH in November 1999 after the filing of the U.S. Investigational New Drug IND application for IL13-PE38QQR. We are required to pay the costs of filing and maintaining product patents on the licensed patents. The agreement extends to the expiration of the last to expire of the patents on the licensed patents, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and us. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either party may unilaterally terminate by giving advanced notice.

          On May 30, 2006 we entered into a non-exclusive Patent License Agreement with the NIH providing us with a non-exclusive licnese to utilize a patented process owned by the U.S. government relating to convection enhanced delivery or CED, for us to use with drugs, including Cintredekin Besudotox in the treatment of gliomas, in the U.S., its territories and possessions. Under the terms of this Patent License Agreement, we have paid NIH a noncreditable, nonrefundable license issue royalty of $5,000 and have agreed to pay a nonrefundable, minimum annual royalty of $2,000, which will be credited against earned royalties, which are fixed at one-half of one percent (0.5%) on aggregate future product sales over $100 million. An additional benchmark royalty of $20,000 is payable within thirty (30) days of receiving approval from the U.S. FDA of approval to use the licensed CED process in administrating a drug for the treatment of gliomas. Pursuant to an amendment to this Patent License Agreement entered into in August 2006, we expanded the field of use to cover the treatment of cancer, were given the right to sublicense our rights and extended the time for us to reach certain benchmarks. In return for these additional rights, we agreed to pay additional sublicensing royalties one and one-half percent (1.5%), to a maximum of $200,000, on the fair market value of any upfront consideration for granting a sublicense.

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

      U.S. Food and Drug Administration--In 1997 the Company entered into a Cooperative Research and Development Agreement, or CRADA, with the FDA. Pursuant to the CRADA, we committed to work to commercialize the IL13-PE38QQR chimeric protein which we licensed from NIH. The FDA agreed to collaborate on the clinical development and commercialization of IL13-PE38QQR. In September 2005, we and the FDA agreed to extend the term and funding of the CRADA through July 2009 for $165,000 per year.

      Clinical Trial Commitments--As of March 31, 2008, we had clinical trial agreements with two parties, as described below.

      Excel Life Science-- In August 2007, the Company entered into an agreement with Excel Life Science for the completion of Phase II clinical trials with the use of LEP-ETU for the treatment of metastatic breast cancer. The agreement contains milestone payments which are based upon stages of completion of the phase II clinical trials. Upon entering the contract, we paid Excel Life Sciences $70,000. In March 2008, we began enrolling patients in this phase II clinical trial. We have included $70,000 in accrued clinical trial expenses at March 31, 2008 for the patient enrollment milestone payment obligation. The total remaining obligation is potentially $209,000 for the completion of this phase II clinical trial.

      TGen Clinical Research Services-- In March 2008, we entered into an agreement with TGen Clinical Research Services for the completion of Phase I clinical trials with the use of LE-DT for the treatment of advanced solid tumors. The agreement contains milestone payments which are based upon stages of completion of the phase II clinical trials. Upon entering the contract, we paid $13,000 to TGen Clinical Research Services. The total remaining obligation is dependent on the number of patients that are enrolled in the phase I study at TGen, but could potentially be $450,000 for the completion of the phase I clinical trial at this site.

      Termination and Employment Agreements-- On March 23, 2007, the Company terminated the employment of Mr. Guillermo Herrera, its President and Chief Executive Officer. In accordance with his employment agreement, Mr. Herrera was scheduled to receive a salary continuation of approximately $35,400 per month for twelve months. However, subsequent to his termination, the Company determined that, based on the terms of the employment agreement, no salary continuance was due Mr. Herrera and further payments were stopped. Refer to Note 9 for further discussion.

      On March 23, 2007, the Company entered into an employment agreement with Mr. Laurence P. Birch (the "Agreement") to serve as its President and Chief Executive Officer. Mr. Birch was subsequently elected to the Company's Board of Directors on March 30, 2007. Under terms of the Agreement, Mr. Birch is provided an annual base salary of $275,000 and a target bonus of 50% of his base salary based on performance criteria to be established by the Board in consultation with Mr. Birch, with the potential to earn up to 100% of his base salary for over achievement of performance criteria. In the event the Company terminates Mr. Birch's employment without cause he would be entitled to receive a continuation of his then current base salary for a period of twelve months. In the event of a termination after a change of control of the Company, Mr. Birch would receive, in addition to twelve months salary continuation, a lump sum payment equal to the prior year's bonus, if any, plus accelerated vesting of all options or restricted stock.


9.    CONTINGENCIES

      NeoPharm, Inc. and certain of our former officers have been named in a consolidated amended complaint, which alleges various violations of the federal securities laws in connection with our public statements regarding our LEP drug product candidate during the period from October 31, 2001 through April 19, 2002. On November 4, 2002, we moved to have the complaint dismissed. Our motion to dismiss was granted in part and denied in part in February 2003. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend sought to include certain pre-class period statements in the complaint. The motion for summary adjudication asked the Court to rule that certain statements made in an arbitration award regarding the LEP drug product candidate be deemed facts established in this proceeding. On February 23, 2007, the Court entered an order denying both the plaintiffs' motion to amend and the plaintiffs' motion for summary adjudication. Fact and expert discovery is closed. On March 21, 2008, the dispositive motion filing deadline, NeoPharm filed a motion for summary judgment to which the plaintiffs filed an opposition on May 6, 2008. We plan on filing a reply by June 6, 2008, after which the Court may require an oral hearing before it either grants or denies our motion.. No trial date has yet been set. We intend to vigorously defend each and every claim in the complaint. Management is unable to estimate the potential outcome or range of possibilities, if any. In addition, we maintain insurance coverage to mitigate the financial impact of any potential loss.

      The employment of Mr. Guillermo Herrera, the former CEO of the Company, was terminated effective March 23, 2007. Since that date, he has retained counsel and on May 7, 2007, Mr. Herrera's attorney filed a suit entitled Guillermo Herrera vs. NeoPharm, Inc., Case No. 2007 L 004711 in the Circuit Court of Cook County, Illinois, seeking payment of $212,500 for his 2006 bonus and $25,000 for a salary increase for 2007. Subsequent to this filing, the Company determined that under the terms of his employment agreement the Company should not be responsible for the payment of severance and terminated further payments. Mr. Herrera filed an Amended Complaint on February 21, 2008 alleging breach of his employment agreement with the Company, defamation, and tortious presentation of the plaintiff in a false light. Mr. Herrera seeks an additional $363,612 representing the remaining severance payments, plus attorneys' fees and costs. Mr. Herrera also seeks unspecified compensatory and punitive damages. The Company is vigorously defending this matter. We are unable at this time to make any prediction as to the outcome of this litigation.

      We entered into various contractual arrangements, primarily during the fourth quarter of 2006, under take or pay agreements, with Diosynth Biotechnology, Inc. ("Diosynth"), to secure access to manufacturing capacity for the potential manufacture and regulatory advancement of Cintredekin Besudotox through early 2008. As a result of the FDA's decision to require additional Phase III clinical testing of Cintredekin Besudotox, the Company advised Diosynth that the timing of further work to support a potential BLA submission must be delayed. Diosynth has indicated that such a delay constitutes a default under our contract. In response, the Company invoked the dispute resolution provisions of the contract in an attempt to resolve these and other differences between the two companies. A dialogue between the senior executives of our Company and Diosynth was initiated, but no resolution has been forthcoming. In the event these discussions fail to resolve the parties' differences, the contract provides for mediation and eventually binding arbitration. Under the terms of the various contractual arrangements, if the Company can not settle its outstanding differences with Diosynth, and Diosynth should refuse to delay the related disputed manufacturing activity, and such dispute were to culminate in an arbitration judgment against the Company, we may be obligated to pay half of the disputed processing costs. The Company estimates the potential exposure to be approximately $2.1 million at March 31, 2008.

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


10.   SUBSEQUENT EVENTS

      Subsequent to March 31, 2008, we entered into a credit agreement with the investment bank that holds our auction rate securities that will enable the Company to borrow up to a maximum of $5.0 million in the form of a demand margin loan. Under the terms of the agreement, borrowings are collateralized by the Company's auction rate securities and other investments and interest is based on an annual rate equal to the sum of the prevailing daily 30-day LIBOR rate plus 25 basis points.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Any statements made by NeoPharm, Inc. ("we", "us", "our", or the "Company") in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, manufacturing, regulatory approval, recruitment of patients, production and marketing of the Company's drug candidates, including, but not limited to: our drug product candidate IL13-PE38QQR, or Cintredekin Besudotox, and our NeoLipid(R) product candidates LE-SN38, LEP-ETU, LE-DT and LE-rafAON; our ability to make, or the timing of, a filing of any Biologics License Application, or BLA, for approval of Cintredekin Besudotox with the United States Food and Drug Administration, or FDA; our ability to conserve our cash resources, to implement reductions in general and administrative expenditures and to obtain additional sources of financing in the future; the performance of third-party contractors; uncertainty regarding the outcome of certain pending class action and other outstanding litigation; unexpected adverse side effects or inadequate therapeutic efficacy of our drug product candidates, including, but not limited to, Cintredekin Besudotox, that could slow or prevent our drug product candidates coming to market; the uncertainty of patent protection for our intellectual property and trade secrets, including freedom to operate with any of our drug product candidates; our ability to raise additional funds at all or on terms acceptable to us; and other factors referenced under Item 1A, "Risk Factors" in Part II of this Quarterly Report on Form 10-Q.

      The following should be read in conjunction with our condensed consolidated financial statements and related notes and with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Risk Factors section included as Item 1A herein and in the Company's 2007 Annual Report on Form 10-K. The results discussed below are not necessarily indicative of the results to be expected in any future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from statements made.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers and other diseases. Our corporate office and research and development facility is currently located in Lake Bluff, Illinois and we had 17 active employees as of March 31, 2008. We have built our drug development program around our two proprietary technology platforms: a tumor-targeting toxin platform and NeoLipid(R) liposomal drug delivery system. We have advanced five drug product candidates in various stages of clinical and pre-clinical development for the treatment of cancer and one drug product candidate in pre-clinical development for treatment of interstitial pulmonary fibrosis, or IPF, and asthma. The following table summarizes key information about our current drug product candidate pipeline:

                                                              2008 Clinical             Commercialization
Drug product candidate     Clinical indication(s)          development status                 rights
-------------------------  --------------------------- ---------------------------  --------------------------

Cintredekin Besudotox      Glioblastoma multiforme     Completed Phase III (1)      World wide
(IL13-PE38QQR)             (brain cancer)

LEP-ETU                    Breast cancer, ovarian      Phase II (2)                 World wide
(Liposomal Paclitaxel)     cancer and other solid
                           tumors

LE-SN38                    Colorectal cancer and       Phase II (3)                 World wide
(Liposomal SN-38)          other solid tumors

LE-DT                      Breast cancer, ovarian      IND activated, Starting      World wide
(Liposomal Docetaxel)      cancer, prostate cancer     Phase I in two Centers (4)
                           and other solid tumors

LE-rafAON                  Pancreatic and prostate     Re-activate IND, Planning    United States
(Liposomal-raf-Antisense   cancer                      Phase I/Phase II in
 Oligonucleotide)                                      Pancreatic Cancer

Cintredekin Besudotox      Interstitial pulmonary      Pre-IND                      World wide
 (IL13-PE38QQR)            fibrosis and asthma

-------------------------

      (1) Representatives of the United States Food and Drug Administration's, or FDA, Office of Oncology indicated during a review of the clinical data with the Company in March 2007, that an additional Phase III confirmatory clinical trial for Cintredekin Besudotox in the treatment of glioblastoma multiforme, or GBM, would be required before the FDA could accept the Company's Biologics License Application, or BLA. The Company continues to evaluate its options regarding Cintredekin Besudotox, which is further discussed below in the Drug Product Candidate Summary.

      (2) The Company announced on March 31, 2008 that it had enrolled its first patients in its multi-center open-label, Phase II clinical trial of Liposomal Paclitaxel (LEP-ETU) for efficacy and safety in patients with Metastatic Breast Cancer.

      (3) The Company announced in March 2007 that the interim analysis of data following the completion of treatment of the first 21 patients demonstrated disease stabilization, but the study for LE-SN38 did not achieve the primary tumor response endpoint. The Company is reassessing project next steps including additional data analyses and the possibility of other studies related to lung and breast cancer.

      (4) The Company entered into agreements with TGen Clinical Research Services and Georgetown University in March 2008 and April 2008, respectively, for the completion of Phase I clinical trials with the use of LE-DT for the treatment of advanced solid tumors. Patient enrollment in this Phase I clinical trial with LE-DT to define the toxicities, pharmacokinetics and maximum tolerated dose with this new modality of treatment is currently expected to begin in the second quarter of 2008.

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


Drug Product Candidate Summary

      Cintredekin Besudotox
      Cintredekin Besudotox (GBM)
      ---------------------------

      The drug product candidate which we have advanced the farthest is Cintredekin Besudotox, a tumor-targeting toxin being developed as a treatment for glioblastoma multiforme, or GBM, a deadly form of brain cancer.

***START HERE***




     We have exclusively licensed Cintredekin Besudotox from the NIH and the FDA, and have been developing this drug product candidate under a Cooperative Research and Development Agreement, or CRADA, with the FDA Center for Biologics Evaluation and Research, or CBER. Cintredekin Besudotox has received orphan drug designation in the US and Europe and FDA has designated it for the fast track drug development program. In addition, Cintredekin Besudotox has been selected to participate in the FDA's Continuous Marketing Application, CMA, Pilot 2 program. We also hold a non-exclusive license to utilize a patented process owned by the U.S. government relating to convection enhanced delivery, or CED, for use with drugs, including Cintredekin Besudotox in the treatment of gliomas.

     Conventional, non-specific chemotherapeutic drugs attack cancer cells by stopping them from dividing and reproducing, but can also damage normal healthy cells because they do not discriminate between cancerous and healthy cells. Furthermore, standard chemotherapy drugs are usually administered systemically, which leads to their distribution throughout the body rather than to one area, such as a tumor in the brain. Common side effects of chemotherapy that are caused by damage to bone marrow include the body's inability to produce enough red blood cells, causing weakness and fatigue; white blood cells, lowering the body's resistance to infections; or platelets, preventing blood from clotting properly, which can lead to excessive bleeding.

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

     During 2006 and the first quarter of 2007, the Company primarily focused on completing its Phase III trial and commercialization strategy for Cintredekin Besudotox, including the preparation of the corresponding BLA submission to the FDA. However, upon review of the PRECISE trial results with the Company in March 2007, the FDA concluded that an additional Phase III confirmatory trial would be required prior to acceptance of a potential BLA filing by the Company. This will substantially delay, and may even prevent, the potential commercialization of the product.

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

     Cintredekin Besudotox( IPF and Asthma)
     --------------------------------------

     The Company has licensed IL13-PE38 from NIH, FDA, and University of Michigan as a potential therapeutic agent for the treatment of pulmonary fibrosis and asthma. The Company's collaborators have completed extensive preclinical studies in animal models for the control and reversal of pulmonary fibrosis with this agent. Preclinical studies relating to asthma have also been performed. Other preclinical toxicology studies are also underway. The Company plans to undertake additional detailed preclinical evaluation of this product through nebulization in these studies and to fully characterize the physio-chemical behavior of the nebulized product. The Company plans to submit an IND to the FDA in the last half of 2008 if those studies show that it is reasonably safe to conduct clinical investigations in humans. The preclinical testing plan has been discussed with the FDA, and the agency has made it clear that significant studies must be performed in animals to explore potential side effects in humans, before the agency will permit testing in humans.

     NeoLipid(R) Platform

     LE-SN38
     -------

     LE-SN38 is our NeoLipid(R) liposomal formulation of SN-38, the active metabolite of Camptosar(R) (Pfizer Inc.), a chemotherapeutic pro-drug, which is used as a first-line and second-line colorectal cancer treatment. At the present time, without the NeoLipid(R) system, SN-38 is insoluble and can only be used to treat cancer by administering the pro-drug Camptosar(R). A pro-drug is a compound that is converted into the active drug in the body. However, Camptosar(R) is converted into SN-38 in the liver at different rates by different patients, and this variability in conversion rates can result in suboptimal dosing and adverse side effects, such as severe diarrhea. We hope to show that our proprietary NeoLipid(R) technology permits delivery of SN-38 to the tumor cells without the need for conversion, therefore minimizing variability and optimizing dose with minimal side effects.

     Results from our 2004 Phase I clinical trial provided evidence of the safety and tolerability of LE-SN38 and established a maximum tolerated dose
(MTD) of 35 mg/m(2) for all but a small subset of patients who metabolize SN-38 slowly. Pharmacokinetic analysis of blood samples from patients treated with LE-SN38 showed that blood levels and systemic drug exposure to SN-38 were comparable to or greater than that expected from the marketed Camptosar(R) dose based on previously published studies.

     During the second quarter of 2006, in conjunction with the Cancer and Leukemia Group B, or CALGB, we initiated enrollment in a Phase II clinical trial with LE-SN38 in metastatic colorectal cancer patients, and completed enrollment of the 21st patient in December, 2006.

     In March 2007, the Company announced that the interim analysis of data following the completion of treatment of the first 21 patients demonstrated disease stabilization, but the study did not achieve the primary tumor response endpoint. The Company is reviewing the data and, in particular, examining the patients' demography, prior chemotherapy exposure, advanced stage of the disease, and other related factors. It is possible that patients who were enrolled in this trial were exposed to other chemotherapy regimens prior to enrolling and that this prior exposure may be the reason the study did not achieve its primary endpoint. The Company is also assessing the potential next steps for this project which may include additional data analyses and the possibility of other studies related to lung cancer and breast cancer with LE-SN38.

     LEP-ETU
     -------

     LEP-ETU is our NeoLipid(R) liposomal formulation of the widely used cancer drug, paclitaxel. Paclitaxel, also known as Taxol(R) (Bristol-Myers Squibb Company), has been approved in the US for the treatment of ovarian, breast and lung cancers. Despite paclitaxel's wide use and its tumor cytotoxic characteristics, its effectiveness can be limited by its adverse side effects, which can include nausea, vomiting, hair loss and nerve and muscle pain. Because of the chemical characteristics of paclitaxel, it cannot be introduced into the body unless it is first formulated in a mixture of castor oil (Cremophor(R)) and ethanol, which can lead to significant side effects such as hypersensitivity reactions and cardiac toxicities. We hope to show that our proprietary NeoLipid(R) technology, which eliminates the need for Cremophor and ethanol, permits delivery of paclitaxel treatment with fewer side effects.

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

     The Company began patient enrollment in the first quarter of 2008 in five centers in a Phase II trial designed to assess the efficacy and safety of LEP-ETU in recurrent breast cancer patients. Depending on the outcome of those clinical trials, we may decide to undertake multicenter and multinational Phase III trials in this indication after thorough discussions with FDA.

     LE-DT
     -----

     Pre-clinical work has also advanced on our earlier stage liposomal formulation of the anti-cancer agent docetaxel, LE-DT, which is the active ingredient in Sanofi Aventis' Taxotere(R) which is approved for use in certain breast cancer, non-small cell lung cancer, gastric adenocarcinoma, head and neck cancer indications and prostate cancer. We filed the Investigational New Drug Application, IND, to the FDA on December 28, 2007 and the IND became effective on January 30, 2008. We currently expect to start a Phase I trial with LE-DT to determine the maximum tolerated dose (MTD) of LE-DT in patients with metastatic solid cancer who have failed conventional therapy in the second quarter of 2008.

     LE-rafAON
     ---------

     Preclinical work with the new formulation of LE-rafAON, which is expected to have minimal infusion related toxicities, is ongoing and we expect to submit a revised IND to FDA in mid-2008. The antisense oligonucleotide agent c-raf has shown significant down regulation of the gene in Preclinical studies. Also, LE-rafAON has exhibited significant radiation sensitization and chemo sensitization with other anticancer agents such as Gemcitabine and Paclitaxel in human xenograft models in mice in Pancreatic and Prostate tumors. We plan to perform the bridging Phase I trial with this newly formulated LE-rafAON and thereafter start Phase II trials in pancreatic and prostate cancer models where this gene seems to be potentially over expressed.

     We intend to further develop the NeoLipid(R) drug product candidates by using our internal resources and by continuing to collaborate with other companies and leading governmental and educational institutions.

     In addition, we intend to explore the use of our proprietary NeoLipid(R) liposomal drug delivery technology to create new products in two ways: life cycle management, therefore extending the patent life and/or modifying the pharmacokinetic profile of existing cancer drugs, and by utilizing our platform to develop new drugs. We are aware of several widely used cancer drugs that are nearing patent expiration, as well as other widely used cancer drugs with patents that have expired. When a drug is combined with another agent or delivery system in a novel way, its patent life may be extended. Additionally, while many chemotherapeutic drugs have been effective for the treatment of cancer, these drugs have been limited in their use because of adverse side effects and difficulties in administration. Our NeoLipid(R) drug delivery technology may increase the usefulness of these compounds as improved anti-cancer treatments. Finally, we believe that our liposomal drug delivery technology may provide us with a platform for the development of novel therapeutic agents for cancer drug development.

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

     The table below includes a summary of identified direct project costs incurred to date for our clinical research and development projects. Generally, identified project costs include expenses incurred specifically for clinical trials and pre-clinical studies we conduct, and exclude expenses incurred for salaries paid to our professional staff, our Lake Bluff facility and the related depreciation of equipment as well as general laboratory supplies used in our research, which are included with non-project specific costs.


                                                          Total Direct Costs Incurred
                                                    ---------------------------------------
                                                    Three months ended   Since Beginning of
     Research Project                                 March 31, 2008          Project
                                                    ------------------   ------------------

     Cintredekin Besudotox                          $           38,000   $       67,546,000
     LEP-ETU                                                    81,000            7,871,000
     LE-SN38                                                     7,000            5,322,000
     LE-DT                                                      35,000              580,000
     LE-rafAON                                                  76,000              147,000
     Non-project specific and other                            586,000                  N/A
                                                    ------------------   ------------------

          Total research and development expenses   $          823,000                  N/A
                                                    ==================   ==================


Results of Operations

     Three Months Ended March 31, 2008 as compared to Three Months Ended March 31, 2007.

     Research and development, or R&D, expense for the three months ended March 31, 2008 decreased by $2.2 million, to $0.8 million, compared to $3.0 million for the same period in 2007. The decrease is attributed to a $.5 million reduction in payroll and benefits expenses, primarily attributed to the Company's various cost reduction initiatives implemented during 2007 and a $1.7 million decrease in overall project costs. The decrease in overall project costs is primarily attributed to decreases in the PRECISE trial and Initial Diagnosis GBM Phase I trial expenditures and product manufacturing costs in connection with decision to bring the phase III trial to an early conclusion, and the advancement of our NeoLipid(R) products from a pre-clinical status. Product manufacturing costs decreased $0.7 million and sites costs, data management and third party contract services decreased by a combined $1.0 million a result of these changes in our drug development activities.

     Selling, general, and administrative, or SG&A, expenses decreased $1.6 million, to $1.3 million for the three months ended March 31, 2008, compared to $2.9 million for the same period in 2007. The decrease is attributed to a $0.9 million decrease in personnel costs, primarily attributed to the Company's various cost reduction initiatives implemented during 2007, and includes $0.4 million in costs associated with the termination of the Company's former Chief Executive Officer in March, 2007. With the reduction in people and cost containment measures put into effect, the Company has been able to realize reductions in spending in accounting, legal, consulting, travel expenses, equipment lease costs, board of director compensation, and office supplies totaling $0.7 million.

     The lease on our Waukegan facility, from which we are moved to our new facility in Lake Bluff, expired on March 31, 2008. The Waukegan lease imposed an obligation on us to restore the facility to its original condition when we vacated the facility. As a result, for the year ended December 31, 2007, we accrued an estimated cost of our restoration obligation of $200,000. In April 2008 we entered into an agreement to pay $125,000 to the owner of our former Waukegan facility in lieu of the actual restoration of that facility. As a result, we recorded a reduction in facility consolidation costs of $75,000 in the first quarter of 2008 to adjust the accrual to the amount that was actually paid in April 2008.

     The Company sold clinical equipment returned from the PRECISE trial that has been expensed in a prior year, and realized a $0.2 million gain for the three months ended March 31, 2008.

     The Company generated interest income on cash equivalents and short-term investments of approximately $0.3 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in interest income during the period was primarily due to a decrease in average short-term investment balances, which were used to fund operations.

     Liquidity and Capital Resources

     Net cash used in operating activities decreased $7.9 million from $9.7 million to $1.8 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in cash used by operations was primarily a result of the lower net loss for the quarter ended March 31, 2008 compared to 2007, and a significant reduction in accounts payable balances due to a reduction in overall operations.

     Our primary source of cash has been proceeds from sales of marketable securities. As of March 31, 2008, we had available for sale securities with an estimated value of $14.0 million, consisting solely of state government auction rate certificates. All of the auction rate certificates held by the Company as of March 31, 2008 have experienced failed auctions. An auction failure is not a default. An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers at the reset dates. Because the investments typically have provisions such that the interest rates reset at higher percentages upon failure in the auction market, the issuers have a strong incentive to restructure and repurchase the underlying bonds.

     We believe that improving market conditions will ultimately lead to the sale of NeoPharm's auction rate certificates at their par value. Since the timing of the repurchase of the Company's auction rate certificates at par is uncertain and dependent on the rate in which market conditions continue to improve, we have arranged for a $5.0 million credit facility in the form of a demand margin loan which we believe will provide us the liquidity to fund our operations for at least the next 12 months, based on our forecasted cash consumption during that period of time.

     We expect that our primary use of cash over the next 12 to 18 months will be to fund, in addition to general and administrative expenses, advancement of our NeoLipid(R) clinical and pre-clinical research and development efforts and our remaining CINTREDEKIN BESUDOTOX Phase III clinical trial patient obligations.

     As a result of the April 2007 cost reduction initiative coupled with other ongoing cost-saving initiatives, the Company was able to reduce budgeted selling, general and administrative expenditures for 2007 by $6.7 million compared to 2006, and by $1.6 million for the quarter ended March 31, 2008 compared to 2007. The total cost savings implemented, before consideration of project costs and final payments related to previous drug product candidates' trial obligations are expected to result in annualized cash consumption rate of approximately $5.0 million. The Company currently projects it has sufficient cash available to fund operations for 2008 and well into 2009 before requiring additional financing. The date as to which sufficient funds continue to be available for operations, without additional financing, may vary depending upon the timing and implementation of various strategies under consideration by the Company.

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


Critical Accounting Policies

     In preparing the Company's financial statements in conformity with U.S. generally accepted accounting principles, management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates and the consistent application of those principles. Due to the type of industry in which we operate and the nature of our business, the following policies are those that management believes are the most important to the portrayal of our financial condition and results and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

     Share-based Compensation

     We account for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). Under the provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the award's fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. We also use the Black-Scholes model to estimate the fair value of non-employee options grants that are revalued each quarter. The Black-Scholes model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

     Available for Sale Securities

     Available for sale securities consist of auction rate certificates with scheduled maturities greater than 90 days at the time of purchase. Auction rate certificates are used by many student-loan providers, municipalities and other governmental authorities to raise cash to fund projects or operations, and money market funds. These auction rate certificates all have AAA/aaa credit ratings, consistent with our investment policy guidelines, and have long-term nominal maturities with provisions calling for the interest rates to be reset through periodic auctions every 7 to 28 days. We believe the structural features of the auction rate certificates, including an interest rate reset feature, provide us with liquidity characteristics similar to cash equivalents. As provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have elected to treat all of our investments in marketable securities as "available-for-sale," which requires that these investments be recorded at fair market value.

     All of the auction rate certificates held by the Company as of March 31, 2008 have experienced failed auctions. An auction failure is not a default. An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers of the reset dates. Because the investments typically have provisions such that the interest rates reset at higher percentages upon failure in the auction market, the issuers have a strong incentive to restructure and repurchase the underlying bonds.

     The investment bank which holds NeoPharm's auction rate certificates has estimated the fair value of all of its auction rate certificates as of March 31, 2008, including those held in the Company's account. The fair value of NeoPharm's auction rate certificates was estimated to be $14 million, which is $0.7 million less than their $14.7 million cost. We believe that improving market conditions will ultimately lead to the repurchase of NeoPharm's auction rate certificates at their par value. Since the timing of the repurchase of the company's auction rate certificates at par is uncertain and dependent on the rate with which market conditions continue to improve, we have arranged for a credit facility which will provide us the liquidity to fund our operations for at least the next 12 months, based on our forecasted cash consumption during that period of time (see note 10).

     The Company considers this decline in the estimated fair value of its investments in auction rate certificates to be temporary, based on the relatively short length of time and the extent to which the estimated fair value has been less than cost, and the Company's intent and ability to hold its investments in auction rate certificates for a period of time that is deemed to be sufficient to allow for the anticipated recovery in their market value. As the Company believes that the failed auctions are the result of temporary market conditions, management currently expects to be able to liquidate these securities within the short term. Accordingly, we are reporting our investments in auction rate certificates as of March 31, 2008 on our Consolidated Balance Sheet as a Current Asset at their estimated fair value, and reporting the decline in estimated fair value, which is considered to be temporary, as a separate component of Shareholders' Equity, as provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, management intends to monitor these investments and will make adjustments to their treatment, including potential reclassification to long term in the future, if that is considered necessary.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2008, we did not own any derivative instruments, but we were exposed to market risks, primarily the impact of changes in United States interest rates on our short-term investments. As of March 31, 2008, we held total cash and cash equivalents of $4,113,000 and available for sale securities of auction rate certificates of $14,045,000. All cash equivalents have a maturity less than 90 days. Declines in interest rates over time would reduce our interest income from our investments. Based upon our cash and cash equivalents as of March 31, 2008, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income on cash and cash equivalents of approximately $40,000.

     The market values of the available for sale securities may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying the investment. This could result in future charges to our earnings. All of the auction rate certificates held by the Company as of March 31, 2008 have experienced failed auctions. An auction failure is not a default. An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers of the reset dates. Because the investments typically have provisions such that the interest rates reset at higher percentages upon failure in the auction market, the issuers have a strong incentive to restructure and repurchase the underlying bonds. Refer to
Note 4 of our financial statements for further discussion regarding the failed auctions of our available for sale securities in the auction markets as of March 31, 2008.

ITEM 4.                   CONTROLS AND PROCEDURES

   Disclosure Controls and Procedures

     Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. We necessarily apply judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives.

Our President and Chief Executive Officer/Acting Chief Financial Officer, has carried out an evaluation, with the participation of our management, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report, based on the evaluation required by paragraph (b) of Rule 13a-15 under the Securities Act of 1934. Based upon such evaluation, our President and Chief Executive Officer/Acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.


   Changes in Internal Control Over Financial Reporting

     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

     NeoPharm, Inc. and certain of our former officers have been named in a consolidated amended complaint, which alleges various violations of the federal securities laws in connection with our public statements regarding our LEP drug product candidate during the period from October 31, 2001 through April 19, 2002. On November 4, 2002, we moved to have the complaint dismissed. Our motion to dismiss was granted in part and denied in part in February 2003. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend sought to include certain pre-class period statements in the complaint. The motion for summary adjudication asked the Court to rule that certain statements made in an arbitration award regarding the LEP drug product candidate be deemed facts established in this proceeding. On February 23, 2007, the Court entered an order denying both the plaintiffs' motion to amend and the plaintiffs' motion for summary adjudication. Fact and expert discovery is closed. On March 21, 2008, the dispositive motion filing deadline, NeoPharm filed a motion for summary judgment to which the plaintiffs filed an opposition on May 6, 2008. We plan on filing a reply by June 6, 2008, after which the Court may require an oral hearing before it either grants or denies our motion. No trial date has yet been set. We intend to vigorously defend each and every claim in the complaint. Management is unable to estimate the potential outcome or range of possibilities, if any. In addition, we maintain insurance coverage to mitigate the financial impact of any potential loss.

     The employment of Mr. Guillermo Herrera, the former CEO of the Company, was terminated effective March 23, 2007. Since that date, he has retained counsel and on May 7, 2007, Mr. Herrera's attorney filed a suit entitled Guillermo Herrera vs. NeoPharm, Inc., Case No. 2007 L 004711 in the Circuit Court of Cook County, Illinois, seeking payment of $212,500 for his 2006 bonus and $25,000 for a salary increase for 2007. Subsequent to this filing, the Company determined that under the terms of his employment agreement the Company should not be responsible for the payment of severance and terminated further payments. Mr. Herrera filed an Amended Complaint on February 21, 2008 alleging breach of his employment agreement with the Company, defamation, and tortuously presenting him in a false light. Mr. Herrera seeks an additional $363,612 representing the remaining severance payments, plus attorneys' fees and costs. Mr. Herrera also seeks unspecified compensatory and punitive damages. The Company is vigorously defending this matter. We are unable at this time to make any prediction as to the outcome of this litigation.


ITEM 1A.                         RISK FACTORS

     Below are the risk factors that have been revised since the filing of our annual report on March, 28, 2008 on Form 10-K for the year ended December 31, 2007 (the "2007 Form 10-K"). We face significant additional risks, which are set forth in the Part I, Item 1A in our 2007 Form 10-K under the caption "Risk Factors." You are urged to read these risk factors in the 2007 Form 10-K, in addition to the following revised risk factors set forth below. Each of the risk factors set forth here and in our 2007 Form 10-K could materially adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock. Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.

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

     The market values of the available for sale securities may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying the investment. This could result in future charges to our earnings. All of the auction rate certificates held by the Company as of March 31, 2008 have experienced failed auctions. An auction failure is not a default. An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers of the reset dates. Because the investments typically have provisions such that the interest rates reset at higher percentages upon failure in the auction market, the issuers have a strong incentive to restructure and repurchase the underlying bonds. Refer to
Note 4 of our financial statements for further discussion regarding the failed auctions of our available for sale securities in the auction markets as of March 31, 2008.


ITEM 2.           UNREGISTERS SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

          None

ITEM 5.           OTHER INFORMATION

          None

ITEM 6.           EXIBITS

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act or 2002

                                 SIGNATURE PAGE
                                 --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2008                      /s/ Laurence P. Birch
                                          --------------------------------
                                          Laurence P. Birch
                                          President and Chief Executive Officer
                                          (Principal Executive Officer) and
                                          Acting Chief Financial Officer
                                          (Principal Financial Officer)