Form 10-Q
period 2008-06-30
NEOPHARM INC
filed 2008-08-14
CIK 942788

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

                    For Quarterly Period Ended June 30, 2008

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
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X| As of, July 31, 2008 the number of shares outstanding of each of the issuer's classes of common stock was as follows:

          Title of each class                   Number of shares outstanding
-----------------------------------------  -------------------------------------
   Common Stock ($.0002145 par value)                    28,492,909

================================================================================

                                 NEOPHARM, INC.

                                    FORM 10-Q
                                      INDEX

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets as of June 30, 2008
            (unaudited) and December 31, 2007 Condensed Consolidated Statements
            of Operations for the three and six months ended June 30, 2008 and
            June 30, 2007 (unaudited) Condensed Consolidated Statements of Cash
            Flows for the six months ended June 30, 2008 and June 30, 2007
            (unaudited) Notes to Condensed Consolidated Financial Statements
            (unaudited)
    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations
    Item 3. Quantitative and Qualitative Disclosures About Market Risk
    Item 4T Controls and Procedures
PART II. OTHER INFORMATION
    Item 1. Legal Proceedings
    Item    Risk Factors
    1A.
    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Item 3. Defaults Upon Senior Securities
    Item 4. Submission of Matters to a Vote of Security Holders
    Item 5. Other Information
    Item 6. Exhibits
SIGNATURE PAGE

                         PART I - FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

                                 NEOPHARM, INC.
                      Condensed Consolidated Balance Sheets

                                                               June 30,       December 31,
                                                                 2008             2007
                                                           ---------------- -----------------
                                                             (unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents                             $    7,584,000   $     1,022,000
      Available for sale securities                             13,835,000        19,759,000
      Prepaid expenses and other                                    68,000           417,000
                                                           ---------------- -----------------
      Total current assets                                      21,487,000        21,198,000
   Fixed assets, net of accumulated depreciation                   395,000           395,000
   Other assets                                                    647,000           659,000
                                                           ---------------- -----------------
      Total assets                                          $   22,529,000   $    22,252,000
                                                           ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                      $    1,095,000   $     1,340,000
      Accrued clinical trial expenses                              364,000           278,000
      Accrued compensation                                         757,000         1,042,000
      Accrued manufacturing expenses                               783,000           739,000
      Short-term debt                                            5,012,000                 -
      Obligations under capital lease                               33,000            32,000
      Other accrued expenses                                       337,000           494,000
                                                           ---------------- -----------------
      Total current liabilities                                  8,381,000         3,925,000
                                                           ---------------- -----------------

   Deferred rent                                                     6,000                 -
   Obligations under capital lease                                  57,000            74,000
                                                           ---------------- -----------------
      Total liabilities                                          8,444,000         3,999,000
                                                           ---------------- -----------------

   Stockholders' equity:
      Preferred stock, $0.01 par value; 15,000,000 shares
       authorized:
          none issued and outstanding                                    -                 -
      Common stock, $0.0002145 par value; 50,000,000
          shares authorized: 28,492,909 and 28,488,550
          shares issued and outstanding, respectively                6,000             6,000
      Additional paid-in capital                               290,766,000       290,481,000
      Other comprehensive loss                                    (868,000)                -
      Accumulated deficit                                     (275,819,000)     (272,234,000)
                                                           ---------------- -----------------
      Total stockholders' equity                                14,085,000        18,253,000
                                                           ---------------- -----------------

      Total liabilities and stockholders' equity            $   22,529,000   $    22,252,000
                                                           ================ =================


The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

                                 NEOPHARM, INC.

                      Condensed Consolidated Statements of Operations
                 Three and Six Months Ended June 30, 2008 and June 30, 2007
                                   (Unaudited)

                                          Three Months Ended           Six Months Ended
                                      --------------------------- ---------------------------
                                      June 30, 2008 June 30, 2007 June 30, 2008 June 30, 2007
                                      -------------------------------------------------------

Total revenue                          $         -   $         -   $         -   $         -

Expenses:
 Research and development                1,014,000     1,500,000     1,837,000     4,507,000
 Selling, general, and
  administrative                         1,247,000     1,918,000     2,516,000     4,779,000
 Employee termination costs                      -       555,000             -       555,000
 Facility consolidation costs               11,000             -       (64,000)            -
 Gain on sale of equipment and
  furniture                               (101,000)            -      (309,000)            -
                                      ------------- ------------- ------------- -------------
  Total expenses                         2,171,000     3,973,000     3,980,000     9,841,000
                                      ------------- ------------- ------------- -------------
Loss from operations                    (2,171,000)   (3,973,000)   (3,980,000)   (9,841,000)

Net interest income                         99,000       358,000       395,000       773,000
                                      ------------- ------------- ------------- -------------
Net loss                               $(2,072,000)  $(3,615,000)  $(3,585,000)  $(9,068,000)
                                      ============= ============= ============= =============
Net loss per share --
 Basic and diluted                     $     (0.07)  $     (0.13)  $     (0.13)  $     (0.32)
                                      ============= ============= ============= =============
Weighted average shares outstanding
 --
 Basic and diluted                      28,491,174    28,086,748    28,489,876    28,083,630
                                      ============= ============= ============= =============

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

                                 NEOPHARM, INC.

                 Condensed Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2008 and June 30, 2007
                                   (Unaudited)

                                                                        Six Months Ended
                                                                 -------------------------------
                                                                 June 30, 2008   June 30, 2007
                                                                 -------------- ----------------

Cash flows from operating activities:
   Net loss                                                       $ (3,585,000)  $   (9,068,000)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                    107,000          456,000
      Stock-based compensation expense                                 282,000          115,000
      Gain on sale of equipment and furniture                          (18,000)          (1,000)
   Changes in assets and liabilities:
      Interest receivable on short-term investments                      3,000           14,000
      Prepaid expenses and other assets                                361,000          (66,000)
      Accounts payable                                                (245,000)      (4,484,000)
      Other current liabilities                                       (293,000)         175,000
                                                                 -------------- ----------------
Net cash and cash equivalents used in operating activities          (3,388,000)     (12,859,000)
                                                                 -------------- ----------------

Cash flows from investing activities:
   Proceeds from sales of marketable securities                      5,053,000       11,651,000
   Purchase of equipment and furniture                                (108,000)          (1,000)
   Proceeds from sale of equipment and furniture                        19,000                -
                                                                 -------------- ----------------
Net cash and cash equivalents provided by investing activities       4,964,000       11,650,000
                                                                 -------------- ----------------

Cash flows from financing activities:
   Proceeds from employee stock purchase plan                            2,000           13,000
   Proceeds from short-term debt                                     5,000,000                -
   Repayment of capital lease obligation                               (16,000)         (14,000)
                                                                 -------------- ----------------
Net cash and cash equivalents provided by (used in) financing
 activities                                                          4,986,000           (1,000)
                                                                 -------------- ----------------

Net increase in cash and cash equivalents                            6,562,000       (1,210,000)
Cash and cash equivalents, beginning of period                       1,022,000        1,852,000
                                                                 -------------- ----------------
Cash and cash equivalents, end of period                          $  7,584,000   $      642,000
                                                                 ============== ================

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

    The accompanying unaudited condensed consolidated financial statements of NeoPharm, Inc. and subsidiary ("we", "us", "our", or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to a fair presentation. The results of operations for the three and six month period ended and as of June 30, 2008 are not necessarily indicative of our operating results for fiscal 2008 or future interim periods.

    The unaudited condensed consolidated financial statements include the accounts of NeoPharm, Inc. and its wholly owned subsidiary, NeoPharm EU Limited. As of and through June 30, 2008, the subsidiary had nominal assets and had not conducted any business. All significant intercompany accounts and transactions are eliminated in consolidation.

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


Recent Accounting Pronouncements

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008, but the adoption did not have a material impact on its consolidated financial statements. See note 5 below.

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

Reclassifications

      Certain reclassifications have been made to conform prior period consolidated financial statements and notes to current period presentation.

2.     NET LOSS PER SHARE

    The following table sets forth the computation of basic and diluted net loss per share:

                                            Three Months Ended               Six Months Ended
                                      ------------------------------- -------------------------------
                                       June 30, 2008   June 30, 2007   June 30, 2008   June 30, 2007
                                      --------------- --------------- --------------- ---------------
Numerator:
  Net loss                             $  (2,072,000)  $  (3,615,000)   $ (3,585,000)   $ (9,068,000)
                                      =============== =============== =============== ===============
Denominator:
  Weighted average shares outstanding     28,486,770      28,086,748      28,489,876      28,083,630
                                      =============== =============== =============== ===============

Loss per share - basic and diluted     $       (0.07)  $       (0.13)   $      (0.13)   $      (0.32)
                                      =============== =============== =============== ===============

    As we have incurred net losses in each of the periods presented, basic and diluted loss per share amounts are the same. Common share equivalents of 1,566,021 and 1,520,428 at June 30, 2008 and 2007, respectively, have been excluded from the computation since the effect of their assumed conversion would be anti-dilutive.


3.   SHARE-BASED COMPENSATION

    We currently sponsor the following share-based payment plans:

    2006 Plan

    In June 2006, our stockholders approved the NeoPharm, Inc. 2006 Equity Incentive Plan, or the 2006 Plan. The 2006 Plan originally provided for the issuance of stock options, non-vested stock, restricted stock, performance units or performance share awards to employees, directors and consultants convertible to up to 1,000,000 shares of our common stock. During the second quarter of 2007, the Board of Directors approved a resolution to increase the total shares available for issuance under the 2006 Plan to 3,400,000 shares. In addition, the Board approved an increase in the number of shares of Common Stock that may be granted to any Grantee during any calendar year, or earned by any Grantee under any performance based award during any calendar year, from 500,000 to 750,000 shares. Each of these Board resolutions were approved by the shareholders at the Annual Meeting of Stockholders held on August 16, 2007. Awards under the 2006 Plan generally consist of stock options having an exercise price equal to the average of the lowest and highest reported sale prices of our common stock on the date of grant; vest ratably over four years; have a 10 year term; and are subject to continuous employment. Stock awards granted to our non-employee directors under the 2006 Plan typically vest one year from the date of grant. Awards under the 2006 Plan vest immediately upon a change in control, as defined in the 2006 Plan. Although the 2006 Plan provides for the issuance of performance units and performance shares, we have not made grants of these types of awards. The 2006 Plan limits to 500,000 the shares of common stock which may be issued pursuant to restricted stock or bonus stock awards. As of June 30, 2008 and December 31, 2007, 2,260,139 shares were available for issuance under the 2006 Plan.

    2006 Employee Stock Purchase Plan

    In June 2006, our shareholders also approved the 2006 Employee Stock Purchase Plan, or the Purchase Plan, under which eligible employees may purchase shares of common stock quarterly through payroll deductions. An aggregate of 100,000 shares of common stock may be issued under the Purchase Plan. The price per share under the Purchase Plan is 85% of the lower of the closing price of the common stock on (i) the first business day of the plan period or (ii) the purchase date. The Purchase Plan imposes a limitation upon a participant's right to acquire common stock if immediately after or prior to purchase, the employee owns 5% or more of the total combined voting power or value of our common stock. During the three and six month periods ending June 30, 2008, 1,754 and 4,359 shares, respectively, were issued under the Purchase plan resulting in compensation expense of $1,240 and $775, respectively. During the three and six month periods ending June 30, 2007, 5,476 and 11,756 shares, respectively, were issued under the Purchase plan resulting in compensation expense of $2,000 and $10,000, respectively. As of June 30, 2008 and December 31, 2007, 42,036 and 46,395 shares remained available for issuance, respectively.

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


    Amounts recognized in the consolidated statements of operations with respect to our share-based compensation plans were as follows:

                                                      Three Months Ended              Six Months Ended
                                                ------------------------------ ------------------------------
                                                June 30, 2008   June 30, 2007  June 30, 2008   June 30, 2007
                                                -------------- --------------- -------------- ---------------

Research and
 development                                     $      40,000  $     (57,000)   $     80,000   $    (41,000)
Selling, general and administrative                     94,000         41,000         202,000        156,000

                                                -------------- --------------- -------------- ---------------
Total cost of share-based payment plans during
 period                                          $     134,000  $     (16,000)   $    282,000   $    115,000
                                                ============== =============== ============== ===============

    We have never capitalized, or recognized an income tax benefit from, share-based compensation.

    The following is a summary of activity relating to option awards to employees and non-employee directors during the six months ended June 30, 2008:

                                   Number of     Weighted Average  Weighted Average   Aggregate
                                     Options      Exercise Price/      Remaining      Instrinsic
                                                 Grant Date Fair    Contractual Life     Value
                                                       Value            in years
                                 --------------- ----------------- ----------------- ------------
Outstanding at December 31, 2007     1,252,326    $     2.73/1.89
Granted                                      -
Exercised                                    -
Forfeited/expired/cancelled            (35,000)   $     3.48/2.17
                                 --------------
Outstanding at June 30, 2008         1,217,326          2.69/1.88               8.6   $         -
                                 ==============

Exercisable at June 30, 2008           575,901    $     5.78/3.91              7.52   $         -
                                 ==============

Weighted-average fair value of
 options granted during the
 period                                      -    $             -

Nonvested at December 31, 2007         755,051    $     1.92/1.37
Granted                                      -
Vested                                 (86,126)         2.92/2.06
Forfeited                              (27,500)         2.66/1.81
                                ---------------
Nonvested at June 30, 2008             641,425    $     1.76/1.26
                                ===============

    As of June 30, 2008 we expect to recognize $718,000 of unrecognized share-based compensation for our outstanding options over a weighted average period of 1.7 years.

    Restricted Stock Awards

    In June 2007, we granted 180,665 restricted shares of common stock to our chief executive officer with a weighted average fair value of $1.36 per share and a four year vesting period. In August 2007, we granted 213,196 restricted shares of common stock to non-employee directors with a weighted average fair value of $0.99 and a one year vesting period. As of June 30, 2008, there were a total of 393,861 restricted shares of common stock outstanding with unearned compensation of $209,000 which is expected to be earned within 1.5 months for the non-employee directors and 36 months for the chief executive officer. No stock options were granted to non-employee directors during the six months ended June 30, 2008.

    Stock Option Valuation Information

    We have estimated the fair value of our share-based compensation using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that have a significant impact on the fair value estimate. We have based our assumptions regarding expected volatility on the historic volatility of our common stock, the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant, and the expected term of options using the "Simplified Method" in accordance with SAB No. 107, Share-Based Payment. There were no employee stock options granted during the six months ended June 30, 2008.


4.  CASH AND CASH EQUIVALENTS AND AVAILABLE FOR SALE SECURITIES

    We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included with cash are cash equivalents of $7.6 million and $0.7 million as of June 30, 2008 and December 31, 2007, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

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

    All of the auction rate certificates held by the Company as of June 30, 2008 have experienced failed auctions. An auction failure is not a default. An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers at the reset dates. Because the investments typically have provisions such that the interest rates reset at higher percentages upon failure in the auction market, the issuers have a strong incentive to restructure and repurchase the underlying bonds.

    The investment bank which holds NeoPharm's auction rate certificates has estimated the fair value of all of its auction rate certificates as of June 30, 2008, including those held in the Company's account. The fair value of NeoPharm's auction rate certificates was estimated to be $13.8 million, which is $0.9 million less than their $14.7 million cost. We believe that improving market conditions will ultimately lead to the repurchase of NeoPharm's auction rate certificates at their par value. Since the timing of the repurchase of the Company's auction rate certificates at par is uncertain and dependent on the rate with which market conditions continue to improve, we have arranged for and fully drawn on a $5.0 million credit facility collateralized by all of the Company's investments, including its auction rate certificates. This borrowing on the credit facility will provide us the liquidity to fund our operations for at least the next 12 months, based on our forecasted cash consumption during that period of time (see note 6 below).

    The Company considers this decline in the estimated fair value of its investments in auction rate certificates to be temporary, based on the relatively short length of time and the extent to which the estimated fair value has been less than cost, and the Company's intent and ability to hold its investments in auction rate certificates for a period of time that is deemed to be sufficient to allow for the anticipated recovery in their market value. As the Company believes that the failed auctions are the result of temporary market conditions, management currently expects to be able to liquidate these securities within the short term. Accordingly, we are reporting our investments in auction rate certificates as of June 30, 2008 on our Consolidated Balance Sheet as a Current Asset at their estimated fair value, and reporting the decline in estimated fair value, which is considered to be temporary, of $0.7 million and $0.2 million for the three and six month periods ending June 30, 2008, respectively, as Other Comprehensive Income (Loss), a separate component of Shareholders' Equity, as provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, management intends to monitor these investments and will make adjustments to their treatment, including potential reclassification to long term in the future, if that is considered necessary.

    Included with the carrying value of the investments in available for sale securities was accrued interest income receivable of $3,000 and $59,000 as of June 30, 2008 and December 31, 2007, respectively.

    Short-term investments, stated at fair market value, are as follows (in thousands):

                                                           June 30,       December 31,
                                                              2008             2007
                                                       ----------------------------------

State government agencies, at par value                 $        14,700   $        19,700
Less: temporary decline in estimated fair value (Other
 Comprehensive Loss)                                               (868)                -

                                                       ----------------- ----------------
    Total estimated fair value of short-term
     investments                                        $        13,832   $        19,700
                                                       ================= ================

5.      FAIR VALUE MEASUREMENT

        As discussed in Note 1, SFAS 157 became effective for measuring and reporting financial assets and liabilities in our financial statements as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

       SFAS 157 establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements:

Level 1 - Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date.


Level 2 - Uses inputs other than Level 1 that are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data.


Level 3 - Uses inputs that are unobservable and are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

We have applied the provisions of SFAS 157 to financial assets and liabilities measured at fair value on our consolidated financial statements.

Investments in student loan backed auction-rate securities are our only Level 3 assets and these investments are classified as available-for-sale and recorded at fair value. Because of the recent deterioration in the credit markets, auctions for these securities have failed since the first quarter of 2008. Consequently, fair value measurements have been estimated by the investment bank which holds NeoPharm's auction rate certificates using an income-approach model (discounted cash-flow analysis). The model considers factors that reflect assumptions that market participants would use in pricing similar securities, including, the collateral underlying the investments, the creditworthiness of the counterparty, expected future cash-flows, including the next time the security is expected to have a successful auction, and risks associated with the uncertainties of the current market, the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, forward projections of the interest rate benchmarks specified in such formulas, the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means, and publicly available pricing data for recently issued student loan asset-backed securities which are not subject to auctions.


    The Company considers this decline in the estimated fair value of its investments in auction rate certificates to be temporary, based on the relatively short length of time and the extent to which the estimated fair value has been less than cost, and the Company's intent and ability to hold its investments in auction rate certificates for a period of time that is deemed to be sufficient to allow for the anticipated recovery in their market value. As the Company believes that the failed auctions are the result of temporary market conditions, management currently expects to be able to liquidate these securities within the short term. Accordingly, we are reporting our investments in auction rate certificates as of June 30, 2008 on our Consolidated Balance Sheet as a Current Asset at their estimated fair value, and reporting the decline in estimated fair value, which is considered to be temporary, of $0.7 million and $0.2 million for the three and six month periods ending June 30, 2008, respectively, as Other Comprehensive Income (Loss), a separate component of Shareholders' Equity, as provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, management intends to monitor these investments and will make adjustments to their treatment, including potential reclassification to long term in the future, if that is considered necessary.

       Any future fluctuations in fair value, including recoveries of previously unrealized losses relating to these investments, would be recorded as Other Comprehensive Income (Loss). Any adjustments in fair value that we determine to be other-than-temporary would require us to recognize associated adjustments to earnings. We evaluate financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period.


6.     SHORT-TERM DEBT

    During the second quarter of 2008, we entered into a credit agreement with the investment bank that holds our auction rate securities that will enable the Company to borrow up to a maximum of $5.0 million in the form of a demand margin loan. Under the terms of the agreement, borrowings are collateralized by the Company's auction rate securities and other investments and interest is based on an annual rate equal to the sum of the prevailing daily 30-day LIBOR rate plus 25 basis points. As of June 30, 2008, this rate was 2.71%. In June 2008, we borrowed $5.0 million under this credit agreement and invested the proceeds in a short-term money market fund. This $5.0 million loan, along with accrued interest expense, is shown as of June 30, 2008 on our Consolidated Balance Sheet as short-term debt. The $5.0 million proceeds invested in a short-term money market fund are included in cash and cash equivalents as of June 30, 2008 on our Consolidated Balance Sheet. Interest expense of approximately $12,000 for the three months ended June 30, 2008, is included in net interest income in our Condensed Consolidated Statement of Operations.


7.     FIXED ASSETS

    We record fixed assets at cost and record depreciation using the straight-line method over the related asset's estimated useful life. Expenditures that do not extend the life or improve the productivity of assets are charged to expense when incurred. When fixed assets are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recorded. Depreciation and amortization expense for the six months ended June 30, 2008 and June 30, 2007, was $107,000 and $456,000,
respectively. During the six months ended June 30, 2008, the Company capitalized the cost of leasehold improvements totaling $108,000 in connection with its move to a smaller corporate headquarters facility.

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


8.     FACILITY CONSOLIDATION COSTS

    The lease on our former Waukegan facility, from which we moved to our new facility in Lake Bluff, expired on March 31, 2008. In this lease there was an obligation when we vacated the premises for us to restore the facility to its original condition when we moved into the facility. As a result, for the year ended December 31, 2007, we accrued an estimated cost of our restoration obligation of $200,000. In April 2008 we entered into an agreement to pay $125,000 to the owner of our former Waukegan facility in lieu of incurring the actual costs for the restoration of that facility. As a result, we recorded a reduction in facility consolidation costs of $75,000 in the first quarter of 2008 to adjust the accrual to the amount that was actually paid in April 2008.

    During the second quarter of 2008, other immaterial facility consolidation expenses of $11,000 were incurred.



9.     STOCKHOLDERS' EQUITY

    We maintain a Stockholder Rights Plan whereby rights to purchase shares of Series A Participating Preferred Stock become exercisable by our stockholders in the event a non-excluded party acquires, or attempts to acquire, 15% or more of our outstanding common stock.


10.     COMMITMENTS

       Manufacturing Commitment--To secure access to manufacturing capacity for the potential manufacture, scale-up of manufacturing and regulatory advancement of Cintredekin Besudotox, we entered into agreements with a contract manufacturing organization. Under the terms of the agreements, we may be obligated to pay half of the committed processing costs, or approximately $2.1 million, should we elect not to utilize such capacity. However, at June 30, 2008, management does not believe that there is a current obligation to pay this amount. Refer to Note 11 for further discussion.
       License and Research Agreements--From time to time we enter into license and research agreements with third parties. As of June 30, 2008, we had significant agreements with three parties, as described below.
       Georgetown University--We have entered into two license agreements with Georgetown whereby we obtained an exclusive worldwide license to use certain technologies. In exchange for the grant of one of these exclusive licenses that is related to taxane derivatives, we agreed to pay Georgetown a royalty, ranging from 1.25% to 2.50% of any net sales from our products incorporating such technologies as covered by the licensed patents. The royalty will be payable for the life of the related patents. Additionally, we may be obligated to pay $400,000 upon entering into any sublicense agreement and $250,000 upon approval of a New Drug Application, or NDA.
       In July 2007, we entered into an exclusive license to use certain antisense technologies covered by certain US patents. In exchange for the grant of this license, we paid Georgetown a non-refundable license issue fee of $10,000 and are liable for yearly maintenance fees of $20,000. In addition, we agreed to pay Georgetown a royalty of 2.75% of net sales from our products incorporating these technologies and 50% of any royalties received from sublicensees. We may also be obligated to make milestone payments totaling $900,000 upon achievement of certain objectives.

       National Institutes of Health--We entered into an exclusive worldwide licensing agreement with the NIH in 1997 to develop and commercialize IL13-PE38QQR (Cintredekin Besudotox). The agreement required us to pay NIH a $75,000 non-refundable license issue payment and minimum annual royalty payments of $10,000, which increase to $25,000 after the first commercial sale. The agreement further provides for us to make milestone payments to NIH of up to $585,000 and royalties of up to 3.50% based on any future product sales. We made the first milestone payment of $25,000 to NIH in November 1999 after the filing of the U.S. Investigational New Drug IND application for IL13-PE38QQR. We are required to pay the costs of filing and maintaining product patents on the licensed patents. The agreement extends to the expiration of the last to expire of the patents on the licensed patents, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and us. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either party may unilaterally terminate by giving advanced notice.
       On May 30, 2006 we entered into a non-exclusive Patent License Agreement with the NIH providing us with a non-exclusive license to utilize a patented process owned by the U.S. government relating to convection enhanced delivery, or CED, for us to use with drugs, including Cintredekin Besudotox in the treatment of gliomas, in the U.S., its territories and possessions. Under the terms of this Patent License Agreement, we have paid NIH a noncredit able, nonrefundable license issue royalty of $5,000 and have agreed to pay a nonrefundable, minimum annual royalty of $2,000, which will be credited against earned royalties, which are fixed at one-half of one percent (0.5%) on aggregate future product sales over $100 million. An additional benchmark royalty of $20,00 is payable within thirty (30) days of receiving approval from the U.S. FDA of approval to use the licensed CED process in administrating a drug for the treatment of gliomas. Pursuant to an amendment to this Patent License Agreement entered into in August 2006, we expanded the field of use to cover the treatment of cancer, were given the right to sublicense our rights and extended the time for us to reach certain benchmarks. In return for these additional rights, we agreed to pay additional sublicensing royalties one and one-half percent (1.5%), to a maximum of $200,000, on the fair market value of any upfront consideration received for granting a sublicense.
       In June 2007, we entered into an exclusive worldwide license agreement with the NIH to develop and commercialize IL13-PE38QQR (Cintredekin Besudotox) for use in the treatment of asthma and pulmonary fibrosis. Upon entering the contract, we paid NIH a non-refundable license issue royalty of $125,000 and have agreed to pay an annual royalty of $20,000, which will be credited against earned royalties, which are fixed at four percent (4%) of net sales, including those of sublicensees. In addition, we may be obligated to make milestone payments totaling $1,410,000 upon achievement of certain objectives. We are required to pay the costs of filing and maintaining product patents on the licensed patents. The agreement extends to the expiration of the last to expire of the patents on the licensed patents, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and us. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either party may unilaterally terminate by giving advanced notice.
      U.S. Food and Drug Administration--In 1997 the Company entered into a Cooperative Research and Development Agreement, or CRADA, with the FDA. Pursuant to the CRADA, we committed to work to commercialize the IL13-PE38QQR chimeric protein which we licensed from NIH. The FDA agreed to collaborate on the clinical development and commercialization of IL13-PE38QQR. In September 2005, we and the FDA agreed to extend the term and funding of the CRADA through July 2009 for $165,000 per year.

    Clinical Trial Commitments--As of June 30, 2008, we had clinical trial agreements with various parties, as described below.
      Excel Life Science-- In August 2007, the Company entered into an agreement with Excel Life Science for the completion of Phase II clinical trials with the use of LEP-ETU for the treatment of metastatic breast cancer. The agreement contains milestone payments which are based upon stages of completion of the phase II clinical trials. Upon entering the contract, we paid Excel Life Sciences $70,000. In March 2008, we began enrolling patients in this phase II clinical trial and we recorded $70,000 in accrued clinical trial expenses at March 31, 2008 for the patient enrollment milestone payment obligation. This patient enrollment milestone obligation was paid in April 2008. Included in accrued clinical trial expenses at June 30, 2008 is $35,000 for patient enrollment expense accrued toward the next milestone payment obligation, for the 6 patients enrolled to-date in this study as of June 30, 2008. The total remaining obligation is potentially $174,000 for the completion of this phase II clinical trial.

      TGen Clinical Research Services-- In March 2008, we entered into an agreement with TGen Clinical Research Services for the completion of Phase I clinical trials with the use of LE-DT for the treatment of advanced solid tumors. The agreement contains milestone payments which are based upon stages of completion of the phase II clinical trials. Upon entering the contract, we paid $13,000 to TGen Clinical Research Services. Included in accrued clinical trial expenses at June 30, 2008 is $14,000 for patient enrollment expense accrued toward the next milestone payment obligation, for the 1 patient enrolled to-date in this study as of June 30, 2008. The total remaining obligation is dependent on the number of patients that are enrolled in the phase I study at TGen, but could potentially be $211,000 for the completion of the phase I clinical trial at this site.

      Georgetown University-- In April 2008, we entered into an agreement with Georgetown University Medical Center for the completion of Phase I clinical trials with the use of LE-DT for the treatment of advanced solid tumors. The agreement contains milestone payments which are based upon stages of completion of the phase II clinical trials. Upon entering the contract, we accrued a start up fee of $9,000 payable to Georgetown University Medical Center. Included in accrued clinical trial expenses at June 30, 2008 is $28,000 for patient enrollment expense accrued toward the next milestone payment obligation, for the 2 patients enrolled to-date in this study as of June 30, 2008. The total remaining obligation, is dependent on the number of patients that are enrolled in the phase I study at Georgetown, but could potentially be $197,000 for the completion of the phase I clinical trial at this site.

    Termination and Employment Agreements-- On March 23, 2007, the Company terminated the employment of Mr. Guillermo Herrera, its President and Chief Executive Officer. In accordance with his employment agreement, Mr. Herrera was scheduled to receive a salary continuation of approximately $35,400 per month for twelve months. However, subsequent to his termination, the Company determined that, based on the terms of the employment agreement, no salary continuance was due Mr. Herrera and further payments were stopped. Refer to Note 11 for further discussion.

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


11.    CONTINGENCIES

    NeoPharm, Inc. and certain of our former officers have been named in a consolidated amended complaint, which alleges various violations of the federal securities laws in connection with our public statements regarding our LEP drug product candidate during the period from October 31, 2001 through April 19, 2002. On November 4, 2002, we moved to have the complaint dismissed. Our motion to dismiss was granted in part and denied in part in February 2003. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend sought to include certain pre-class period statements in the complaint. The motion for summary adjudication asked the Court to rule that certain statements made in an arbitration award regarding the LEP drug product candidate be deemed facts established in this proceeding. On February 23, 2007, the Court entered an order denying both the plaintiffs' motion to amend and the plaintiffs' motion for summary adjudication. Fact and expert discovery is closed. On March 21, 2008, the dispositive motion filing deadline, NeoPharm filed a motion for summary judgment, on which we are awaiting the court's decision. No trial date has yet been set. We intend to vigorously defend each and every claim in the complaint. Management is unable to estimate the potential outcome or range of possibilities, if any. In addition, we maintain insurance coverage to mitigate the financial impact of any potential loss.

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

    We entered into various contractual arrangements, primarily during the fourth quarter of 2006, under take or pay agreements, with Diosynth Biotechnology, Inc. ("Diosynth"), to secure access to manufacturing capacity for the potential manufacture and regulatory advancement of Cintredekin Besudotox through early 2008. As a result of the FDA's decision to require additional Phase III clinical testing of Cintredekin Besudotox, the Company advised Diosynth that the timing of further work to support a potential BLA submission must be delayed. Diosynth has indicated that such a delay constitutes a default under our contract. In response, the Company invoked the dispute resolution provisions of the contract in an attempt to resolve these and other differences between the two companies. A dialogue between the senior executives of our Company and Diosynth while initiated, has not been pursued by the parties. In the event the parties fail to resolve their differences, the contract provides for mediation and eventually binding arbitration. Under the terms of the various contractual arrangements, if the Company can not settle its outstanding differences with Diosynth, and Diosynth should refuse to delay the related disputed manufacturing activity, and such dispute were to culminate in an arbitration judgment against the Company, we may be obligated to pay half of the disputed processing costs. The Company estimates the potential exposure to be approximately $2.1 million at June 30, 2008.

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


12.     SUBSEQUENT EVENTS

    Subsequent to June 30, 2008, we entered into an agreement to pay $1.1 million for the performance of a preclinical inhalation toxicology study in non-human primates for our Cintredekin Besudotox IL13-PE38 therapeutic agent for the treatment of pulmonary fibrosis. Under the terms of this agreement, we paid $200,000 in August 2008 upon execution of the agreement, and will pay an additional $500,000 in the fourth quarter of 2008 and the remaining balance upon completion of the final study report in the first quarter of 2009.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Any statements made by NeoPharm, Inc. ("we", "us", "our", or the "Company") in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, manufacturing, regulatory approval, recruitment of patients, production and marketing of the Company's drug candidates, including, but not limited to: our drug product candidate IL13-PE38QQR, or Cintredekin Besudotox, and our NeoLipid(R) product candidates LE-SN38, LEP-ETU, LE-DT and LE-rafAON; our ability to make, or the timing of, a filing of any Biologics License Application, or BLA, for approval of Cintredekin Besudotox with the United States Food and Drug Administration, or FDA; our ability to conserve our cash resources, to implement reductions in general and administrative expenditures and to obtain additional sources of financing in the future; the performance of third-party contractors; uncertainty regarding the outcome of certain pending class action and other outstanding litigation; unexpected adverse side effects or inadequate therapeutic efficacy of our drug product candidates, including, but not limited to, Cintredekin Besudotox, that could slow or prevent our drug product candidates coming to market; the uncertainty of patent protection for our intellectual property and trade secrets, including freedom to operate with any of our drug product candidates and the uncertainty of maintenance of our trade secrets; our ability to raise additional funds at all or on terms acceptable to us; and other factors referenced under Item 1A, "Risk Factors" in
Part II of this Quarterly Report on Form 10-Q.

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

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers and other diseases. Our corporate office and research and development facility is located in Lake Bluff, Illinois and we had 16 active employees as of June 30, 2008. We have built our drug development program around our two proprietary technology platforms: a tumor-targeting toxin platform and NeoLipid(R) liposomal drug delivery system. We have advanced five drug product candidates in various stages of clinical and pre-clinical development for the treatment of cancer and one drug product candidate in pre-clinical development for treatment of interstitial pulmonary fibrosis, or IPF, and asthma. The following table summarizes key information about our current drug product candidate pipeline:


                                                           2008 Clinical      Commercialization
Drug product candidate     Clinical indication(s)         development status       rights
-------------------------- --------------------------- ----------------------------------------

Cintredekin Besudotox      Glioblastoma multiforme     Completed Phase III    World wide
(IL13-PE38QQR)              (brain cancer)              (1)

LEP-ETU                    Breast cancer, ovarian      Phase II (2)           World wide
(Liposomal Paclitaxel)      cancer and other solid
                            tumors

LE-SN38                    Colorectal cancer and other Phase II (3)           World wide
(Liposomal SN-38)           solid tumors

LE-DT                      Breast cancer, ovarian      Phase I (4)            World wide
(Liposomal Docetaxel)       cancer, prostate cancer and
                            other solid tumors

LE-rafAON                  Pancreatic and prostate     Re-activate IND,       United States
(Liposomal-raf-Antisense    cancer                      Planning Phase I/Phase
 Oligonucleotide)                                       II in Pancreatic
                                                        Cancer

Cintredekin Besudotox      Interstitial pulmonary      Pre-IND (5)            World wide
 (IL13-PE38QQR)             fibrosis and asthma

-------------------------
(1) Representatives of the United States Food and Drug Administration's, or FDA, Office of Oncology indicated during a review of the clinical data with the Company in March 2007, that an additional Phase III confirmatory clinical trial for Cintredekin Besudotox in the treatment of glioblastoma multiforme, or GBM, would be required before the FDA could accept the Company's Biologics License Application, or BLA. The Company has signed a letter of intent with a clinical research organization to oversee an initial Phase III confirmatory trial regarding Cintredekin Besudotox, which is further discussed below in the Drug Product Candidate Summary.

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

(4) The Company entered into agreements with TGen Clinical Research Services and Georgetown University in March 2008 and April 2008, respectively, for the completion of Phase I clinical trials with the use of LE-DT for the treatment of advanced solid tumors. Patient enrollment in this Phase I clinical trial with LE-DT to define the toxicities, pharmacokinetics and maximum tolerated dose with this new modality of treatment began in the second quarter of 2008.

(5) The Company entered into an agreement with Lovelace Respiratory Research Institute for the completion of a two week inhalation toxicology study designed to provide a detailed preclinical evaluation of this product through nebulization to fully characterize the physio-chemical behavior of the nebulized product.

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

    During 2006 and the first quarter of 2007, the Company primarily focused on completing its Phase III trial and commercialization strategy for Cintredekin Besudotox, including the preparation of the corresponding BLA submission to the FDA. However, upon review of the results from the Company's Phase III PRECISE trial in March 2007, the FDA concluded that an additional Phase III confirmatory trial would be required prior to acceptance of a potential BLA filing by the Company. This will substantially delay, and may even prevent, the potential commercialization of the product.

    The Company has executed a letter of intent with a clinical research organization to oversee an initial Phase III confirmatory trial with the primary objective of overall survival, with a secondary objective of progression free survival for patients with recurrent GBM against the standard of care. All of the regulatory submissions have been completed and, once a definitive agreement has been finalized, the Company is expecting to start enrolling patients in the fourth quarter of 2008. If the results of such an initial confirmatory trial were to be encouraging, the Company could elect to expand the trial into a larger Phase III trial in order to support a possible BLA filing for Cintredekin Besudotox with the FDA. While the Company has sufficient resources to fund the initial Phase III confirmatory trial, and evaluate possible drug activity, additional funding from sources outside the Company would be necessary to expand and then complete the necessary Phase III trial, make the BLA filing and advance this drug product candidate. The Company does not currently have the financial reserves to fully fund the testing and obtain approval for any of its drug product candidates, including, but not limited to, Cintredekin Besudotox. Even if third party financing were to become available, and at this time no assurance can be given that it would be, there can be no assurance given that the terms of any proposed third party financing arrangement would be acceptable to the Company. The Company continues to explore drug delivery improvements as well as the possibility of genetic testing to identify patients that might be more responsive to treatment. There can be no assurance that these modifications will result in a positive outcome in a second Phase III trial. Further, there can be no assurances the data from a second Phase III trial, whether or not these modifications were made, would be deemed acceptable by the FDA or that the FDA would approve a BLA for Cintredekin Besudotox based on such data.

    The Company continues to evaluate the potential of Cintredekin Besudotox for the treatment of recurrent GBM. There can be no assurance that, if a second Phase III trial were completed, data evidencing statistical superiority would be generated and, even if such data were generated and produced to the FDA, there can be no assurance that the FDA would accept or approve a BLA submission by the Company.

    Cintredekin Besudotox( IPF and Asthma)
    --------------------------------------

    The Company has licensed IL13-PE38 from NIH, FDA, and University of Michigan as a potential therapeutic agent for the treatment of pulmonary fibrosis and asthma. The Company's collaborators have completed extensive preclinical studies in animal models for the control and reversal of pulmonary fibrosis with this agent. Preclinical studies relating to asthma have also been performed. Other preclinical toxicology studies are also underway. The Company is moving forward with its plan to undertake additional detailed preclinical evaluation of this. In July 2008, the Company entered into an agreement for the performance of a two week inhalation toxicology study with a two week recovery period in non-human primates. This study is designed to provide a detailed preclinical evaluation of this product through nebulization to fully characterize the physio-chemical and biological behavior of the nebulized product. The Company plans to submit an IND to the FDA in the first quarter of 2009 if those studies show that it is reasonably safe to conduct clinical investigations in humans. The preclinical testing plan has been discussed with the FDA, and the agency has made it clear that significant studies must be performed in animals to explore potential side effects in humans, before the agency will permit testing in humans.

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

    During 2004, we completed a Phase I clinical trial for LEP-ETU. In this study, LEP-ETU appeared to be well tolerated in the majority of the patients. Antitumor activity was observed, with 16% of patients experiencing partial responses (shrinkage of tumor by 50% or more). Additionally, 44% of patients evidenced stable disease and were able to complete 4 or more, 3-week cycles of LEP-ETU treatment. Patients previously treated with taxanes were among those who partially responded to LEP-ETU.

     Based on the results obtained in its Phase I trial, the Company began patient enrollment in the first quarter of 2008 in five centers in a Phase II trial designed to assess the efficacy and safety of LEP-ETU in recurrent breast cancer patients. Six patients have been enrolled as of end of the second quarter of 2008. This study is expected to be completed in the fourth quarter of 2008, with a total of 35 patients to be enrolled in five centers. Depending on the outcome of this clinical trial, we may decide to undertake multicenter and multinational Phase III trials in this indication after thorough discussions with FDA.

    LE-DT
    -----

    Pre-clinical work has also advanced on our earlier stage liposomal formulation of the anti-cancer agent docetaxel, LE-DT, which is the active ingredient in Sanofi Aventis' Taxotere(R) which is approved for use in certain breast cancer, non-small cell lung cancer, gastric adenocarcinoma, head and neck cancer indications and prostate cancer. We filed the Investigational New Drug Application, IND, to the FDA on December 28, 2007 and the IND became effective on January 30, 2008. Following the activation of its IND, the Company started enrolling patients in two cancer centers, Georgetown University, Lombardi Cancer Center and at TGen, Scottsdale Health Care system. These two Centers have thus far enrolled three patients in this trial which is designed to define the maximum tolerated dose (MTD) of LE-DT in patients with metastatic solid cancer who have failed conventional therapy in the second quarter of 2008.

    LE-rafAON
    ---------

    Preclinical work with the new formulation of LE-rafAON, which is expected to have minimal infusion related toxicities, is ongoing and we expect to submit a revised IND to FDA in the second half of 2008. The antisense oligonucleotide agent c-raf has shown significant down regulation of the gene in Preclinical studies. Also, LE-rafAON has exhibited significant radiation sensitization and chemo sensitization with other anticancer agents such as gemcitabine and paclitaxel in human xenograft models in mice in pancreatic and prostate tumors. We plan to perform the bridging Phase I trial with this newly formulated LE-rafAON and thereafter start Phase II trials in pancreatic and prostate cancer models where this gene seems to be potentially over expressed.

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

                                                    Total Direct Costs Incurred
                                      -------------------------------------------------------
Research Project                      Three Months Ended  Six Months Ended   Since Beginning
                                         June 30, 2008      June 30, 2008       of Project
                                      ------------------ ------------------- ----------------

Cintredekin
 Besudotox                             $        106,000   $         144,000   $    67,652,000
LEP-ETU                                          90,000             171,000         7,961,000
LE-SN38                                           2,000               9,000         5,324,000
LE-DT                                            81,000             116,000           661,000
LE-rafAON                                       132,000             208,000           279,000
Non-project specific and
 other                                          603,000           1,189,000               N/A
                                      -----------------  ------------------  ----------------

     Total research and development
      expenses                         $      1,014,000   $       1,837,000               N/A
                                      =================  ==================  ================

Results of Operations

     Three Months Ended June 30, 2008 as compared to Three Months Ended June 30, 2007

    Research and development, or R&D, expense for the three months ended June 30, 2008 decreased by $0.5 million, to $1.0 million, compared to $1.5 million for the same period in 2007. The decrease is attributed to a $0.1 million reduction in payroll and benefits expenses, primarily attributed to the Company's various cost reduction initiatives implemented during 2007 and a $0.4 million decrease in overall project costs. The decrease in overall project costs is primarily attributed to a decrease in the PRECISE trial expenditures in connection with decision to bring that phase III trial to an early conclusion, which was partially offset by the advancement of our NeoLipid(R) products into clinical trials from a pre-clinical status. Product manufacturing costs, research supplies and lab facility expenses decreased by a combined $0.3 million as a result of these changes in our drug development activities and the Company's move into a smaller, more cost-effective lab facility.

    Selling, general, and administrative, or SG&A, expenses decreased $0.7 million, to $1.2 million for the three months ended June 30, 2008, compared to $1.9 million for the same period in 2007. Included in this $1.2 million of total SG&A for the three months ended June 30, 2008 are one-time, non-recurring expenses of $0.1 million related to the Company's move into smaller, more cost-effective facility. The overall decrease in SG&A is attributed to a $0.2 million decrease in personnel costs, primarily attributed to the Company's various cost reduction initiatives implemented during 2007. With the reduction in people and cost containment measures put into effect, the Company has been able to realize reductions in spending in accounting, legal, consulting, travel expenses, equipment lease costs, board of director compensation, and office supplies totaling $0.5 million

    The Company sold clinical equipment returned from the PRECISE trial that has been expensed in a prior year, and realized a $0.1 million gain in the three months ended June 30, 2008.

    The Company generated interest income on cash equivalents and short-term investments of approximately $0.1 million and $0.4 million for the three months ended June 30, 2008 and June 30, 2007, respectively. The decrease in interest income during the period was primarily due to a temporary decrease in the yields on the Company's short-term investment balances, in connection with the failed auctions of the Company's auction rate certificates (see note 4).

    Six Months Ended June 30, 2008 as compared to Six Months Ended June 30, 2007

    Research and development, or R&D, expense for the six months ended June 30, 2008 decreased by $2.7 million, to $1.8 million, compared to $4.5 million for the same period in 2007. The decrease is attributed to a $.6 million reduction in payroll and benefits expenses, primarily attributed to the Company's various cost reduction initiatives implemented during 2007 and a $2.1million decrease in overall project costs. The decrease in overall project costs is primarily attributed to decreases in the PRECISE trial and Initial Diagnosis GBM Phase I trial expenditures and product manufacturing costs in connection with decision to bring the PRECISE trial to an early conclusion, which was partially offset by the advancement of our NeoLipid(R) products into clinical trials from a pre-clinical status. Product manufacturing costs, research supplies and lab facility expenses decreased by a combined $1.3 million as a result of these changes in our drug development activities and the Company's move into a smaller, more cost-effective lab facility.

     Selling, general, and administrative, or SG&A, expenses decreased $2.3 million, to $2.5 million for the six months ended June 30, 2008, compared to $4.8 million for the same period in 2007. Included in this $2.3 million of total SG&A for the three months ended June 30, 2008 are one-time, non-recurring expenses of $0.2 million related to the Company's move into smaller, more cost-effective facility. The overall decrease in SG&A is attributed to a $1.1 million decrease in personnel costs, primarily attributed to the Company's various cost reduction initiatives implemented during 2007, and includes $0.4 million in costs associated with the termination of the Company's former Chief Executive Officer in March, 2007. With the reduction in people and cost containment measures put into effect, the Company has been able to realize reductions in spending in accounting, legal, patent, consulting, travel expenses, equipment lease costs, board of director compensation, and office supplies totaling $1.2 million.

    Following the Company's announcement in March 2007 that additional Phase III clinical trials have been recommended for its drug product candidate, Cintredekin Besudotox, the Company initiated an organizational realignment in April 2007 which reduced the workforce by 25 employees resulting in a charge to earnings totaling approximately $555,000.

    The lease on our Waukegan facility, from which we are moved to our new facility in Lake Bluff, expired on March 31, 2008. The Waukegan lease imposed an obligation on us to restore the facility to its original condition when we vacated the facility. As a result, for the year ended December 31, 2007, we accrued an estimated cost of our restoration obligation of $200,000. In April 2008 we entered into an agreement to pay $125,000 to the owner of our former Waukegan facility in lieu of the actual restoration of that facility. As a result, we recorded a reduction in facility consolidation costs of $75,000 in the first quarter of 2008 to adjust the accrual to the amount that was actually paid in April 2008, which was then partially offset by other immaterial facility consolidation costs incurred in the second quarter of 2008.

    The Company sold clinical equipment returned from the PRECISE trial that has been expensed in a prior year, and realized a $0.3 million gain for the six months ended June 30, 2008.

    The Company generated interest income on cash equivalents and short-term investments of approximately $0.4 million and $0.8 million for the six months ended June 30, 2008 and June 30, 2007, respectively. The decrease in interest income during the period was primarily due to a decrease in average short-term investment balances which were used to fund operations, and a temporary decrease in the yields on the Company's short-term investment balances, in connection with the failed auctions of the Company's auction rate certificates (see note
4).


    Liquidity and Capital Resources

    Net cash used in operating activities decreased $9.5 million from $12.9 million to $3.4 million for the six months ended June 30, 2008 and June 30, 2007, respectively. The decrease in cash used by operations was primarily a result of the lower net loss for the quarter ended June 30, 2008 compared to June 30, 2007, and a significant reduction in accounts payable balances due to a reduction in overall operations.

    Our primary source of cash has been proceeds from sales of marketable securities and in the second quarter of 2008, borrowings under our credit agreement . As of June 30, 2008, we had available for sale securities with an estimated value of $13.8 million, consisting solely of state government auction rate certificates. All of the auction rate certificates held by the Company as of June 30, 2008 have experienced failed auctions. An auction failure is not a default. An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers at the reset dates. Because the investments typically have provisions such that the interest rates reset upon failure in the auction market at higher average percentages over a period of time, the issuers have a strong incentive to restructure and repurchase the underlying bonds.

    We believe that improving market conditions will ultimately lead to the sale of NeoPharm's auction rate certificates at their par value. Since the timing of the repurchase of the Company's auction rate certificates at par is uncertain and dependent on the rate in which market conditions continue to improve, we have arranged for and fully drawn on a $5.0 million credit facility in the form of a demand margin loan, which we believe will provide us the liquidity to fund our operations for at least the next 12 months, based on our forecasted cash consumption during that period of time.

    We expect that our primary use of cash over the next 12 to 18 months will be to fund, in addition to general and administrative expenses, our initial Phase III confirmatory trial for Cintredekin Besudotox for glioblastoma multiforme, advancement of our Cintredekin Besudotox for pulmonary fibrosis and our NeoLipid(R) clinical and pre-clinical research and development efforts, and our remaining PRECISE Phase III clinical trial patient obligations.

    As a result of the April 2007 cost reduction initiative coupled with other ongoing cost-saving initiatives, the Company was able to reduce budgeted selling, general and administrative expenditures by $2.3 million for the six months ended June 30, 2008 as compared to June 30, 2007. The total cost savings implemented, before consideration of project costs and final payments related to previous drug product candidates' trial obligations are expected to result in annualized cash consumption rate of approximately $5.0 million. The Company currently projects it has sufficient cash available to fund operations for 2008 and well into 2009 before requiring additional financing. The date as to which sufficient funds continue to be available for operations, without additional financing, may vary depending upon the timing and implementation of various strategies under consideration by the Company.

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

    All of the auction rate certificates held by the Company as of June 30, 2008 have experienced failed auctions. An auction failure is not a default. An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers of the reset dates. Because the investments typically have provisions such that the interest rates reset at higher percentages upon failure in the auction market, the issuers have a strong incentive to restructure and repurchase the underlying bonds.

    The investment bank which holds NeoPharm's auction rate certificates has estimated the fair value of all of its auction rate certificates as of June 30, 2008, including those held in the Company's account. The fair value of NeoPharm's auction rate certificates was estimated to be $13.8 million, which is $0.9 million less than their $14.7 million cost. We believe that improving market conditions will ultimately lead to the repurchase of NeoPharm's auction rate certificates at their par value. Since the timing of the repurchase of the company's auction rate certificates at par is uncertain and dependent on the rate with which market conditions continue to improve, we have arranged for a credit facility which will provide us the liquidity to fund our operations for at least the next 12 months, based on our forecasted cash consumption during that period of time (see note 4).

    The Company considers this decline in the estimated fair value of its investments in auction rate certificates to be temporary, based on the relatively short length of time and the extent to which the estimated fair value has been less than cost, and the Company's intent and ability to hold its investments in auction rate certificates for a period of time that is deemed to be sufficient to allow for the anticipated recovery in their market value. As the Company believes that the failed auctions are the result of temporary market conditions, management currently expects to be able to liquidate these securities within the short term. Accordingly, we are reporting our investments in auction rate certificates as of June 30, 2008 on our Consolidated Balance Sheet as a Current Asset at their estimated fair value, and reporting the decline in estimated fair value, which is considered to be temporary, as a separate component of Shareholders' Equity, as provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, management intends to monitor these investments and will make adjustments to their treatment, including potential reclassification to long term in the future, if that is considered necessary.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of June 30, 2008, we did not own any derivative instruments, but we were exposed to market risks, primarily the impact of changes in United States interest rates on our short-term investments and on our short-term debt. As of June 30, 2008, we held total cash and cash equivalents of $7.6 million, available for sale securities of auction rate certificates of $13.8 million and short-term debt of $5.0 million. All cash equivalents have a maturity less than 90 days. Declines in interest rates on our short-term investments over time would reduce our interest income from our investments. An increase in the interest rate on our short-term debt over time would increase our interest expense on our short-term debt. Based upon our cash and cash equivalents as of June 30, 2008, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income on cash and cash equivalents of approximately $76,000. An increase in the interest rate of 1.0% on our short-term debt as of June 30, 2008 would cause a corresponding increase in our annual interest income of $50,000.

    The market values of the available for sale securities may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying the investment. This could result in future charges to our earnings. All of the auction rate certificates held by the Company as of June 30, 2008 have experienced failed auctions. An auction failure is not a default. An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers of the reset dates. Because the investments typically have provisions such that the interest rates reset at higher percentages upon failure in the auction market, the issuers have a strong incentive to restructure and repurchase the underlying bonds. Refer to
Note 4 of our financial statements for further discussion regarding the failed auctions of our available for sale securities in the auction markets as of June 30, 2008.

ITEM 4T.                      CONTROLS AND PROCEDURES

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


  Changes in Internal Control Over Financial Reporting

    There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

    NeoPharm, Inc. and certain of our former officers have been named in a consolidated amended complaint, which alleges various violations of the federal securities laws in connection with our public statements regarding our LEP drug product candidate during the period from October 31, 2001 through April 19, 2002. On November 4, 2002, we moved to have the complaint dismissed. Our motion to dismiss was granted in part and denied in part in February 2003. In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend sought to include certain pre-class period statements in the complaint. The motion for summary adjudication asked the Court to rule that certain statements made in an arbitration award regarding the LEP drug product candidate be deemed facts established in this proceeding. On February 23, 2007, the Court entered an order denying both the plaintiffs' motion to amend and the plaintiffs' motion for summary adjudication. Fact and expert discovery is closed. On March 21, 2008, the dispositive motion filing deadline, NeoPharm filed a motion for summary judgment, on which we are awaiting the court's decision. No trial date has yet been set. We intend to vigorously defend each and every claim in the complaint. Management is unable to estimate the potential outcome or range of possibilities, if any. In addition, we maintain insurance coverage to mitigate the financial impact of any potential loss.

    The employment of Mr. Guillermo Herrera, the former CEO of the Company, was terminated effective March 23, 2007. Since that date, he has retained counsel and on May 7, 2007, Mr. Herrera's attorney filed a suit entitled Guillermo Herrera vs. NeoPharm, Inc., Case No. 2007 L 004711 in the Circuit Court of Cook County, Illinois, seeking payment of $212,500 for his 2006 bonus and $25,000 for a salary increase for 2007. Subsequent to the initiation of this action, the Company determined that under the terms of his employment agreement the Company should not be responsible for the payment of severance and terminated further payments. Mr. Herrera filed an Amended Complaint on February 21, 2008 alleging breach of his employment agreement with the Company, defamation, and tortuously presenting him in a false light. Mr. Herrera seeks an additional $363,612 representing the remaining severance payments, plus attorneys' fees and costs. Mr. Herrera also seeks unspecified compensatory and punitive damages. The Company is vigorously defending this matter. We are unable at this time to make any prediction as to the outcome of this litigation.


ITEM 1A.                            RISK FACTORS

    Below are the risk factors that have been revised since the filing of our annual report on March, 28, 2008 on Form 10-K for the year ended December 31, 2007 (the "2007 Form 10-K"). We face significant additional risks, which are set forth in the Part I, Item 1A in our 2007 Form 10-K under the caption "Risk Factors," and in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. You are urged to read these risk factors in the 2007 Form 10-K and First Quarter 2008 10-Q, in addition to the following revised risk factors set forth below. Each of the risk factors set forth here and in our 2007 Form 10-K could materially adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock. Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.

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

    The market values of the available for sale securities may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying the investment. This could result in future charges to our earnings. All of the auction rate certificates held by the Company as of June 30, 2008 have experienced failed auctions. An auction failure is not a default. An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers of the reset dates. Because the investments typically have provisions such that the interest rates reset at higher percentages upon failure in the auction market, the issuers have a strong incentive to restructure and repurchase the underlying bonds. Refer to
Note 4 of our financial statements for further discussion regarding the failed auctions of our available for sale securities in the auction markets as of June 30, 2008.

The Nasdaq Capital Market may cease to list our common stock, which may cause our stock price to suffer and adversely affect the market liquidity of our common stock.

       On December 26, 2007, we received notice from the Nasdaq Stock Market ("Nasdaq") advising us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing under Nasdaq Marketplace Rule 4450(a)(5) (the "Rule"). The Company had until June 23, 2008 to regain compliance with the Rule. On June 24, 2008, Nasdaq notified the Company that as a result of the Company's failure to comply with the Rule as of June 23, 2008, the Company's common stock would be delisted unless the Company requested a hearing before a Nasdaq Listing Qualifications Panel, which the Company did on July 1, 2008. The Listing Qualifications Panel has discretion to grant the Company up to an additional 180 days from the date of the June 24, 2008 delist letter to regain compliance with the Rule. However, no assurance can be given that the Listing Qualifications Panel will grant the Company additional time to regain compliance with the Rule or, even if additional time is granted, what actions the Company would be required to take in order to continue to have its common stock listed for trading on the Nasdaq Capital Market.

While the Company's filing of a request for a hearing has stayed the delisting of our common stock, if our common stock were to be delisted, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such a delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in a loss of confidence by investors, suppliers and employees. In addition, our stockholders ability to trade or obtain quotations on our shares could be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our common stock.

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

Dated:  August 14, 2008       /s/  Laurence P. Birch
                              -----------------------
                              Laurence P. Birch
                              President and Chief Executive Officer (Principal
                              Executive Officer) and Acting Chief Financial
                              Officer (Principal Financial Officer)