Form 10-Q
period 2008-09-30
NEOPHARM INC
filed 2008-11-14
CIK 942788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                Accelerated filer ☐                                            Non-accelerated filer ☐
Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No  ☒
As of, October 31, 2008 the number of shares outstanding of each of the issuer’s classes of common stock was as follows:

Title of each class	Number of shares outstanding
Common Stock ($.0002145 par value)	28,497,049

NEOPHARM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.
FINANCIAL STATEMENTS

NEOPHARM, INC.
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,364,000	$1,022,000
Available for sale securities	-	19,759,000
Prepaid expenses and other current assets	411,000	417,000
Total current assets	5,775,000	21,198,000
Fixed assets, net of accumulated depreciation	396,000	395,000
Available for sale securities	13,476,000	-
Other assets	649,000	659,000
Total assets	$20,296,000	$22,252,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,349,000	$1,340,000
Accrued clinical trial expenses	478,000	278,000
Accrued compensation	946,000	1,042,000
Accrued manufacturing expenses	739,000	739,000
Short-term debt	5,042,000	-
Obligations under capital lease	34,000	32,000
Other accrued expenses	203,000	494,000
Total current liabilities	8,791,000	3,925,000

Deferred rent	12,000	-
Obligations under capital lease	48,000	74,000
Total liabilities	8,851,000	3,999,000

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized:
none issued and outstanding	-	-
Common stock, $0.0002145 par value; 50,000,000
shares authorized: 28,497,049 and 28,488,550
shares issued and outstanding, respectively	6,000	6,000
Additional paid-in capital	290,893,000	290,481,000
Accumulated other comprehensive loss	(1,224,000)	-
Accumulated deficit	(278,230,000)	(272,234,000)
Total stockholders’ equity	11,445,000	18,253,000

Total liabilities and stockholders’ equity	$20,296,000	$22,252,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2008 and September 30, 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Total revenue	$-	$-	$-	$-

Expenses:
Research and development	1,454,000	1,668,000	3,291,000	6,175,000
Selling, general, and administrative	1,056,000	1,254,000	3,572,000	6,033,000
Employee termination costs	-	-	-	555,000
Facility consolidation costs	-	296,000	(64,000)	296,000
Gain on sale of equipment and furniture	(41,000)	-	(350,000)	-
Total expenses	2,469,000	3,218,000	6,449,000	13,059,000
Loss from operations	(2,469,000)	(3,218,000)	(6,449,000)	(13,059,000)

Other Income	-	2,000,000	-	2,000,000
Net interest income	58,000	337,000	453,000	1,110,000
Net loss	$(2,411,000)	$(881,000)	$(5,996,000)	$(9,949,000)
Net loss per share —
Basic and diluted	$(0.08)	$(0.03)	$(0.21)	$(0.35)
Weighted average shares outstanding —
Basic and diluted	28,492,954	28,377,120	28,490,910	28,189,815

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and September 30, 2007
 (Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net loss	$(5,996,000)	$(9,949,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,000	587,000
Stock-based compensation expense	408,000	238,000
Gain on sale of equipment and furniture	(18,000)	-
Writedown of fixed assets	-	296,000
Changes in assets and liabilities:
Interest receivable on short-term investments	28,000	52,000
Prepaid expenses and other assets	44,000	124,000
Accounts payable	9,000	(4,243,000)
Other current liabilities	(130,000)	(129,000)
Deferred and unearned revenue	-	(2,000,000)
Net cash and cash equivalents used in operating activities	(5,514,000)	(15,024,000)

Cash flows from investing activities:
Proceeds from sales of marketable securities	5,004,000	13,248,000
Purchase of equipment and furniture	(143,000)	(7,000)
Proceeds from sale of equipment and furniture	19,000	-
Net cash and cash equivalents provided by investing activities	4,880,000	13,241,000

Cash flows from financing activities:
Proceeds from employee stock purchase plan	2,000	14,000
Proceeds from short-term debt	5,000,000	-
Repayment of capital lease obligation	(26,000)	(22,000)
Net cash and cash equivalents provided by (used in) financing activities	4,976,000	(8,000)

Net increase in cash and cash equivalents	4,342,000	(1,791,000)
Cash and cash equivalents, beginning of period	1,022,000	1,852,000
Cash and cash equivalents, end of period	$5,364,000	$61,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

NEOPHARM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

The financial information herein is unaudited.  The balance sheet as of December 31, 2007 is derived from audited financial statements.

The accompanying unaudited condensed consolidated financial statements of NeoPharm, Inc. and subsidiary (“we”, “us”, “our”, or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to a fair presentation.  The results of operations for the three and nine month period ended and as of September 30, 2008 are not necessarily indicative of our operating results for fiscal 2008 or future interim periods.

The unaudited condensed consolidated financial statements include the accounts of NeoPharm, Inc. and its wholly owned subsidiary, NeoPharm EU Limited. As of and through September 30, 2008, the subsidiary had nominal assets and had not conducted any business.  All significant intercompany accounts and transactions are eliminated in consolidation.

While we believe that the disclosures presented herein are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission, or  SEC.

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

Reclassifications

Certain reclassifications have been made to conform prior period consolidated financial statements and notes to current period presentation.

2.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Numerator:
Net loss	$(2,411,000)	$(881,000)	$(5,996,000)	$(9,949,000)
Denominator:
Weighted average shares outstanding	28,492,954	28,377,120	28,490,910	28,189,815

Loss per share - basic and diluted	$(0.08)	$(0.03)	$(0.21)	$(0.35)

As we have incurred net losses in each of the periods presented, basic and diluted loss per share amounts are the same.  Common share equivalents of 1,629,325 and 1,339,387 at September 30, 2008 and 2007, respectively, have been excluded from the computation since the effect of their assumed conversion would be anti-dilutive.

3.	SHARE-BASED COMPENSATION

We currently sponsor the following share-based payment plans:

2006 Plan

In June 2006, our stockholders approved the NeoPharm, Inc. 2006 Equity Incentive Plan, or the 2006 Plan.  The 2006 Plan originally provided for the issuance of stock options, non-vested stock, restricted stock, performance units or performance share awards to employees, directors and consultants convertible to up to 1,000,000 shares of our common stock. During the second quarter of 2007, the Board of Directors approved resolutions increasing the total shares available for issuance under the 2006 Plan to 3,400,000 shares and increasing the number of shares of Common Stock that may be granted to any Grantee during any calendar year, or earned by any Grantee under any performance based award during any calendar year, from 500,000 to 750,000 shares.  Each of these Board resolutions were approved by the shareholders at the Annual Meeting of Stockholders held in August 2007.  In 2008, the Board approved an increase in the number of shares of the Company’s common stock that may be awarded under the 2006 Plan as restricted stock or bonus stock from 500,000 to 1,500,000 and this Board resolution was approved by the shareholders at the Annual Meeting of Stockholders held in August 2008. Awards under the 2006 Plan generally consist of stock options having an exercise price equal to the average of the lowest and highest reported sale prices of our common stock on the date of grant; vest ratably over four years; have a 10 year term; and are subject to continuous employment.  Stock awards granted to our non-employee directors under the 2006 Plan typically vest one year from the date of grant.  Awards under the 2006 Plan vest immediately upon a change in control, as defined in the 2006 Plan.  Although the 2006 Plan provides for the issuance of performance units and performance shares, we have not made grants of these types of awards.  As of September 30, 2008 and December 31, 2007, 1,981,139 and 2,260,139 shares, respectively, were available for issuance under the 2006 Plan.

2006 Employee Stock Purchase Plan

In June 2006, our shareholders approved the 2006 Employee Stock Purchase Plan, or the Purchase Plan, under which eligible employees may purchase shares of common stock quarterly through payroll deductions.  An aggregate of 100,000 shares of common stock may be issued under the Purchase Plan.  The price per share under the Purchase Plan is 85% of the lower of the closing price of the common stock on (i) the first business day of the plan period or (ii) the purchase date.  The Purchase Plan imposes a limitation upon a participant’s right to acquire common stock if immediately after or prior to purchase, the employee owns 5% or more of the total combined voting power or value of our common stock.  During the three and nine month periods ending September 30, 2008, 4,140 and 8,499 shares, respectively, were issued under the Purchase plan resulting in compensation expense of $775 and $2,790, respectively.  During the three and nine month periods ending September 30, 2007, 978 and 12,734 shares, respectively, were issued under the Purchase plan, respectively.  As of September 30, 2008 and December 31, 2007, 37,896 and 46,395 shares remained available for issuance, respectively.

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

Amounts recognized in the consolidated statements of operations with respect to our share-based compensation plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Research and development	$40,000	$34,000	$120,000	$(7,000)
Selling, general and administrative	86,000	79,000	288,000	235,000
Total cost of share-based payment plans during period	$126,000	$113,000	$408,000	$228,000

We have never capitalized, or recognized an income tax benefit from, share-based compensation.

The following is a summary of activity relating to option awards to employees and non-employee directors during the nine months ended September 30, 2008:

	Number of Options	Weighted Average Exercise Price/ Grant Date Fair Value	Weighted Average Remaining Contractual Life in years	Aggregate Instrinsic Value
Outstanding at December 31, 2007	1,252,326	$5.79/4.20
Granted	279,000	$0.42/0.29
Exercised	-
Forfeited/expired/cancelled	(37,500)	$3.72/2.34
Outstanding at September 30, 2008	1,493,826	4.84/3.52	8.76	$-

Exercisable at September 30, 2008	657,901	$4.30/2.94	7.82	$-

Weighted-average fair value of options granted during the period	-	$-

Nonvested at December 31, 2007	755,051	$1.92/1.37
Granted	279,000	0.42/0.31
Vested	(170,626)	1.96/1.41
Forfeited	(27,500)	2.66/1.81
Nonvested at September 30, 2008	835,925	$1.39/1.00

As of September 30, 2008 we expect to recognize $725,000 of unrecognized share-based compensation for our outstanding options over a weighted average period of 1.6 years.

Restricted Stock Awards

In June 2007, we granted 180,665 restricted shares of common stock to our chief executive officer with a weighted average fair value of $1.36 per share and a four year vesting period.  In August 2007, we granted 213,196 restricted shares of common stock to non-employee directors with a weighted average fair value of $0.99 and a one year vesting period.  As of September 30, 2008, there were a total of 135,499 restricted shares of common stock outstanding for the chief executive officer with unearned compensation of $167,000 which is expected to be earned within 33 months.  No restricted shares of common stock were granted during the nine months ended September 30, 2008.

Stock Option Valuation Information

In August 2008, we granted 225,000 stock options to non-employee directors with a weighted average fair value of $0.29 and a one year vesting period.  In August 2008 we also granted 50,000 stock options to our chief executive officer and 4,000 stock options to other employees, with a weighted average fair value of $0.31 and a four year vesting period.  .

We have estimated the fair value of our share-based compensation using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that have a significant impact on the fair value estimate.  We have based our assumptions regarding expected volatility on the historic volatility of our common stock, the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant, and the expected term of options using the “Simplified Method” in accordance with SAB No. 107, Share-Based Payment.  The weighted-average estimated fair value of employee stock options granted during the third quarter of 2008 were calculated using the Black-Scholes model and the related weighted-average assumptions:

Three months ended
September 30, 2008
Expected volatility	80.74%
Risk-free interest rate	3.45%
Expected term (in years)	7.0
Expected dividend yield	0.0%

4.	CASH AND CASH EQUIVALENTS AND INVESTMENTS IN AUCTION RATE SECURITIES

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Included with cash are cash equivalents of $5.0 million and $0.7 million as of September 30, 2008 and December 31, 2007, respectively. The carrying value of these investments approximates their fair market value due to their short maturity and liquidity.

Investments in auction rate securities have scheduled maturities greater than 90 days at the time of purchase, and are classified as available-for-sale securities and recorded at fair value.  Auction rate securities are used by many student-loan providers, municipalities and other governmental authorities to raise cash to fund projects or operations, and money market funds. These auction rate securities all have AAA/aaa credit ratings, consistent with our investment policy guidelines, and have long-term nominal maturities with provisions calling for the interest rates to be reset through periodic auctions every 7 to 28 days.  Beginning in February 2008, all of the auction rate securities held by the Company as of September 30, 2008 have experienced failed auctions.  An auction failure is not a default.  An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers at the reset dates.  The auction rate securities typically have provisions such that the interest rates initially reset at higher percentages upon failure in the auction market, and then adjust so that interest rates average to prevailing market-based percentages for these types of securities.  Interest continues to accrue and be paid currently on all of the auction rate securities.

The investment bank which holds NeoPharm’s auction rate securities has estimated the fair value of all of its auction rate securities as of September 30, 2008, including those held in the Company’s account.  The fair value of NeoPharm’s auction rate securities was estimated to be $13.5 million, which is $1.2 million less than their $14.7 million cost.  Since the timing of the repurchase of the Company’s auction rate securities at par value has been uncertain and dependent on the rate of improvement of market conditions, we have arranged for and fully drawn on a $5.0 million credit facility collateralized by all of the Company’s investments, including its auction rate securities (see note 6 below).

Subsequent to September 30, 2008, we entered into an agreement with the investment bank that holds our auction rate securities, which gives the Company Auction Rate Securities Rights (Rights”) to sell all of our auction rate securities at par value back to the investment bank at any time during the period between June 30, 2010 and July 2, 2012 under the terms of a nontransferable rights offering.  This agreement also gives the Company the right to borrow money from the investment bank in the form of a no net cost loan of up to 75% of the fair value of the auction rate securities.  The Company is also exploring other alternatives under which it would liquidate its auction rate securities at par value, although it is not known when or to what extent such alternatives will be available.  Accordingly, we have reclassified our investments in auction rate securities from a Current Asset to a Non-Current Asset on our Consolidated Balance Sheet as of September 30, 2008.

Based on the Rights, we now have the ability, at a future date, to sell our auction rate securities at par value to the investment bank that holds our auction rate securities.  Additionally, we intend to hold these securities until we can sell them at par value, either when the Rights are exercisable, or at an earlier opportunity to do so.  Accordingly, the Company considers the decline in the estimated fair value of its investments in auction rate securities to be temporary.  As such, we are reporting the decline in estimated fair value, which is considered to be temporary, of $0.4 million and $1.2 million for the three and nine month periods ended September 30, 2008, respectively, as Accumulated Other Comprehensive Income (Loss), a separate component of Shareholders’ Equity, as provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities.

An accrued interest income receivable of $28,000 and $59,000 was included with prepaid expenses and other current assets, and the carrying value of the investments in auction rate securities, as of September 30, 2008 and December 31, 2007, respectively.

Investments in auction rate securities, stated at estimated fair market value, are as follows (in thousands):

	September 30, 2008	December 31, 2007
State government agencies, at par value	$14,700	$19,700
Less: temporary decline in estimated fair value (Accumulated Other Comprehensive Loss)	(1,224)	-
Net estimated fair value of investments in auction rate securities	$13,476	$19,700

5.	FAIR VALUE MEASUREMENT

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

SFAS 157 establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements:

Level 1 – Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 – Uses inputs other than Level 1 that are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data.

Level 3 – Uses inputs that are unobservable and are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

We have applied the provisions of SFAS 157 to financial assets and liabilities measured at fair value on our consolidated financial statements.

Investments in student loan backed auction-rate securities are our only Level 3 assets and these investments are classified as available-for-sale and recorded at fair value. Because of the recent deterioration in the credit markets, auctions for these securities have failed since the first quarter of 2008. Consequently, fair value measurements have been estimated by the investment bank which holds NeoPharm’s auction rate securities using an income-approach model (discounted cash-flow analysis). The model considers factors that reflect assumptions that  market participants would use in pricing similar securities, including, the collateral underlying the investments, the creditworthiness of the counterparty, expected future cash-flows, including the next time the security is expected to have a successful auction, and risks associated with the uncertainties of the current market, the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction, forward projections of the interest rate benchmarks specified in such formulas, the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans, guarantees by other third parties, and additional credit enhancements provided through other means, and publicly available pricing data for recently issued student loan asset-backed securities which are not subject to auctions.

Based on the Rights, we now have the ability, at a future date, to sell our auction rate securities at par value to the investment bank that holds our auction rate securities.  Additionally, we intend to hold these securities until we can sell them at par value, either when the Rights are exercisable, or at an earlier opportunity to do so.  Accordingly, the Company considers the decline in the estimated fair value of its investments in auction rate securities to be temporary.  As such, we are reporting the decline in estimated fair value, which is considered to be temporary, of $0.4 million and $1.2 million for the three and nine month periods ended September 30, 2008, respectively, as Accumulated Other Comprehensive Income (Loss), a separate component of Shareholders’ Equity, as provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities.

       Any future fluctuations in fair value, including recoveries of previously unrealized losses relating to these investments, would be recorded as Accumulated Other Comprehensive Income (Loss).  Any adjustments in fair value that we determine to be other-than-temporary would require us to recognize associated adjustments to earnings.  We evaluate financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period.

6.	SHORT-TERM DEBT

During the second quarter of 2008, we entered into a credit agreement with the investment bank that holds our auction rate securities that will enable the Company to borrow up to a maximum of $5.0 million in the form of a demand margin loan.  Under the terms of the agreement, borrowings are collateralized by the Company’s auction rate securities and other investments and interest is based on an annual rate equal to the sum of the prevailing daily 30-day LIBOR rate plus 25 basis points.  This weighted average for this rate was 2.65% for the three months ended September 30, 2008, and as of September 30, 2008, this rate was 3.93%.  In June 2008, we borrowed $5.0 million under this credit agreement and invested the proceeds in a short-term money market fund.  This $5.0 million loan, along with accrued interest expense, is shown as of September 30, 2008 on our Consolidated Balance Sheet as short-term debt.  The $5.0 million proceeds invested in U.S. government treasury bills and short-term money market funds are included in cash and cash equivalents as of September 30, 2008 on our Consolidated Balance Sheet.  Interest expense of approximately $30,000 and $42,000 for the three and nine month periods ended September 30, 2008, is included in net interest income in our Condensed Consolidated Statement of Operations.

Subsequent to September 30, 2008, we entered into an agreement with the investment bank that holds our auction rate securities, which gives the Company Auction Rate Securities Rights (Rights”) to sell all of our auction rate securities at par value back to the investment bank at any time during the period between June 30, 2010 and July 2, 2012 under the terms of a nontransferable rights offering.  This agreement also gives the Company the right to borrow money from the investment bank in the form of a no net cost loan of up to 75% of the fair value of the auction rate securities, including the $5 million already borrowed (see note 4 above).

7.	FIXED ASSETS

We record fixed assets at cost and record depreciation using the straight-line method over the related asset’s estimated useful life.  Expenditures that do not extend the life or improve the productivity of assets are charged to expense when incurred.  When fixed assets are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recorded.  Depreciation and amortization expense for the nine months ended September 30, 2008 and September 30, 2007, was $141,000 and $587,000, respectively.  During the nine months ended September 30, 2008, the Company capitalized the cost of leasehold improvements made in connection with its move to a smaller corporate headquarters facility, and laboratory equipment totaling $143,000.

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

The lease on our former Waukegan facility, from which we moved to our new facility in Lake Bluff, expired on March 31, 2008.  In this lease there was an obligation when we vacated the premises for us to restore the facility to its original condition when we moved into the facility.  As a result, for the year ended December 31, 2007, we accrued an estimated cost of our restoration obligation of $200,000.  In April 2008 we entered into an agreement to pay $125,000 to the owner of our former Waukegan facility in lieu of incurring the actual costs for the restoration of that facility.  As a result, we recorded a reduction in facility consolidation costs of $75,000 in the first quarter of 2008 to adjust the accrual to the amount that was actually paid in April 2008.  During the second quarter of 2008, other immaterial facility consolidation expenses of $11,000 were also incurred.

As a result of Company’s restructuring in 2007 and the planned move into a significantly smaller facility as described above, we recorded a charge during the third quarter of 2007 totaling $296,000 to reduce the carrying value of fixed assets, primarily furniture and fixtures and computers and office equipment, to their estimated net realizable value.

9.	STOCKHOLDERS’ EQUITY

We maintain a Stockholder Rights Plan whereby rights to purchase shares of Series A Participating Preferred Stock become exercisable by our stockholders in the event a non-excluded party acquires, or attempts to acquire, 15% or more of our outstanding common stock.

10.	COMMITMENTS

Manufacturing Commitment--To secure access to manufacturing capacity for the potential manufacture, scale-up of manufacturing and regulatory advancement of Cintredekin Besudotox, we entered into agreements with a contract manufacturing organization.  Under the terms of the agreements, we may be obligated to pay half of the committed processing costs, or approximately $2.1 million, should we elect not to utilize such capacity.   However, at September 30, 2008, management does not believe that there is a current obligation to pay this amount.  Refer to Note 11 for further discussion.

License and Research Agreements—From time to time we enter into license and research agreements with third parties. As of September 30, 2008, we had significant agreements with three parties, as described below.

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

In July 2007, we entered into an exclusive license to use certain antisense technologies covered by certain US patents.  In exchange for the grant of this license, we paid Georgetown a non-refundable license issue fee of $10,000 and are liable for yearly maintenance fees of $20,000.  In addition, we agreed to pay Georgetown a royalty of 2.75% of net sales from our products incorporating these technologies and 50% of any royalties received from sub licensees.  We may also be obligated to make milestone payments totaling $900,000 upon achievement of certain objectives.

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

In June 2007, we entered into an exclusive worldwide license agreement with the NIH to develop and commercialize IL13-PE38QQR (Cintredekin Besudotox) for use in the treatment of asthma and pulmonary fibrosis.  Upon entering the contract, we paid NIH a non-refundable license issue royalty of $125,000 and have agreed to pay an annual royalty of $20,000, which will be credited against earned royalties, which are fixed at four percent (4%) of net sales, including those of sub licensees.  In addition, we may be obligated to make milestone payments totaling $1,410,000 upon achievement of certain objectives.  We are required to pay the costs of filing and maintaining product patents on the licensed patents. The agreement extends to the expiration of the last to expire of the patents on the licensed patents, if not terminated earlier. The agreement may be terminated by mutual consent of NIH and us. Either party may terminate if the other party breaches a material term or condition and such breach is not cured within a certain period of time. Also, either party may unilaterally terminate by giving advanced notice.

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

    Lovelace Respiratory Research Institute—In the third quarter of 2008, the Company entered into an agreement to pay $1.1 million for the performance of a preclinical inhalation toxicology study in non-human primates for our Cintredekin Besudotox IL13-PE38 therapeutic agent for the treatment of pulmonary fibrosis.  Under the terms of this agreement, we paid $200,000 upon execution of the agreement, and will pay an additional $500,000 in the fourth quarter of 2008 and the remaining balance upon completion of the final study report in the first quarter of 2009.  The payment of $200,000 made during the third quarter of 2008 is included in research and development expense in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2008.

Clinical Trial Commitments—As of September 30, 2008, we had clinical trial agreements with various parties, as described below.

Excel Life Science— In August 2007, the Company entered into an agreement with Excel Life Science for the completion of Phase II clinical trials with the use of LEP-ETU for the treatment of metastatic breast cancer.  The agreement contains milestone payments which are based upon stages of completion of the phase II clinical trials.  Upon entering the contract, we paid Excel Life Sciences $70,000.  In March 2008, we began enrolling patients in this phase II clinical trial and we recorded $70,000 in accrued clinical trial expenses at March 31, 2008 for the patient enrollment milestone payment obligation.  This patient enrollment milestone obligation was paid in April 2008.  Included in accrued clinical trial expenses at September 30, 2008 is $70,000 for patient enrollment expense accrued toward the next milestone payment obligation, for the 12 patients enrolled to-date in this study as of September 30, 2008.  The total remaining obligation is potentially $139,000 for the completion of this phase II clinical trial.

TGen Clinical Research Services— In March 2008, we entered into an agreement with TGen Clinical Research Services for the completion of Phase I clinical trials with the use of LE-DT for the treatment of advanced solid tumors.  The agreement contains milestone payments which are based upon stages of completion of the phase II clinical trials.  Upon entering the contract, we paid $13,000 to TGen Clinical Research Services.  Included in accrued clinical trial expenses at September 30, 2008 is $40,000 for patient enrollment expense accrued toward the next milestone payment obligation for the 3 patient enrolled to-date in this study, net of payments made as of September 30, 2008.  The total remaining obligation is dependent on the number of patients that are enrolled, and their progression in the phase I study at TGen, but could potentially be $180,000 for the completion of the phase I clinical trial at this site.

Georgetown University— In April 2008, we entered into an agreement with Georgetown University Medical Center for the completion of Phase I clinical trials with the use of LE-DT for the treatment of advanced solid tumors.  The agreement contains milestone payments which are based upon stages of completion of the phase II clinical trials.  Upon entering the contract, we accrued a start up fee of $9,000 payable to Georgetown University Medical Center.  Included in accrued clinical trial expenses at September 30, 2008 is $78,000 for patient enrollment expense accrued toward the next milestone payment obligation, for the 6 patients enrolled to-date in this study as of September 30, 2008.  The total remaining obligation is dependent on the number of patients that are enrolled, and their progression in the phase I study at Georgetown, but could potentially be $148,000 for the completion of the phase I clinical trial at this site.

SIRO ClinPharm, USA— In August 2008, we entered into an agreement with SIRO ClinPharm USA (“SIRO”) for the completion of a planned confirmatory Phase III trial with the use of the our drug product candidate Cintredekin Besudotox (IL13-PE38QQR) (“IL-13”), for the treatment of patients suffering from Recurrent Glioblastoma Multiforme (GBM).  The agreement provides for the enrollment and management of patients in an initial Part I study of the trial at a total cost to the Company of $828,000, with an option for us to enroll more patients in a Part II study at an additional cost of $755,000.  If we do not opt to enroll more patients in the Part II study of the trial, an additional payment of $165,000 will be due for the Part I study of the trial.

Termination and Employment Agreements— On March 23, 2007, the Company terminated the employment of Mr. Guillermo Herrera, its President and Chief Executive Officer.  In accordance with his employment agreement, Mr. Herrera was scheduled to receive a salary continuation of approximately $35,400 per month for twelve months.  However, subsequent to his termination, the Company determined that, based on the terms of the employment agreement, no salary continuance was due Mr. Herrera and further payments were stopped.  Refer to Note 11 for further discussion.

On March 23, 2007, the Company entered into an employment agreement with Mr. Laurence P. Birch (the “Agreement”) to serve as its President and Chief Executive Officer.  Mr. Birch was subsequently elected to the Company’s Board of Directors on March 30, 2007.   Under terms of the Agreement, Mr. Birch is provided an annual base salary of $275,000 and a target bonus of 50% of his base salary based on performance criteria to be established by the Board in consultation with Mr. Birch, with the potential to earn up to 100% of his base salary for over achievement of performance criteria.  In the event the Company terminates Mr. Birch’s employment without cause he would be entitled to receive a continuation of his then current base salary for a period of twelve months.   In the event of a termination after a change of control of the Company, Mr. Birch would receive, in addition to twelve months salary continuation, a lump sum payment equal to the prior year’s bonus, if any, plus accelerated vesting of all options or restricted stock.

11.	CONTINGENCIES

NeoPharm, Inc. and certain of our former officers have been named in a consolidated amended complaint, which alleges various violations of the federal securities laws in connection with our public statements regarding our LEP drug product candidate during the period from October 31, 2001 through April 19, 2002.  On November 4, 2002, we moved to have the complaint dismissed. Our motion to dismiss was granted in part and denied in part in February 2003.  In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend sought to include certain pre-class period statements in the complaint. The motion for summary adjudication asked the Court to rule that certain statements made in an arbitration award regarding the LEP drug product candidate be deemed facts established in this proceeding. On February 23, 2007, the Court entered an order denying both the plaintiffs’ motion to amend and the plaintiffs’ motion for summary adjudication.  Fact and expert discovery is closed.  On March 21, 2008, the dispositive motion filing deadline, NeoPharm filed a motion for summary judgment, on which we are awaiting the court’s decision.  No trial date has yet been set.  We intend to vigorously defend each and every claim in the complaint.  Management is unable to estimate the potential outcome or range of possibilities, if any.  In addition, we maintain insurance coverage to mitigate the financial impact of any potential loss.

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

We entered into various contractual arrangements, primarily during the fourth quarter of 2006, under take or pay agreements, with Diosynth Biotechnology, Inc. (“Diosynth”), to secure access to manufacturing capacity for the potential manufacture and regulatory advancement of Cintredekin Besudotox through early 2008.  As a result of the FDA’s decision to require additional Phase III clinical testing of Cintredekin Besudotox, the Company advised Diosynth that the timing of further work to support a potential BLA submission must be delayed.  Diosynth has indicated that such a delay constitutes a default under our contract.  In response, the Company invoked the dispute resolution provisions of the contract in an attempt to resolve these and other differences between the two companies.  A dialogue between the senior executives of our Company and Diosynth while initiated, has not been pursued by the parties.  In the event the parties fail to resolve their differences, the contract provides for mediation and eventually binding arbitration.  Under the terms of the various contractual arrangements, if the Company can not settle its outstanding differences with Diosynth, and Diosynth should refuse to delay the related disputed manufacturing activity, and such dispute were to culminate in an arbitration judgment against the Company, we may be obligated to pay half of the disputed processing costs.  The Company estimates the potential exposure to be approximately $2.1 million at September 30, 2008.

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

Subsequent to September 30, 2008, we entered into an agreement to sell all of our auction rate securities at par value, to the investment bank that holds our auction rate securities, at any time during the period between June 30, 2010 and July 2, 2012  under the terms of a nontransferable rights offering ..  This agreement also gives the Company the right to borrow money from the investment bank in the form of a no net cost loan of up to 75% of the market value of the auction rate securities (see note 4 above).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements made by NeoPharm, Inc. (“we”, “us”, “our”, or the “Company”) in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf.  Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, manufacturing, regulatory approval, recruitment of patients, production and marketing of the Company’s drug candidates, including, but not limited to: our drug product candidate IL13-PE38QQR, or Cintredekin Besudotox, and our NeoLipid® product candidates LE-SN38, LEP-ETU, LE-DT and LE-rafAON; our ability to make, or the timing of, a filing of any Biologics License Application, or BLA, for approval of Cintredekin Besudotox with the United States Food and Drug Administration, or FDA; our ability to conserve our cash resources, to implement reductions in general and administrative expenditures and to obtain additional sources of financing in the future; the performance of third-party contractors; uncertainty regarding the outcome of certain pending class action and other outstanding litigation;  unexpected adverse side effects or inadequate therapeutic efficacy of our drug product candidates, including, but not limited to, Cintredekin Besudotox, that could slow or prevent our drug product candidates coming to market; the uncertainty of patent protection for our intellectual property and trade secrets, including freedom to operate with any of our drug product candidates and the uncertainty of maintenance of our trade secrets; our ability to raise additional funds at all or on terms acceptable to us; and other factors referenced under Item 1A, “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

The following should be read in conjunction with our condensed consolidated financial statements and related notes and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Risk Factors section included as Item 1A herein and in the Company’s 2007 Annual Report on Form 10-K.  The results discussed below are not necessarily indicative of the results to be expected in any future periods.  The following discussion contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ from statements made.

Overview

We are a biopharmaceutical company engaged in the research, development, and commercialization of drugs for the treatment of various cancers and other diseases. Our corporate office and research and development facility is located in Lake Bluff, Illinois and we had 20 active employees as of September 30, 2008.  We have built our drug development program around our two proprietary technology platforms: a tumor-targeting toxin platform and NeoLipid® liposomal drug delivery system. We have advanced five drug product candidates in various stages of clinical and pre-clinical development for the treatment of cancer and one drug product candidate in pre-clinical development for treatment of interstitial pulmonary fibrosis, or IPF, and asthma. The following table summarizes key information about our current drug product candidate pipeline:

Drug product candidate	Clinical indication(s)	2008 Clinical development status	Commercialization rights

Cintredekin Besudotox (IL13-PE38QQR)	Glioblastoma multiforme (brain cancer)	Completed Phase III (1)	World wide

LEP-ETU (Liposomal Paclitaxel)	Breast cancer, ovarian cancer and other solid tumors	Phase II (2)	World wide

LE-SN38 (Liposomal SN-38)	Colorectal cancer and other solid tumors	Phase II (3)	World wide

LE-DT (Liposomal Docetaxel)	Breast cancer, ovarian cancer, prostate cancer and other solid tumors	Phase I (4)	World wide

LE-rafAON (Liposomal-raf-Antisense Oligonucleotide)	Pancreatic and prostate cancer	Re-activate IND, Planning Phase I/Phase II in Pancreatic Cancer	United States

Cintredekin Besudotox (IL13-PE38QQR)	Interstitial pulmonary fibrosis and asthma	Pre-IND (5)	World wide
_________________________
(1)
Representatives of the United States Food and Drug Administration’s, or FDA, Office of Oncology indicated during a review of the clinical data with the Company in March 2007, that an additional Phase III confirmatory clinical trial for Cintredekin Besudotox in the treatment of glioblastoma multiforme, or GBM, would be required before the FDA could accept the Company's Biologics License Application, or BLA.   The Company has signed an agreement with a clinical research organization to oversee an initial Phase III confirmatory trial regarding Cintredekin Besudotox, which is further discussed below under the heading “Drug Product Candidate Summary - Cintredekin Besudotox.”

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

(5)
The Company entered into an agreement with Lovelace Respiratory Research Institute in the third quarter of 2008 for the completion of a two week inhalation toxicology study designed to provide a detailed preclinical evaluation of this product through nebulization to fully characterize the physio-chemical behavior of the nebulized product.

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

We have also signed a Cooperative Research and Development Agreement (the “NINDS CRADA”) with the National Institute of Neurological Diseases and Stroke (“NINDS”) for research on a therapeutic agent for untreatable brain diseases in humans.  Under the terms of the NINDA CRADA, NINDS, which is part of the NIH, will deliver NeoPharm’s proprietary drug, Cintredekin Besudotox in conjunction with a surrogate marker via NINDS’ patented methodology of Convection Enhanced Delivery (CED), which was previously licensed to NeoPharm. The Company will provide both the drug and technical resources to study its effects in various brain cancers in humans.

Conventional, non-specific chemotherapeutic drugs attack cancer cells by stopping them from dividing and reproducing, but can also damage normal healthy cells because they do not discriminate between cancerous and healthy cells.  Furthermore, standard chemotherapy drugs are usually administered systemically, which leads to their distribution throughout the body rather than to one area, such as a tumor in the brain.  Common side effects of chemotherapy that are caused by damage to bone marrow include the body’s inability to produce enough red blood cells, causing weakness and fatigue; white blood cells, lowering the body’s resistance to infections; or platelets, preventing blood from clotting properly, which can lead to excessive bleeding.

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

During 2006 and the first quarter of 2007, the Company primarily focused on completing its Phase III trial and  commercialization strategy for Cintredekin Besudotox, including the preparation of the corresponding BLA submission to the FDA.  However, upon review of the results from the Company’s Phase III PRECISE trial in March 2007, the FDA concluded that an additional Phase III confirmatory trial would be required prior to acceptance of a potential BLA filing by the Company.  This will substantially delay, and may even prevent, the potential commercialization of the product.

The Company has entered into an agreement with a clinical research organization to oversee an initial Phase III confirmatory trial with the primary objective of overall survival, with a secondary objective of progression free survival for patients with recurrent GBM against the standard of care.  The Company is expecting to start enrolling patients in the fourth quarter of 2008.  If the results of such an initial confirmatory trial were to be encouraging, the Company could elect to expand the trial into a larger Phase III trial in order to support a possible BLA filing for Cintredekin Besudotox with the FDA.  While the Company has sufficient resources to fund the initial Phase III confirmatory trial, and evaluate possible drug activity, additional funding from sources outside the Company would be necessary to expand and then complete the necessary Phase III trial, make the BLA filing and advance this drug product candidate.  The Company does not currently have the financial reserves to fully fund the testing and obtain approval for any of its drug product candidates, including, but not limited to, Cintredekin Besudotox.  Even if third party financing were to become available, and at this time no assurance can be given that it would be, there can be no assurance given that the terms of any proposed third party financing arrangement would be acceptable to the Company.  The Company continues to explore drug delivery improvements as well as the possibility of genetic testing to identify patients that might be more responsive to treatment.  There can be no assurance that these modifications will result in a positive outcome in a second Phase III trial.  Further, there can be no assurances the data from a second Phase III trial, whether or not these modifications were made, would be deemed acceptable by the FDA or that the FDA would approve a BLA for Cintredekin Besudotox based on such data.

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

Cintredekin Besudotox( IPF and Asthma)

The Company has licensed IL13-PE38 from NIH, FDA, and University of Michigan as a potential therapeutic agent for the treatment of pulmonary fibrosis and asthma. The Company’s collaborators have completed extensive preclinical studies in animal models for the control and reversal of pulmonary fibrosis with this agent. Preclinical studies relating to asthma have also been performed.  Other preclinical toxicology studies are also underway.  The Company is moving forward with its plan to undertake additional detailed preclinical evaluation of this.  In the third quarter of 2008, the Company entered into an agreement for the performance of a two week inhalation toxicology study with a two week recovery period in non-human primates.   This study is designed to provide a detailed preclinical evaluation of this product through nebulization to fully characterize the physio-chemical and biological behavior of the nebulized product. The Company plans to submit an IND to the FDA in the first quarter of 2009 if those studies show that it is reasonably safe to conduct clinical investigations in humans.  The preclinical testing plan has been discussed with the FDA, and the agency has made it clear that significant studies must be performed in animals to explore potential side effects in humans, before the agency will permit testing in humans.

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

Results from our 2004 Phase I clinical trial provided evidence of the safety and tolerability of LE-SN38 and established a maximum tolerated dose (MTD) of 35 mg/m2  for all but a small subset of patients who metabolize SN-38 slowly.  Pharmacokinetic analysis of blood samples from patients treated with LE-SN38 showed that blood levels and systemic drug exposure to SN-38 were comparable to or greater than that expected from the marketed Camptosar® dose based on previously published studies.

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

 Based on the results obtained in its Phase I trial, the Company began patient enrollment in the first quarter of 2008 in  five centers in a Phase II trial designed to assess the efficacy and safety of LEP-ETU in recurrent breast cancer patients.  Twelve patients have been enrolled as of end of the third quarter of 2008.  This study is expected to be completed by the end of 2008 or early 2009.  Depending on the outcome of this clinical trial, we may decide to undertake multicenter and multinational Phase III trials in this indication after thorough discussions with FDA.

LE-DT

Pre-clinical work has also advanced on our earlier stage liposomal formulation of the anti-cancer agent docetaxel, LE-DT, which is the active ingredient in Sanofi Aventis’ Taxotere® which is approved for use in certain breast cancer, non-small cell lung cancer, gastric adenocarcinoma, head and neck cancer indications and prostate cancer.  We filed the Investigational New Drug Application, IND, to the FDA in December 2007 and the IND became effective in January 2008.  Following   the activation of its IND, the Company started enrolling patients in two cancer centers, Georgetown University, Lombardi Cancer Center and at TGen, Scottsdale Health Care system.  These two Centers have thus far enrolled nine patients in this trial, which is designed to define the maximum tolerated dose (MTD) of LE-DT in patients with metastatic solid cancer who have failed conventional therapy, as of the third quarter of 2008.  This study is expected to be completed by the end of 2008 or early 2009.

LE-rafAON

Preclinical work with the new formulation of LE-rafAON, which is expected to have minimal infusion related toxicities, is ongoing and we expect to submit a revised IND to FDA in the fourth quarter of 2008.  The antisense oligonucleotide agent c-raf has shown significant down regulation of the gene in Preclinical studies. Also, LE-rafAON has exhibited significant radiation sensitization and chemo sensitization with other anticancer agents such as gemcitabine and paclitaxel in human xenograft models in mice in pancreatic and prostate tumors.  We plan to perform the bridging Phase I trial with this newly formulated LE-rafAON and thereafter start Phase II trials in pancreatic and prostate cancer models where this gene seems to be potentially over expressed.

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

	Total Direct Costs Incurred
Research Project	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Since Beginning of Project

Cintredekin Besudotox	$293,000	$437,000	$67,945,000
LEP-ETU	43,000	214,000	8,004,000
LE-SN38	1,000	10,000	5,325,000
LE-DT	90,000	206,000	751,000
LE-rafAON	137,000	345,000	416,000
Non-project specific and other	890,000	2,079,000	N/A

Total research and development expenses	$1,454,000	$3,291,000	N/A

Results of Operations

Three Months Ended September 30, 2008 as compared to Three Months Ended September 30, 2007

Research and development, or R&D, expense for the three months ended September 30, 2008 decreased by $0.2 million, to $1.5 million, compared to $1.7 million for the same period in 2007.  The decrease is attributed to a $0.3 million decrease in overall project costs, partially offset by a $0.1 increase in payroll and benefits expenses.  The overall increase in payroll and benefits expenses is primarily attributed to increases in payroll and benefits expenses in 2008 for personnel who support the Company’s advancement of its current clinical trials.  The decrease in overall project costs is primarily attributed to a decrease in the PRECISE trial expenditures in connection with the decision to bring that phase III trial to an early conclusion, which was partially offset by the advancement of certain of our NeoLipid® products into clinical trials from a pre-clinical status.

Selling, general, and administrative, or SG&A, expenses decreased $0.2 million, to $1.1 million for the three months ended September 30, 2008, compared to $1.3 million for the same period in 2007.  The overall decrease in SG&A is primarily attributed to the Company’s various cost reduction initiatives implemented during 2007.  With the move into a smaller, more cost-effective facility and other various cost containment measures that were put into effect, the Company has been able to realize reductions in spending in accounting, legal, consulting, travel expenses, equipment lease costs, board of director compensation, and office supplies totaling $0.3 million.

In the three months ended September 30, 2007, we recorded facility consolidation costs of $0.3 million to reduce the carrying value of fixed assets, primarily furniture and laboratory equipment, to their estimated net realizable value.

In the three months ended September 30, 2007, we recorded  other income of $2.0 million dollars in recognition of an amount that had been recorded in deferred income.  The Company received notification in September 2007, that Nippon Kayaku Co, Ltd had elected to terminate the licensing agreement they had entered into with the Company in 2004 for which they had paid to the Company a non-refundable license fee of $2.0 million.  This amount had been recorded as deferred income at that time.

The Company generated interest income on cash equivalents and short-term investments net of interest expense on short term borrowings of approximately $0.1 million and $0.3 million for the three months ended September 30, 2008 and September 30, 2007, respectively.  The decrease in net interest income during the period was primarily due to a decrease in average short-term investment balances which were used to fund operations, and a temporary decrease in the yields on the Company’s short-term investment balances, in connection with the failed auctions of the Company’s auction rate securities.

Nine Months Ended September 30, 2008 as compared to Nine Months Ended September 30, 2007

Research and development, or R&D, expense for the nine months ended September 30, 2008 decreased by $2.9 million, to $3.3 million, compared to $6.2 million for the same period in 2007.  The decrease is attributed to a $.5 million reduction in payroll and benefits expenses, primarily attributed to the Company’s various cost reduction initiatives implemented during 2007 and a $2.4 million decrease in overall project costs.  The decrease in overall project costs is primarily attributed to decreases in the PRECISE trial and Initial Diagnosis GBM Phase I trial expenditures and product manufacturing and testing related costs in connection with decision to bring the PRECISE trial to an early conclusion, which was partially offset by the advancement of our NeoLipid® products into clinical trials from a pre-clinical status.  Product manufacturing and testing related costs, research supplies and lab facility expenses decreased by a combined $1.3 million as a result of these changes in our drug development activities and the Company’s move into a smaller, more cost-effective lab facility.

 Selling, general, and administrative, or SG&A, expenses decreased $2.5 million, to $3.6 million for the nine months ended September 30, 2008, compared to $6.1 million for the same period in 2007.  Included in this $2.5 million of total SG&A for the nine months ended September 30, 2008 are one-time, non-recurring expenses of $0.2 million related to the Company’s move into smaller, more cost-effective facility.  The overall decrease in SG&A is attributed to a $1.0 million decrease in personnel costs, primarily attributed to the Company’s various cost reduction initiatives implemented during 2007, and includes $0.4 million in costs associated with the termination of the Company’s former Chief Executive Officer in March, 2007.  With the reduction in people and cost containment measures put into effect, the Company has been able to realize reductions in spending in accounting, legal, patent, consulting, travel expenses, equipment lease costs, board of director compensation, and office supplies totaling $1.5 million.

Following the Company’s announcement in March 2007 that additional Phase III clinical trials have been recommended for its drug product candidate, Cintredekin Besudotox, the Company initiated an organizational realignment in April 2007 which reduced the workforce by 25 employees resulting in a charge to earnings totaling approximately $555,000.

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

In connection with the Company’s restructuring in 2007, we recorded facility consolidation costs of $0.3 million for the nine months ended September 30, 2007, to reduce the carrying value of fixed assets, primarily furniture and laboratory equipment, to their estimated net realizable value.

 The Company recorded  other income of $2.0 million dollars for the nine months ended September 30, 2007, in recognition of an amount that had been recorded in deferred income.  The Company received notification in September 2007, that Nippon Kayaku Co, Ltd had elected to terminate the licensing agreement they had entered into with the Company in 2004 for which they had paid to the Company a non-refundable license fee of $2.0 million.  This amount had been recorded as deferred income at that time.

The Company sold clinical equipment returned from the PRECISE trial that has been expensed in a prior year, and realized a $0.3 million gain for the nine months ended September 30, 2008.

The Company generated interest income on cash equivalents and short-term investments net of interest expense on short term borrowings of approximately $0.5 million and $1.1 million for the nine months ended September 30, 2008 and September 30, 2007, respectively.  The decrease in interest income during the period was primarily due to a decrease in average short-term investment balances which were used to fund operations, and a temporary decrease in the yields on the Company’s short-term investment balances, in connection with the failed auctions of the Company’s auction rate securities (see Note 4).

Liquidity and Capital Resources

Net cash used in operating activities decreased $9.5 million from $15.0 million to $5.5 million for the Nine months ended September 30, 2008 and September 30, 2007, respectively.  The decrease in cash used by operations was primarily a result of the lower net loss for the quarter ended September 30, 2008 compared to September 30, 2007, and a significant reduction in accounts payable balances due to a reduction in overall operations.

Our primary source of cash has been proceeds from sales of marketable securities and in the second quarter of 2008, borrowings under our credit agreement ..  As of September 30, 2008, we had available for sale securities with an estimated fair value of $13.5 million, consisting solely of state government auction rate securities.  All of the auction rate securities held by the Company as of September 30, 2008 have experienced failed auctions.  An auction failure is not a default.  An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers at the reset dates.  The auction rate securities typically have provisions such that the interest rates initially reset at higher percentages upon failure in the auction market, and then adjust so that interest rates average to prevailing market-based percentages for these types of securities.  Interest continues to accrue and be paid currently on all of the auction rate securities.

The investment bank which holds NeoPharm’s auction rate securities has estimated the fair value of all of its auction rate securities as of September 30, 2008, including those held in the Company’s account.  The fair value of NeoPharm’s auction rate securities was estimated to be $13.5 million, which is $1.2 million less than their $14.7 million cost.  Since the timing of the repurchase of the Company’s auction rate securities at par value has been uncertain and dependent on the improvement of market conditions, we have arranged for and fully drawn on a $5.0 million credit facility collateralized by all of the Company’s investments, including its auction rate securities.

Subsequent to September 30, 2008, we entered into an agreement that gives us the right to sell all of our auction rate securities at par value, to the investment bank that holds our auction rate securities, at any time during the period between June 30, 2010 and July 2, 2012, under the terms of a nontransferable rights offering.  This agreement also gives the Company the right to borrow money from the investment bank in the form of a no net cost loan of up to 75% of the market value of the auction rate securities, which we believe will provide us the liquidity to fund our operations through most of 2009, based on our current forecasted cash consumption during that period of time.

Based on the Rights, we now have the ability, at a future date, to sell our auction rate securities at par value to the investment bank that holds our auction rate securities.  Additionally, we intend to hold these securities until we can sell them at par value, either when the Rights are exercisable, or at an earlier opportunity to do so.  Accordingly, the Company considers the decline in the estimated fair value of its investments in auction rate securities to be temporary.  As such, we are reporting the decline in estimated fair value, which is considered to be temporary, of $0.4 million and $1.2 million for the three and nine month periods ended September 30, 2008, respectively, as Accumulated Other Comprehensive Income (Loss), a separate component of Shareholders’ Equity, as provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities.

We expect that our primary use of cash over the next 12 to 18 months will be to fund, in addition to general and administrative expenses, our initial Phase III confirmatory trial for Cintredekin Besudotox for glioblastoma multiforme, advancement of our Cintredekin Besudotox for pulmonary fibrosis and our NeoLipid® clinical and pre-clinical research and development efforts, and our remaining PRECISE Phase III clinical trial patient obligations.

As a result of the April 2007 cost reduction initiative coupled with other ongoing cost-saving initiatives, the Company was able to reduce budgeted selling, general and administrative expenditures by $2.5 million for the nine months ended September 30, 2008 as compared to September 30, 2007.  The Company currently projects it has sufficient cash available to fund operations for 2008 and well into 2009 before requiring additional financing.  The date as to which sufficient funds continue to be available for operations, without additional financing, may vary depending upon the timing and implementation of various strategies under consideration by the Company.

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

Available for Sale Securities

Investments in auction rate securities have scheduled maturities greater than 90 days at the time of purchase, and are classified as available-for-sale securities and recorded at fair value.  Auction rate securities are used by many student-loan providers, municipalities and other governmental authorities to raise cash to fund projects or operations, and money market funds. These auction rate securities all have AAA/aaa credit ratings, consistent with our investment policy guidelines, and have long-term nominal maturities with provisions calling for the interest rates to be reset through periodic auctions every 7 to 28 days.  Beginning in February 2008, all of the auction rate securities held by the Company as of September 30, 2008 have experienced failed auctions.  An auction failure is not a default.  An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers at the reset dates.  The auction rate securities typically have provisions such that the interest rates initially reset at higher percentages upon failure in the auction market, and then adjust so that interest rates average to prevailing market-based percentages for these types of securities.  Interest continues to accrue and be paid currently on all of the auction rate securities.

The investment bank which holds NeoPharm’s auction rate securities has estimated the fair value of all of its auction rate securities as of September 30, 2008, including those held in the Company’s account.  The fair value of NeoPharm’s auction rate securities was estimated to be $13.5 million, which is $1.2 million less than their $14.7 million cost.  Since the timing of the repurchase of the Company’s auction rate securities at par value has been uncertain and dependent on the rate of improvement of market conditions, we have arranged for and fully drawn on a $5.0 million credit facility collateralized by all of the Company’s investments, including its auction rate securities (see note 6 below).

Subsequent to September 30, 2008, we entered into an agreement with the investment bank that holds our auction rate securities, which gives the Company Auction Rate Securities Rights (Rights”) to sell all of our auction rate securities at par value back to the investment bank at any time during the period between June 30, 2010 and July 2, 2012 under the terms of a nontransferable rights offering.  This agreement also gives the Company the right to borrow money from the investment bank in the form of a no net cost loan of up to 75% of the fair value of the auction rate securities.  The Company is also exploring other alternatives under which it would liquidate its auction rate securities at par value, although it is not known when or to what extent such alternatives will be successful.  Therefore we have reclassified our investments in auction rate securities from a Current Asset to a Non-Current Asset on our Consolidated Balance Sheet as of September 30, 2008.

Based on the Rights, we now have the ability, at a future date, to sell our auction rate securities at par value to the investment bank that holds our auction rate securities.  Additionally, we intend to hold these securities until we can sell them at par value, either when the Rights are exercisable, or at an earlier opportunity to do so.  Accordingly, the Company considers the decline in the estimated fair value of its investments in auction rate securities to be temporary.  As such, we are reporting the decline in estimated fair value, which is considered to be temporary, of $0.4 million and $1.2 million for the three and nine month periods ended September 30, 2008, respectively, as Accumulated Other Comprehensive Income (Loss), a separate component of Shareholders’ Equity, as provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, we did not own any derivative instruments, but we were exposed to market risks, primarily the impact of changes in United States interest rates on our short-term investments and on our short-term debt. As of September 30, 2008, we held total cash and cash equivalents of $5.4 million, available for sale securities of auction rate securities of $13.5 million and short-term debt of $5.0 million.  All cash equivalents have a maturity less than 90 days. Declines in interest rates on our short-term investments over time would reduce our interest income from our investments.  An increase in the interest rate on our short-term debt over time would increase our interest expense on our short-term debt. Based upon our cash and cash equivalents as of September 30, 2008, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income on cash and cash equivalents of approximately $55,000.  An increase in the interest rate of 1.0% on our short-term debt as of September 30, 2008 would cause a corresponding increase in our annual interest income of $50,000.

The market values of the available for sale securities may fluctuate due to market conditions and other conditions over which we have no control.  Fluctuations in the market price and valuations of these securities may require us to record losses due to impairment in the value of the securities underlying the investment.  This could result in future charges to our earnings.  All of the auction rate securities held by the Company as of September 30, 2008 have experienced failed auctions.  An auction failure is not a default.  An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers of the reset dates.  Refer to Note 4 of our financial statements for further discussion regarding the failed auctions of our available for sale securities in the auction markets as of September 30, 2008.

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

Our President and Chief Executive Officer/Acting Chief Financial Officer, has carried out an evaluation, with the participation of our management, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report, based on the evaluation required by paragraph (b) of Rule 13a-15 under the Securities Act of 1934.  Based upon such evaluation, our President and Chief Executive Officer/Acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NeoPharm, Inc. and certain of our former officers have been named in a consolidated amended complaint, which alleges various violations of the federal securities laws in connection with our public statements regarding our LEP drug product candidate during the period from October 31, 2001 through April 19, 2002.  On November 4, 2002, we moved to have the complaint dismissed. Our motion to dismiss was granted in part and denied in part in February 2003.  In November 2004, the plaintiffs filed a motion to amend and a motion for summary adjudication. The motion to amend sought to include certain pre-class period statements in the complaint. The motion for summary adjudication asked the Court to rule that certain statements made in an arbitration award regarding the LEP drug product candidate be deemed facts established in this proceeding. On February 23, 2007, the Court entered an order denying both the plaintiffs’ motion to amend and the plaintiffs’ motion for summary adjudication.  Fact and expert discovery is closed.  On March 21, 2008, the dispositive motion filing deadline, NeoPharm filed a motion for summary judgment, on which we are awaiting the court’s decision.  No trial date has yet been set.  We intend to vigorously defend each and every claim in the complaint.  Management is unable to estimate the potential outcome or range of possibilities, if any.  In addition, we maintain insurance coverage to mitigate the financial impact of any potential loss.

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

Below are the risk factors that have been revised since the filing of our annual report on March, 28, 2008 on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2008 and June 30, 2008 (“Prior 10-Qs”).  We face significant additional risks, which are set forth in the Part I, Item 1A in our 2007 Form 10-K under the caption “Risk Factors.”  You are urged to read these risk factors in the 2007 Form 10-K and Prior 10-Qs , in addition to the following revised risk factors set forth below.  Each of the risk factors set forth here and in our 2007 Form 10-K and Prior 10-Qs could materially adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock.   Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.

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

We have invested a significant portion of our cash in auction rate securities, which subjects us to liquidity risk and could require us to record impairment charges if the fair value of these investments decline permanently or are other-than temporarily impaired.  Furthermore, when we require additional cash resources, an absence of liquidity from these investments could require us to seek funds elsewhere, which may be more unattractive or unavailable, especially in light of the current instability of credit markets.

Investments in auction rate securities have scheduled maturities greater than 90 days at the time of purchase, and are classified as available-for-sale securities and recorded at fair value.  Auction rate securities are used by many student-loan providers, municipalities and other governmental authorities to raise cash to fund projects or operations, and money market funds. These auction rate securities all have AAA/aaa credit ratings, consistent with our investment policy guidelines, and have long-term nominal maturities with provisions calling for the interest rates to be reset through periodic auctions every 7 to 28 days. This auction process has historically provided a liquid market for auction rate securities. In February 2008, all of the auction rate securities held by the Company as of September 30, 2008 have experienced failed auctions.  An auction failure is not a default.  An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers at the reset dates.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer. We have entered into an agreement with the investment bank that holds our auction rate securities, which gives the Company Auction Rate Securities Rights (Rights”) to sell all of our auction rate securities at par value back to the investment bank at any time during the period between June 30, 2010 and July 2, 2012 under the terms of a nontransferable rights offering.  This agreement also gives the Company the right to borrow money from the investment bank in the form of a no net cost loan of up to 75% of the fair value of the auction rate securities.  The Company is also exploring other alternatives under which it would liquidate its auction rate securities at par value, although it is not known when or to what extent such alternatives will be successful.  Accordingly, as of September 30, 2008, we are reporting our investments in auction rate securities as a long-term asset in our Consolidated Balance Sheet at their estimated fair value.  Based on the Rights, we now have the ability, at a future date, to sell our auction rate securities at par value to the investment bank that holds our auction rate securities.  Additionally, we intend to hold these securities until  we can sell them at par value, either when the Rights are exercisable, or at an earlier opportunity to do so.  Accordingly, the Company considers the decline in the estimated fair value of its investments in auction rate securities to be temporary.  As such, we are reporting the decline in estimated fair value, which is considered to be temporary, of $0.4 million and $1.2 million for the three and nine month periods ended September 30, 2008, respectively, as Accumulated Other Comprehensive Income (Loss), a separate component of Shareholders’ Equity, as provided by Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities.  If the fair value of these investments declines permanently or is other-than temporarily impaired, we would be required to take an impairment charge which would flow through our Condensed Consolidated Statement of Operations as an expense.  Given the substantial dislocation in the financial markets and among financial services companies, we cannot be assured that the investment bank ultimately will have the ability to repurchase our auction rate securities at par, or at any other price, as these rights will be an unsecured contractual obligation of the investment bank or that if the investment bank determines to purchase our auction rate securities at any time, we will be able to reinvest the cash proceeds of any such sale at the same interest rate or dividend yield currently being paid to us. Also, as a condition of accepting the auction rate securities rights, we were required to sign a release of claims against the investment bank, which will prevent us from making claims against the investment bank related to our investment in auction rate securities, other than claims for consequential damages.

The Nasdaq Capital Market may cease to list our common stock, which may cause our stock price to suffer and adversely affect the market liquidity of our common stock.

       On December 26, 2007, we received notice from the Nasdaq Stock Market (“Nasdaq”) advising us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing under Nasdaq Marketplace Rule 4450(a)(5) (the “Rule”).  The Company had until June 23, 2008 to regain compliance with the Rule.  On June 24, 2008, Nasdaq notified the Company that as a result of the Company’s failure to comply with the Rule as of June 23, 2008, the Company’s common stock would be delisted unless the Company requested a hearing before a Nasdaq Listing Qualifications Panel, which the Company did on July 1, 2008.  On August 14, 2008, the Company presented its plan to regain compliance with the Rule to the Panel.  On September 4, 2008, the Company issued a press release announcing that it had received notification from the Panel granting the Company’s request to remain listed on The NASDAQ Stock Market, subject to the condition that, on or before December 22, 2008, the Company must evidence a closing bid price of $1.00 or more for a minimum of ten consecutive business days.

  On October 21, 2008, the Company received notification from the Panel informing the Company that the Panel has extended the deadline for NeoPharm to regain compliance with NASDAQ’s minimum bid price requirement to March 27, 2009 from December 22, 2008.   This extension was granted in accordance with NASDAQ’s decision to temporarily suspend for all companies currently listed on any NASDAQ market, the bid price and market value requirements for continued listing on such NASDAQ markets, given the recent extraordinary market conditions. As a result, the Company’s common stock will continue to be listed on The NASDAQ Capital Market, subject to the condition that, on or before March 27, 2009, the Company’s common stock must evidence a closing bid price of $1.00 or more for a minimum of ten consecutive business days.

  Should the Company be unable to meet the conditions established by the Panel, its securities would be subject to delisting from The NASDAQ Stock Market.  If our common stock were to be delisted, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.  Such a delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in a loss of confidence by investors, suppliers and employees.  In addition, our stockholders ability to trade or obtain quotations on our shares could be severely limited because of lower trading volumes and transaction delays.  These factors could contribute to lower prices and larger spreads in the bid and ask price for our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

On August 22, 2008, the Company held its Annual Meeting of Stockholders to vote on the matters listed listed below. All of the matters voted on at the Annual Meeting were approved by the Company’s stockholders at the Annual Meeting.

1. To elect five directors to serve until the 2009 Annual Meeting of Stockholders.
With respect to the election for directors, the votes were as follows:

	Votes For	Votes Against	Votes Withheld
Frank C. Becker	21,184,248	—	3,318,315
Laurence P. Birch	21,293,566	—	3,209,007
Bernard A. Fox	21,319,886	—	3,182,677
Paul E. Freiman	17,158,806	—	7,343,757
John N. Kapoor	21,328,998	—	3,173,565

2. To approve an amendment to the NeoPharm, Inc. 2006 Equity Incentive Plan to increase the maximum number of shares of common stock that may be awarded under the Plan as restricted stock or as bonus stock from 500,000 to 1,500,000.

Votes For	Votes Against	Abstain	Non Votes
11,564,502	2,870,176	25,457	10,042,428

3. To ratify the appointment of BDO Seidman, LLP as the Company's independent registered public accountants for 2008.

Votes For	Votes Against	Abstain	Non Votes
23,884,890	573,216	44,457	0

ITEM 5.	OTHER INFORMATION

Subsequent to September 30, 2008, we entered into an agreement with the investment bank that holds our auction rate securities, which gives the Company Auction Rate Securities Rights (Rights”) to sell all of our auction rate securities at par value back to the investment bank at any time during the period between June 30, 2010 and July 2, 2012 under the terms of a nontransferable rights offering.  This agreement also gives the Company the right to borrow money from the investment bank in the form of a no net cost loan of up to 75% of the fair value of the auction rate securities.  The Company is also exploring other alternatives under which it would liquidate its auction rate securities at par value, although it is not known when or to what extent such alternatives will be available.  Accordingly, we have reclassified our investments in auction rate securities from a Current Asset to a Non-Current Asset on our Consolidated Balance Sheet as of September 30, 2008.

ITEM 6.	EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act or 2002

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2008	/s/ Laurence P. Birch
Laurence P. Birch
President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer)